Form 10-Q
period 2007-09-30
Global BPO Services Corp
filed 2007-11-21
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-33385

GLOBAL BPO SERVICES CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0420454
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

125 High Street, 30th Floor, Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

(617) 517- 3252

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐                    Accelerated filer    ☐                    Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,062,500 shares of common stock, par value $.001 per share, as of November 20, 2007.

GLOBAL BPO SERVICES CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet as of September 30, 2007 (unaudited)	3

Statements of Operations for the period from June 26, 2007 (date of inception) through September 30, 2007 and for the three months ended September 30, 2007 (unaudited)	4

Statement of Stockholders’ Equity for the period from June 26, 2007 (date of inception) through September 30, 2007	5

Statements of Cash Flows for the period from June 26, 2007 (date of inception) through September 30, 2007 and for the three months ended September 30, 2007	6

Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4. Submission of Matters to a Vote of Security Holders	41

Item 6. Exhibits	41

Global BPO Services Corp.

(A Development Stage Company)

BALANCE SHEET

September 30, 2007

(unaudited)

ASSETS:
Current Assets:
Cash and cash equivalents	$124,547
Prepaid Expenses	4,907

Total current assets	129,454
Equipment, net	1,178
Deferred offering costs	633,838

Total Assets	$764,470

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accrued offering costs	$529,954
Accrued interest	2,575
Notes payable - stockholders	200,000

Total Current Liabilities	732,529

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none outstanding	—
Common stock, par value $.001 per share, 12,000,000 shares authorized, 8,984,374 shares issued and outstanding	8,984
Additional paid-in capital	41,016
Deficit accumulated in the development stage	(18,059)

Total stockholders’ equity	31,941

Total liabilities and stockholders’ equity	$764,470

See notes to unaudited financial statements.

Global BPO Services Corp.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2007	For the period from June 26, 2007 (date of inception) to September 30, 2007
Expenses:
Formation and operating costs	$8,570	$15,484
Interest expense to certain founding stockholders	2,520	2,575

Net loss for the period	$(11,090)	$(18,059)

Weighted average number of shares outstanding	8,203,133	7,780,296

Net loss per share – basic and diluted	$(0.00)	$(0.00)

See notes to unaudited financial statements.

Global BPO Services Corp.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S EQUITY

For the period from June 26, 2007 (date of inception) to September 30, 2007

(unaudited)

	Common Stock		Additional Paid-In Capital	Deficit accumulated in the development stage	Total
	Shares	Amount
Balance at June 26, 2007 (date of inception)	—	$—	$—	$—	$—
Issuance of Common stock to founding stockholder	100	1	99		100
Net loss for the period				(6,969)	(6,969)

Balance at June 30, 2007	100	1	99	(6,969)	(6,869)
Issuance of Common Stock to founding stockholders	8,984,274	8,983	40,917	—	49,900
Net loss for the period				(11,090)	(11,090)

Balance at September 30, 2007	8,984,374	$8,984	$41,016	$(18,059)	$31,941

See notes to unaudited financial statements.

Global BPO Services Corp.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended September 30, 2007	For the period from June 26, 2007 (date of inception) to September 30, 2007
Cash flows from operating activities:
Net loss for the period	$(11,090)	$(18,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Prepaid expenses	(4,907)	(4,907)
Accrued expenses - other	(4,394)	2,575

Net cash used in operating activities	(20,391)	(20,391)

Cash flows from investing activities:
Purchase of equipment	(1,178)	(1,178)

Net cash used in investing activities	(1,178)	(1,178)

Cash flows from financing activities:
Offering related costs paid	(103,884)	(103,884)
Proceeds from notes payable – stockholders	—	200,000
Proceeds from issuance of common stock to founding stockholders	50,000	50,000

Net cash provided by (used in) financing activities	(53,884)	146,116

Net increase (decrease) in cash and cash equivalents	(75,453)	124,547
Cash and cash equivalents, beginning of period	200,000	—

Cash and cash equivalents, end of period	$124,547	$124,547

Supplemental disclosure of non-cash financing activity:
Accrued offering costs	$529,954	$529,954

See notes to unaudited financial statements.

GLOBAL BPO SERVICES CORP.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

Global BPO Services Corp. (the “Company”) was incorporated in Delaware on June 26, 2007 as a blank check development stage company to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination (each a “Business Combination”) one or more domestic or international operating businesses in the business process outsourcing industry.

As of September 30, 2007, the Company had not yet commenced any operations. All activity through September 30, 2007 relates to the Company’s formation and public offering described below.

The Company consummated a public offering (the “Offering”) on October 23, 2007 (see Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully consummate a Business Combination. Upon the closing of the Offering, 98.5% of the proceeds were deposited in a trust account (“Trust Account”) and invested only in “government securities” or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of a first Business Combination or (ii) liquidation of the Company. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares issued in the Offering vote against the proposed Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The Company’s Founding Stockholders (as defined below) will not have such conversion rights with respect to any shares of common stock owned by them. All of the Company’s stockholders prior to the Offering, including all of the officers, directors and members of the strategic advisory council of the Company (“Founding Stockholders”), have agreed to vote their founding and open market purchases of shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder, other than a Founding Stockholder, who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the proposed consummation of the Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Founding Stockholders.

The Company’s second amended and restated certificate of incorporation provides for the Company’s common stock to have a par value of $0.001 per share and, on June 29, 2007, the Company issued 100 shares to its Chairman of the Board of Directors, President and Chief Executive Officer. On July 9, 2007, the Company issued a further 8,984,274 shares of common stock to its Founding Stockholders for a combined total capital contribution of $50,000 for the two issuances. The Company’s second amended and restated certificate of incorporation states that it will cause a mandatory dissolution of the Company and subsequent liquidation of the funds held in the Trust Account in the event that the Company does not consummate a Business Combination within 24 months from the date of the prospectus relating to the Offering. It also provides that 24 months from the date of the prospectus relating to the Offering the Company’s corporate existence will cease. Since the underwriters’ over-allotment was not exercised, 1,171,874 shares issued to the Founding Stockholders were redeemed on November 19, 2007. In the event of dissolution and liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 3). The second amended and restated certificate of incorporation was filed on October 17, 2007 and authorizes 1,000,000 shares of preferred stock and 119,000,000 shares of common stock, an increase from the 12,000,000 shares of common stock authorized as of September 30, 2007.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company. The Company has not commenced operations. All activity through September 30, 2007 is related to the Company’s formation and preparation for the Offering. The Company has selected December 31 as its fiscal year end. The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position of the Company. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any interim period or the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company’s policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk.

Equipment

Equipment consists of computer equipment and is recorded at customer cost. Depreciation is recorded on a straight-line basis over the estimated useful life of three years commencing on the date that it is put into use after the close of the Offering. Repair and maintenance is expensed as incurred.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At September 30, 2007, a deferred income tax asset relating to the Company’s net operating loss is offset by a full valuation allowance. Deferred tax assets are reduced by an appropriate valuation allowance if, in management’s judgment, it is more likely than not that the deferred tax asset will not be realized.

At September 30, 2007, the Company’s net operating loss carry forward was $18,059. Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the loss carry forward period, which runs through 2022.

Loss Per Common Share

Basic loss per share is computed by dividing net loss applicable to common stock by the weighted average common shares outstanding during the period.

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At September 30, 2007, there were no such potentially dilutive securities.

Deferred offering costs

Deferred offering costs consist principally of legal, accounting and underwriting fees incurred through the balance sheet date that are related to the Offering and that were charged to capital upon the receipt of the capital in October 2007. The 7,500,000 founder warrants (discussed in Note 3) to purchase common stock were anti-dilutive and excluded from the calculation of diluted loss per share for the period ended September 30, 2007.

Recently Issued Accounting Standards

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3—PUBLIC OFFERING (Subsequent Event)

In the Offering, the Company issued 31,250,000 units (“Units”) at a price of $8.00 per Unit. Proceeds from the Offering totaled approximately $231,300,000, which was net of approximately $18,450,000 in underwriting fees and other expenses related to the Offering and $250,000 in working capital. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the consummation of a Business Combination with a target business or one year from the effective date of the Company’s registration statement relating to the Offering and expiring four years from October 17, 2007, the effective date of the Company’s registration statement. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, if, and only if, the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption. The Company may not redeem the Warrants unless the Warrants and the shares of common stock underlying the Warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption. In no event will the registered holders of a Warrant be entitled to receive a net cash settlement, stock or other consideration in lieu of physical settlement in shares of the Company’s common stock.

The Company also sold in a private placement immediately prior to the Offering 7,500,000 warrants for proceeds of $7,500,000 to certain of its Founding Stockholders. The founder warrants were purchased separately and not in combination with common stock in the form of units. The purchase price of the founder warrants has been added to the proceeds from the Offering to be held in the Trust Account pending the Company’s completion of one or more Business Combinations. If the Company does not complete one or more approved Business Combinations that meet the criteria described in the Offering, then the $7,500,000 purchase price of the founder warrants will become part of the amount payable to the Company’s Public Stockholders upon the liquidation of the Trust Account and the founder warrants will become worthless.

The founder warrants have terms and provisions that are identical to the Warrants sold in the Offering, except that (i) such founder warrants have been placed in escrow and will not be released before, except in limited circumstances, one year from the consummation of an approved Business Combination, (ii) such founder warrants will be non-redeemable as long as the Founding Stockholders hold them, (iii) such founder warrants are exercisable in the absence of an effective registration statement covering the shares of common stock underlying the warrants, (iv) such founder warrants may be exercised on a cashless basis and (v) such founder warrants are being purchased pursuant to an exemption from the registration requirements of the Securities Act and will become freely tradable only after they are registered pursuant to a registration rights agreement to be signed upon or prior to the consummation of the Offering. The transfer restriction does not apply to transfers made pursuant to registration or an exemption that are occasioned by operation of law or for estate planning purposes, while remaining in escrow.

The Company believes the purchase price of $1.00 per warrant for the private placement warrants represents the fair value of such warrants on the date of purchase and accordingly no compensation expense will be recognized with respect to the issuance of the founder warrants.

The Company sold the Units issued in the Offering to its underwriters at a price per share equal to $7.44 (a discount of $0.56 per share), resulting in an aggregate underwriting discount to its underwriters of $17,500,000. The Company also sold to its underwriters, for $100, an option to purchase up to a total of 1,562,500 units. The units issuable upon exercise of this option are identical to those issued in the Offering, except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the warrants included in the units sold in the Offering). This option is exercisable at $9.60 per unit, commencing on the later of the consummation of a Business Combination and one year from October 17, 2007 and expiring four years from October 17, 2007. The option and the 1,562,500 units, the 1,562,500 shares of common stock and the 1,562,500 warrants underlying such units, and the 1,562,500 shares of common stock underlying such warrants, have been deemed compensation by the FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the effective date of the registration statement except to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. The option and its underlying securities have been registered under the registration statement of which the Company’s final prospectus forms a part. The Company will have no obligation to net cash settle the exercise of the option or the warrants underlying the option. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend, recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below the exercise price of the warrants included in the option. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately $4.6 million using an expected life of four years, volatility of 48.84% and a risk-free interest rate of 3.98%. The expected volatility of approximately 48.84% was estimated by management based on an evaluation of the historical volatilities of public entities in the business process outsourcing industry. The Company has no trading history, and as a result it is not possible to value this option based on historical trades. Management believes that this volatility is a reasonable benchmark to use in estimating the value of this option. The actual volatility of this option will depend on many factors that cannot be precisely valued.

NOTE 4—ISSUE OF FOUNDERS’ SHARES

In June and July 2007, the Company issued a total of 8,984,374 shares of common stock to its Founding Stockholders (which included 1,171,874 shares that were subject to redemption by the Company in the event that the underwriters’ over-allotment option was not exercised), some of whom are also officers and directors of the Company, for total cash proceeds of $50,000. Since the underwriters’ over-allotment option was not exercised, the Company redeemed a total of 1,171,874 shares from the founders on November 19, 2007.

NOTE 5—COMMITMENT

The Company utilizes certain administrative services and office space provided by Trillium Capital LLC an entity affiliated with the Company’s Chairman of the Board of Directors, President and Chief Executive Officer. The Company commenced paying such affiliate $10,000 per month for such services immediately following the Offering.

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters. Pursuant to the Underwriting Agreement, the Company was obligated to the underwriter for certain fees and expenses related to the Offering, including underwriters’ discounts of $17,500,000. The Company paid $10,000,000 of the underwriting discount upon closing of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $7,500,000 will be deferred until consummation of the Business Combination.

NOTE 6—NOTE PAYABLE - STOCKHOLDERS

On June 29, 2007, pursuant to promissory notes of the same date, certain of the Company’s officers and directors provided a $200,000 loan, bearing interest at an annual rate of 5% compounded semi annually, to the Company, which, together with accrued interest on the loan, was repaid from the proceeds of the Offering on October 31, 2007. The proceeds of the loan were used to pay certain Offering expenses and start up related costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this quarterly report on Form 10-Q. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this quarterly report on Form 10-Q generally. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur.

Overview

We were formed on June 26, 2007 to consummate a merger, capital stock exchange, asset acquisition, exchangeable share transaction or other similar business combination with an operating business in the business process outsourcing industry. Our initial business combination must be with a business or businesses whose collective fair market value is at least equal to 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the acquisition.

Results of Operations

For the period from June 26, 2007 (date of inception) to September 30, 2007, we had a net loss of $18,059 attributable to organization, formation and general and administrative expenses. For the three months ended September 30, 2007, we had a net loss of $11,090. We incurred costs of $633,838 as of September 30, 2007 with regard to our initial public offering, or IPO, which were classified as deferred offering costs on our balance sheet and have been subsequently charged to stockholders’ equity after the completion of our IPO.

Our entire activity for the period ended September 30, 2007 has been to prepare for our IPO. We believe that we have sufficient funds available to complete our efforts to effect an initial business combination with an operating business within the required 24 months from October 17, 2007.

Liquidity and Capital Resources

On October 23, 2007, we completed our IPO of 31,250,000 Units. Each Unit consists of one share of our common stock, par value $0.001 per share, (the “Common Stock”) and one warrant entitling the holder to purchase one share of our Common Stock at a price of $6.00. For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Note 3 of the unaudited financial statements included in Part I, Item 1 of this Report. As of September 30, 2007, we had cash of $124,547. Until the consummation of our IPO, our only source of liquidity was a $200,000 loan made to us in June 2007 by certain of our founding stockholders This loan was repaid on October 31, 2007 from the proceeds of our IPO.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space and general and administrative services payable to Trillium Capital LLC, an entity affiliated with the Company’s Chairman of the Board of Directors, President and Chief Executive Officer. We began incurring this fee on October 23, 2007, and will continue to incur this fee monthly until the completion of our initial business combination.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our IPO held in the trust account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this quarterly report on Form 10-Q and in any other public statements we make may turn out to be wrong. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC. This quarterly report on Form 10-Q for the three months ended September 30, 2007 represents our first periodic report required to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended. Item IA. “Risk Factors” contains all of the risk factors that would have otherwise been reported in an annual report on Form 10-K.

Risks Related to Our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more domestic or international operating businesses in the business process outsourcing industry. We will not generate any revenues or income until, at the earliest, after the consummation of a business combination.

We will liquidate if we do not consummate a business combination.

Pursuant to our second amended and restated certificate of incorporation, we have until October 17, 2009 in which to complete a business combination. If we fail to consummate a business combination within the required time frame, our corporate existence will, in accordance with our second amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. We view this obligation to liquidate as an obligation to our stockholders and we presume that investors will make an investment decision, relying, at least in part, on this provision. Thus, without the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in the offering, neither we nor our board of directors will take any action to amend or waive any provision of our second amended and restated certificate of incorporation to allow us to survive for a longer period of time, except in connection with the consummation of a business combination. Notwithstanding the foregoing, we will not support, directly or indirectly, or in any way endorse or recommend, that stockholders approve an amendment or modification to such provision if it does not appear we will be able to consummate a business combination within the foregoing time period. In addition, we are contractually obligated not to amend or waive this provision pursuant to the underwriting agreement that we entered into with the underwriters in connection with our initial public offering. Our founding stockholders have waived their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination with respect to the shares of common stock owned by them prior to our initial public offering, including the shares of common stock underlying the founder warrants. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of liquidation, which we currently estimate to be up to $50,000, from our remaining assets outside of the trust account. In addition, our officers have agreed to jointly and severally reimburse us to the extent that we fail to obtain valid and enforceable waivers from vendors, service providers, prospective target businesses or other entities that are owed money by us for services rendered or contracted for or products sold to us, as well as for claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a combination with such target business in order to protect the amounts held in trust.

We cannot assure you that certain provisions of our second amended and restated certificate of incorporation will not be amended other than in connection with the consummation of a business combination.

We believe that a vote to amend or waive any provision of our second amended and restated certificate of incorporation would likely take place only to allow additional time to consummate a pending business combination. We view these provisions to be obligations to our stockholders and we presume that investors will make an investment decision relying, at least in part, on this provision. Although we are contractually obligated not to amend or waive this provision pursuant to the underwriting agreement that we entered into with the underwriters in connection with our initial public offering, we cannot assure you that other provisions of our second amended and restated certificate of incorporation will not be amended or waived by the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in our initial public offering.

You will not have any rights or interest in funds from the trust account, except under certain limited circumstances.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to convert their respective shares of common stock into cash upon a business combination which the stockholder voted against and which is completed by us. Our founding stockholders will not have such conversion rights with respect to any shares of common stock owned by them. In no other circumstances will a stockholder have any right or interest of any kind in the trust account.

If we are forced to liquidate before the completion of a business combination and distribute the trust account, our public stockholders may receive significantly less than $7.88 per share and our warrants will expire worthless.

We must complete a business combination having a fair market value of at least 80% of our net assets held in trust (net of taxes and amounts permitted to be disbursed for working capital purposes and excluding the amount held in the trust account representing the underwriters’ deferred discount) at the time of such acquisition by October 17, 2009. If we are unable to complete a business combination within the prescribed time frame and are forced to liquidate the trust account, the per-share liquidation price received by our public stockholders from the trust account may be less than $8.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Upon the liquidation of the trust account, public stockholders will be entitled to receive (unless there are claims not otherwise satisfied by the amount not held in the trust account or the indemnification provided by our officers) approximately $7.88 per share plus interest earned on their pro rata portion of the trust account (net of taxes payable and amounts permitted to be disbursed for working capital purposes), which includes $7,500,000 ($0.24 per unit) of the underwriters’ deferred discount and $7,500,000 ($0.24 per unit) of the purchase price of the founder warrants. Our officers have agreed jointly and severally to reimburse us to the extent we do not obtain valid and enforceable waivers from vendors, service providers, prospective target businesses or other entities that are owed money by us for services rendered or contracted for or products sold to us, as well as for claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a combination with such target business in order to protect the amounts held in the trust account. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by our creditors. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate the trust account in the event we do not complete a business combination within the prescribed time period.

If we are unable to consummate a business combination, our public stockholders will be forced to wait until after October 17, 2009 before receiving liquidation distributions.

We have until October 17, 2009 in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought conversion of their shares. Only after October 17, 2009 will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act with respect to the common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. In addition, we may not redeem the warrants unless the warrants comprising the units sold in our initial public offering and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Certain warrant holders are unlikely to receive direct notice of redemption of our warrants.

We expect most purchasers of our warrants will hold their securities through one or more intermediaries and consequently you are unlikely to receive notice directly from us that the warrants are being redeemed. If you fail to receive notice of redemption from a third party and your warrants are redeemed for nominal value, you will not have recourse against us.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares of common stock underlying the warrants at the time that our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants and therefore the warrants could expire worthless.

Holders of our warrants will be able to exercise the warrants only if (i) a current registration statement under the Securities Act relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in that certain Warrant Agreement, dated as of October 17, 2007, between us and the warrant agent, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants following completion of our initial public offering to the extent required by federal securities laws, and we intend to comply with our undertaking, we cannot assure that we will be able to do so and therefore the warrants could expire worthless. Such expiration would result in each holder paying the full unit purchase price solely for the shares of common stock underlying the unit. In addition, we have agreed to use our reasonable efforts to register the shares of common stock underlying the warrants under the blue sky laws of the states of residence of the existing warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares of common stock underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. In no event will the registered holders of a warrant be entitled to receive a net cash settlement, stock, or other consideration in lieu of physical settlement in shares of our common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

Although historically blank check companies have used a 20% threshold for conversion rights, we allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which you may not agree, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the outstanding shares of common stock sold in our initial public offering voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning 30% or more of the shares of common stock sold in our initial public offering do not vote against the business combination and exercise their conversion rights. Our founding stockholders will not have such conversion rights with respect to any shares of common stock owned by them. Historically, blank check companies have had a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

The ability of a larger number of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of a business combination, we will offer each public stockholder, other than our founding stockholders, the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. We allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our second amended and restated certificate of incorporation provides that we will continue in existence only until October 17, 2009. If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Section 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after our corporate existence terminates and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us. In the event of our liquidation, we may have to adopt a plan to provide for the payment of claims that may potentially be brought against us, which could result in the per-share liquidation amount to our stockholders being significantly less than $7.88.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share liquidation price received by stockholders from the trust account as part of our plan of distribution will be less than $7.88 per share.

Our placing of funds in trust may not protect those funds from third-party claims against us. Third-party claims may include contingent or conditional claims and claims of directors and officers entitled to indemnification under our second amended and restated certificate of incorporation. We intend to pay any claims, to the extent sufficient to do so, from our funds not held in trust. Although we will seek to have all vendors, service providers and prospective target businesses or other entities that are owed money by us for services rendered or contracted for or products sold to us waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Even if they execute such agreements, they could bring claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the $7.88 per share held in the trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account), due to claims of such creditors. If we are unable to complete a business combination and liquidate the company, our officers will be jointly and severally liable to ensure that the proceeds in the trust account are not reduced if we did not obtain a valid and enforceable waiver from vendors, service providers, or other entities that are owed money by us for services rendered or contracted for or products sold to us, as well as any prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a combination with such target business. We cannot assure you that our officers will be able to satisfy those obligations. The indemnification provisions are set forth in an insider letter executed by each of our officers. The insider letter specifically sets forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, service provider, prospective target business or other entity that is owed money by us for services rendered or contracted for or products sold to us, the indemnification from officers will not be available.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

Claims for indemnification by our officers and directors may reduce the funds available to satisfy successful third-party claims against us and may reduce the amount of money in the trust account.

Under our second amended and restated certificate of incorporation, we have agreed to indemnify our officers and directors against a variety of expenses (including attorneys’ fees) to the fullest extent permitted under Delaware law. If indemnification payments are made to our officers and directors pursuant to our second amended and restated certificate of incorporation, the amount of the money in the trust account may be reduced.

As described above, we will seek to have all vendors, service providers and prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. However, there is no guarantee that such entities will agree to waive any claims they may have in the future or, even if such entities agree to waive such claims, that such waiver would be enforceable. Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders. Our officers have agreed, in the event we are unable to complete a business combination and liquidate the company, to be jointly and severally liable to ensure that the proceeds in the trust account are not reduced if we did not obtain a valid and enforceable waiver from such vendors, service providers, or other entities that are owed money by us for services rendered or contracted for or products sold to us, or if we agreed in writing with any prospective target businesses to pay for fees and expenses of third parties in the event we do not consummate a combination with such target business. However, we will not indemnify our officers for payments made by them to ensure that the proceeds in the trust account are not so reduced.

In certain circumstances, our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing itself and our company to claims of punitive damages.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders on a pro rata basis promptly after the termination of our existence by operation of law, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

If the funds available to us are insufficient to allow us to operate at least through October 17, 2009, we may not be able to complete a business combination.

We currently believe that the funds available to us outside of the trust account together with up to $3,250,000 of interest earned on the trust account that may be released to us will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. The $250,000 initially not held in the trust account will be used for working capital purposes. We could use a portion of the funds not being placed in trust to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target acquisition. We could also use a portion of these funds as a down payment, “reverse break-up fee” (a provision in a merger agreement which requires a payment to the target company if the financing for an acquisition is not obtained), or to fund a “no-shop” provision (a provision in letters of intent designed to keep target acquisitions from “shopping” around for transactions with others on terms more favorable to such target acquisitions) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target acquisition and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise) or if we agree to a reverse break-up fee and subsequently were required to pay such fee as a result of our breach of the acquisition agreement, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to any other potential target acquisitions. In such event, we would need to obtain additional funds from our founding stockholders or another source to continue operations.

There may be tax consequences associated with our acquisition, holding and disposition of target companies and assets.

We may incur significant taxes in connection with effecting acquisitions; holding, receiving payments from, and operating target companies and assets; and disposing of target companies and assets.

Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, the pool of prospective target businesses may be limited.

In accordance with the requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, and audited in accordance with U.S. generally accepted auditing standards, a likely possibility considering the international nature of the outsourcing industry in general and the business process outsourcing industry in particular, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses.

Because of our limited resources and the significant competition for business combination opportunities, including numerous companies with a business plan similar to ours, it may be more difficult for us to complete a business combination.

Based on publicly available information, as of November 9, 2007, approximately 133 similarly structured blank check companies have completed initial public offerings since August 2003 and numerous others have filed registration statements. Of these companies, only 38 companies have consummated a business combination, while 25 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations and another 6 will be or have been liquidated. There are approximately 63 blank check companies that have filed registration statements and are or will be seeking to enter into a business combination. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may consummate a business combination in any industry and/or geographic location they choose. As a result, we may be subject to competition from these and other companies seeking to consummate a business combination within any of our target sectors, which, in turn, will result in an increased demand for privately-held companies in these industries. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. Further, the fact that only 63 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination may indicate that there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies in the business process outsourcing industry. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target acquisitions that we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target acquisitions that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target acquisitions. Furthermore, the obligation that we have to seek stockholder approval of a business combination may delay the consummation of a transaction and make us less attractive to a potential target acquisition. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target acquisitions. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We cannot assure you we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with an unidentified target acquisition, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of our initial public offering and filed a Current Report on Form 8-K with the SEC after our initial public offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules, such as entitlement to all the interest earned on the funds deposited in the trust account. Because we are not subject to these rules, including Rule 419, our units are immediately tradable and we have a longer period of time to complete a business combination in certain circumstances than we would if we were subject to such rule.

Since we have not yet entered into a definitive agreement with a target acquisition, we are unable to currently ascertain the merits or risks of the business’s operations and investors will be relying on management’s ability to source and close a business transaction.

Because we have not yet entered into a definitive agreement with a target acquisition, investors currently have no basis to evaluate the possible merits or risks of the target acquisition. Although our management and board of directors will evaluate the risks inherent in a particular target acquisition, we cannot assure you that they will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target acquisition. Except for the limitation that a target acquisition have a fair market value of at least 80% of our net assets held in trust (net of taxes and amounts permitted to be disbursed for working capital purposes and excluding the amount held in the trust account representing the underwriters’ deferred discount) at the time of such acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on the founding stockholders’ ability to source business transactions, evaluate their merits, conduct or monitor diligence and conduct negotiations.

We may issue shares of common stock of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our second amended and restated certificate of incorporation authorizes the issuance of up to 119,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. There are 38,062,500 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of our outstanding warrants and the unit purchase option granted to our underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the date of this quarterly report, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

•

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

Although we have no commitments as of the date of this quarterly report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination. The incurrence of debt could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

•	covenants that limit our ability to pay dividends on our common stock, to acquire capital assets or make additional acquisitions; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Our investments in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners.

While we will not structure our initial business combination in such a way that we will be the minority stockholder of a combined company, we may in the future co-invest with third parties through partnerships or joint investment in an acquisition target or other entities. In such circumstances, we may not be in a position to exercise sole decision-making authority regarding a target business, partnership or other entity. Investments in partnerships or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their share of required capital contributions. Partners may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such partners may also seek similar acquisition targets as us and we may be in competition with them for such acquisition targets. Disputes between us and partners may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners might result in subjecting assets owned by the partnership to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners. For example, in the future we may agree to guarantee indebtedness incurred by a partnership or other entity. Such a guarantee may be on a joint and several basis with our partner in which case we may be liable in the event such party defaults on its guaranty obligation. In addition, if we were to partner with other entities to acquire a target acquisition, it may result in us reporting a minority interest or equity position related to such acquisition target in our financial statements, which could dilute our earnings.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of R. Scott Murray, our Chairman of the Board of Directors, President and Chief Executive Officer, and our other officers and directors, some or all of whom may not continue with us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of R. Scott Murray, our Chairman of the Board of Directors, President and Chief Executive Officer, and other directors and officers. While we expect that our current officers will devote substantially all their time to our business, there are no assurances that any such officers will be able to devote either sufficient time, effort or attention to us when we need it. None of our current key personnel, including our officers, will have entered into employment or consultant agreements with us prior to our initial business combination. Further, although we presently anticipate that our officers will remain associated in senior management, advisory or other positions with us following a business combination, some or all of the management associated with a target acquisition may also remain in place.

In making the determination as to whether current management should remain with us following the business combination, we will analyze the experience and skill set of the target business’s management and negotiate as part of the business combination that our founding officers and directors remain if it is believed that it is in the best interests of the combined company after the consummation of the business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

As such, our key personnel may not continue to provide services to us after the consummation of a business combination if we are unable to negotiate employment or consulting agreements with them in connection with or subsequent to the business combination, the terms of which would be determined at such time between the respective parties. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target acquisition, the ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. In addition, it is possible that certain key employees of a target acquisition may not remain with the surviving company and may need to be replaced by our officers or other management personnel recruited by us. We may be unable to successfully fill these positions, which could materially harm our business and results of operations.

We may have only limited ability to evaluate the management of the target business.

While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various operational issues which may adversely affect our operations.

Our officers and directors may allocate some portion of their time to other businesses thereby, causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

While we expect that our current officers and directors will devote substantially all their time to our business, our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. Certain of our directors are currently employed by other entities and are not obligated to devote any specific number of hours to our affairs. If other entities require them to devote more substantial amounts of time to their business and affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

We may engage in a business combination with one or more target businesses that have relationships or are affiliated with our directors or officers or any other founding stockholders, which may raise potential conflicts.

We may engage in a business combination with one or more target businesses that have relationships or are affiliated with our directors or officers or any other founding stockholders, which may raise potential conflicts. We anticipate that we will first seek to identify unaffiliated acquisition targets. However, no consideration has been given to any acquisition of any business affiliated with any of our directors or officers or any other founding stockholders or to the possibility of any such acquisition, and we are unable to predict whether, when or under what circumstances we would pursue or enter into any such acquisition. Also, the completion of a business combination between us and an entity owned by a business in which one of our directors or officers or any other founding stockholders may have an interest could enhance their prospects for future business from such client. For example, because one of our directors is the Chief Executive Officer of America’s Growth Capital, an investment banking firm, and another director is Non-Executive Chairman of the Board of Protocol Communications, Inc, each may have a conflict of interest in determining whether to recommend a business combination in which our directors or officers or any other founding stockholders may have an interest. To minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our directors or officers or any other founding stockholders unless we obtain an opinion from an unaffiliated, independent third party appraiser, which will be an investment banking firm that is a member of the FINRA, that the business combination is fair to our stockholders from a financial point of view.

Our officers and directors currently are, and may in the future become affiliated with additional entities that are, engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

None of our officers or directors have been or currently are a principal of, or affiliated or associated with, a blank check company. However, our officers and directors may in the future become affiliated with additional entities, including other “blank check” companies which may be engaged in activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties or other contractual obligations. No procedures have been established to determine how conflicts of interest that may arise due to duties or obligations owed to other entities will be resolved. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that any of these conflicts will be resolved in our favor.

Our founding stockholders currently own shares of our common stock which will not participate in the liquidation of the trust account and a conflict of interest may arise in determining whether a particular target acquisition is appropriate for a business combination.

Our founding stockholders own shares of our common stock that were issued prior to our initial public offering, but have waived their respective rights to participate in any liquidation distribution with respect to those shares of common stock if we are unable to consummate a business combination. Additionally, on October 17, 2007 we issued an aggregate of 7,500,000 warrants to certain of our founding stockholders at a purchase price of $1.00 per warrant for a total purchase price of $7,500,000. The recipients of these founder warrants have waived their respective rights to participate in any liquidation distribution with respect to the common stock underlying these founder warrants. The shares of common stock acquired prior to our initial public offering and any warrants owned by our founding stockholders will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and our directors may influence their motivation in timely identifying and selecting a target acquisition and completing a business combination. Consequently, our officers’ discretion, and the discretion of our directors, in identifying and selecting a suitable target acquisition may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest and as a result of such conflicts management may choose a target acquisition that is not in the best interests of our stockholders.

The requirement that we complete a business combination by October 17, 2009 may give potential target businesses leverage over us in negotiating a business combination.

We will liquidate and promptly distribute only to our public stockholders on a pro rata basis the amount in our trust account (subject to our obligations under Delaware law for claims of creditors) plus any remaining net assets if we do not effect a business combination by October 17, 2009. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to the time limit referenced above.

The requirement that we complete a business combination by October 17, 2009 may motivate our officers and directors to approve a business combination during that time period so that they may get their out-of-pocket expenses reimbursed.

Each of our founding stockholders may receive reimbursement for out-of-pocket expenses incurred by such individual in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, as well as traveling to and from the offices, service centers or similar locations of prospective target acquisitions to examine their operations. The funds for such reimbursement will be provided from the money not held in trust. In the event that we do not effect a business combination by October 17, 2009, then any expenses incurred by such individuals in excess of the money being held outside of the trust will not be repaid as we will liquidate at such time. On the other hand, if we complete a business combination within such time period, those expenses will be repaid by the target business. Consequently, our officers, one of whom is also a director, may have an incentive to approve and complete a business combination other than just what is in the best interest of our stockholders.

None of our officers or directors has ever been associated with a blank check company and such lack of experience could adversely affect our ability to consummate a business combination.

None of our officers or directors has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our officers and directors to identify and complete a business combination using the proceeds of our initial public offering. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination and could result in our having to liquidate our trust account. If we liquidate, our public stockholders could receive less than the amount they paid for our securities, causing them to incur significant financial losses.

Other than with respect to the business combination, our officers, directors, security holders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us.

Other than with respect to the business combination, we have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such parties may have an interest in certain transactions such as strategic partnering or joint venturing in which we are involved, and may also compete with us. Mr. Howe, a director of ours, is Chief Executive Officer of America’s Growth Capital, an investment banking firm, and America’s Growth Capital may receive investment banking fees as a result of any acquisition opportunities referred to us. However, we have adopted a policy that, prior to the consummation of a business combination, none of our strategic advisory council members or founding stockholders, or any entity with which they are affiliated, will be paid, either by us or a target acquisition company, any finder’s fee, consulting fee or other compensation for any services they render in order to effectuate the consummation of a business combination, other than the reimbursement, subject to approval of our board of directors, of out-of-pocket expenses, the monthly fee to Trillium Capital LLC and fees that America’s Growth Capital, of which Mr. Howe, one of our directors, is Chief Executive Officer, may be entitled to as a result of any acquisition opportunities referred to us.

Any such arrangement between us and America’s Growth Capital or any other investment banking firm must be approved by a majority of our disinterested directors and will be described in the proxy statement delivered to our stockholders in connection with their approval of our initial business combination. We will not retain America’s Growth Capital unless they agree to waive any interest or claim to the monies in the trust account for the payment of any fees or other compensation earned by it if an initial business combination is not consummated.

America’s Growth Capital is under no legal or contractual obligation to identify acquisition opportunities or perform any other services on our behalf and America’s Growth Capital may take actions that conflict with our interests.

Mr. Howe, a director of ours, is Chief Executive Officer of America’s Growth Capital. Because of this relationship, Mr. Howe may, in the course of his financial services activities, help us to identify potential acquisition candidates. However, Mr. Howe and America’s Growth Capital are under no legal or contractual obligation to perform these or any other services on our behalf. Mr. Howe and America’s Growth Capital may present acquisition opportunities to others before they present these opportunities to us. Acquisition candidates brought to our attention through Mr. Howe may include clients of America’s Growth Capital and America’s Growth Capital may have contractual, fiduciary or other obligations to these clients which may be inconsistent with, or adverse to, our interests and the interests of our stockholders. In addition, nothing precludes Mr. Howe and America’s Growth Capital from representing, investing in or participating in other blank check entities or other companies that compete with us for acquisition candidates. Finally, while no such agreement or arrangement is currently in place or contemplated, America’s Growth Capital may be entitled to a fee in connection with our initial business combination which could lead to a conflict of interest for Mr. Howe.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If our common stock becomes subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to these “penny stock” rules. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies;

and

•

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

Initially, we may only be able to complete one business combination, which will cause us to be solely dependent on a single asset or property.

The net proceeds from our initial public offering and the private placement (excluding $7,500,000 held in the trust account which represents the underwriters’ deferred discount) will provide us with approximately $238,800,000 which is held in trust and may be used by us to complete a business combination. We currently have no restrictions on our ability to seek additional funds through the sale of securities or through loans. As a consequence, we could seek to acquire a target business that has a fair market value significantly in excess of 80% of our net assets held in trust (net of taxes and amounts permitted to be disbursed for working capital purposes and excluding the amount held in the trust account representing the underwriters’ deferred discount) at the time of such acquisition. Although as of the date of this quarterly report we have not engaged or retained, had any discussions with, or entered into any agreements with, any third party regarding any such potential financing transactions, we could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements. However, if we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. Consequently, it is probable that we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely related operating businesses at the same time. However, should our management elect to pursue more than one acquisition of target businesses simultaneously, our management could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence, negotiation and documentation of each acquisition. Furthermore, even if we complete the acquisition of more than one target business at substantially the same time, there can be no assurance that we will be able to integrate the operations of such target businesses. Accordingly, the prospects for our ability to effect our business strategy may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Furthermore, since our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or businesses is contingent upon the simultaneous closings of the other acquisitions.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies in the business process outsourcing industry. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target acquisitions that we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target acquisitions that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target acquisitions. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target acquisitions. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the private placement will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the private placement prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in the course of searching for suitable target acquisition that we can afford to acquire, or the obligation to convert into cash a significant number of shares of common stock from dissenting stockholders, we will be required to seek additional financing such as debt, equity or co-investment with other investors. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target acquisition candidate. In addition, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we are unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would liquidate the trust account, resulting in a loss of a portion of your investment. In addition, if we consummate a business combination, we may require additional financing to fund continuing operations and/or growth. The failure to secure additional financing if required could have a material adverse effect on our ability to continue to develop and grow, even if we consummate a business combination. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our founding stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our founding stockholders (including all of our officers and directors) collectively own 20% of our issued and outstanding common stock. This ownership interest, together with any other acquisitions of our shares of common stock (or warrants which are subsequently exercised), could allow the founding stockholders to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. The interests of our founding stockholders and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling the company, may be more difficult to accomplish. No founding stockholder currently intends to purchase additional warrants or units. In the future, the founding stockholders may decide, for financial or other reasons, to purchase our securities in the open market or in private transactions in compliance with our insider trading policy. Any decision by our founding stockholders to purchase additional securities in the open market or private transactions will be based on the trading price of the securities and a determination that the purchase represents an attractive investment opportunity. If any of our founding stockholders purchase additional shares, each has agreed, in connection with the vote required for our initial business combination, to vote all shares of common stock then owned by them, and owned by them prior to the offering, in the same manner as a majority of the outstanding shares of common stock issued in our initial public offering, other than the shares of common stock owned by the founding stockholders. Therefore, the acquisition by our founding stockholders of shares of our common stock in the open market will not influence a stockholder vote in connection with the approval of a business combination.

If we redeem our public warrants, the founder warrants, which are non-redeemable, could provide the purchasers thereof with the ability to realize a larger gain than the public warrant holders.

The warrants held by our public warrant holders may be called for redemption at any time after the warrants become exercisable:

•	in whole and not in part;

•	at a price of $0.01 per warrant at any time after the warrant becomes exercisable;

•	upon a minimum of 30 days prior written notice of redemption to each warrant holder; and

•

if, and only if, the last sale price of the common stock equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

In addition, we may not redeem the warrants unless the warrants comprising the units sold in our initial public offering and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption.

As a result of the founder warrants not being subject to the redemption features that our publicly-held warrants are subject to, holders of the founder warrants, or their permitted transferees, could realize a larger gain than our public warrant holders in the event we redeem our public warrants.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with our initial public offering, we issued warrants to purchase up to 31,250,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target acquisition. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target acquisition. Additionally, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings of our securities. In addition, our founding stockholders are subject to a lock-up agreement related to their warrants and shares for a period of 1 year from the consummation of a business combination with an approved acquisition target. After such time, they will be able to exercise such warrants or sell such shares, subject to the usual securities regulations, which exercise or sale could have a negative impact on the price of the public warrants and public shares.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Although our securities are listed on the American Stock Exchange, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established or sustained.

If our founding stockholders exercise their registration rights, and/or if our underwriters elect to exercise their unit purchase option, it may have an adverse effect on the market price of our common stock and the existence of the registration rights and the unit purchase option may make it more difficult to effect a business combination.

Our founding stockholders are entitled to require us to register the resale of their shares of common stock at any time after the date on which its shares of common stock or warrants are released from escrow, which, except in limited circumstances, will not be before one year from the consummation of a business combination. If our founding stockholders exercise their registration rights with respect to all of their shares of common stock beneficially owned by them as of the date of this quarterly report, then there will be an additional 7,812,500 shares of common stock eligible for trading in the public market. Further, on October 17, 2007, we issued an aggregate 7,500,000 founder warrants to certain of our founding stockholders that are identical to the warrants sold in our initial public offering, except that (i) such founder warrants were placed in escrow and will not be released before, except in limited circumstances, one year from the consummation of a business combination, (ii) such founder warrants are non-redeemable as long as the holders hold them, (iii) such founder warrants are exercisable in the absence of an effective registration statement covering the shares of common stock underlying the warrants, (iv) such founder warrants may be exercised on a cashless basis and (v) such founder warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act and will become freely tradable only after they are registered pursuant to a registration rights agreement signed prior to the consummation of our initial public offering. If all of the founder warrants are exercised, there will be an additional 7,500,000 shares of our common stock eligible for trading in the public market.

In addition, we sold to our underwriters a unit purchase option to purchase up to a total of 1,562,500 units identical to those units offered in our initial public offering, except that the warrants issued as part of the unit purchase option will be exercisable at $7.20 per share. Although the unit purchase option and its underlying securities have been registered on the registration statement for our initial public offering, the option grants holders demand and “piggy back” registration rights for periods of five and seven years, respectively, from October 17, 2007. These rights apply to all of the securities directly and indirectly issuable upon exercise of the option. If this unit purchase option is exercised, and all of the underlying warrants are also exercised, there will be an additional 3,125,000 shares of our common stock eligible for trading in the public market. The presence of these additional numbers of securities eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination, or we may be required to incur additional expenses if we are unable to dissolve after the expiration of the allotted time period.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments;

•	restrictions on borrowing; and

•	restrictions on the issuance of securities, including warrants.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trust agent only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the holdings of the trust account to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or money market funds. The trust account and the purchase of government securities and money market funds for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, liquidation and return of the funds held in this trust account to our public stockholders.

If we are deemed to be an investment company at any time, we will be required to comply with additional regulatory requirements under the Investment Company Act of 1940 which would require additional expenses for which we have not budgeted. Furthermore, if we are deemed to be an investment company, our contracts may be voided and we may be unable to consummate a business combination.

Uncertainties in management’s assessment of a target business could cause us not to realize the benefits anticipated to result from an acquisition.

It is possible that, following our initial acquisition, uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities of, acquisition or other transaction candidates could cause us not to realize the benefits anticipated to result from an acquisition.

The potential loss of key customers, management and employees of a target business could cause us not to realize the benefits anticipated to result from an acquisition.

It is possible that, following our initial acquisition, the potential loss of key customers, management and employees of an acquired business could cause us not to realize the benefits anticipated to result from an acquisition.

The lack of synergy from an acquisition could cause us not to realize the benefits anticipated to result from an acquisition.

It is possible that, following our initial acquisition, the inability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction could cause us not to realize the benefits anticipated to result from an acquisition. In addition, if we were to acquire a previously privately owned company, it most likely will incur additional costs in order to comply with the requirements of the Sarbanes-Oxley Act of 2002 and other public company requirements, which in turn would reduce our earnings.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others advisors. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons, including those beyond our control, such as public stockholders who own 30% or more of the shares of common stock issued in our initial public offering voting against the proposed business combination and, other than our founding stockholders, opting to have us redeem their stock for a pro rata share of the trust account, even if a majority of the outstanding shares of common stock issued in our initial public offering voted by the public stockholders are voted in favor of the business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our directors may not be considered “independent” and we thus may not have the benefit of independent directors examining our financial statements and the priority of expenses incurred on our behalf subject to reimbursement.

Our founding stockholders hold an aggregate of 7,812,500 shares of common stock which they purchased for a purchase price of approximately $0.0056 per share, which is significantly lower than the offering price. We believe the current equity value for these shares is significantly lower than the initial $8.00 per share offering price because the holders of these shares will not be able to sell or transfer them while such shares remain in escrow, except in certain limited circumstances (such as transfers to relatives and trusts for estate planning purposes) and these shares are not entitled to any proceeds in case we liquidate if we do not consummate a business combination. No salary or other compensation will be paid to our officers or directors for services rendered by them on our behalf prior to or in connection with a business combination. Although we believe that four (4) of the members of our board of directors are “independent” under the rules of the American Stock Exchange, because our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, as well as traveling to and from the offices, service centers or similar locations of prospective target acquisitions to examine their operations, it is likely that state securities administrators would take the position that we do not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not any directors are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

We may not obtain an opinion from an unaffiliated third party as to the fair market value of the target acquisition or that the price we are paying for the business is fair to our stockholders.

We are not required to obtain an opinion from an unaffiliated third party that either the target acquisition we select has a fair market value of at least 80% of our net assets held in trust (net of taxes and amounts permitted to be disbursed for working capital purposes and excluding the amount held in the trust account representing the underwriters’ deferred discount) at the time of such acquisition or that the price we are paying is fair to stockholders unless (i) our board is not able to independently determine that a target acquisition has a sufficient market value or (ii) there is a conflict of interest with respect to the transaction. We have implemented this policy in order to address any conflicts of interest that may exist (i) if a business combination is with an entity that is affiliated with our directors or officers or any other founding stockholders or (ii) if we acquire a company in which our directors or officers or any other founding stockholders have made any investment.

Firms providing fairness opinions typically place limitations on the purposes for which the opinion may be used, and there can be no assurances that, as a result of such limitations or applicable law, stockholders, in addition to the board of directors, will be entitled to rely on the opinion. We expect to require that any firm selected by us to provide a fairness opinion will adhere to general industry practice in stating the purposes for which its opinion may be used. If no opinion is obtained, our stockholders will be relying on the judgment or our board of directors.

The American Stock Exchange may de-list our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. In addition, in connection with a business combination, it is likely that the American Stock Exchange may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange de-lists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•

a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a more limited amount of news and analyst coverage for our company;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•	a decreased ability of our security holders to sell their securities in certain states.

Provisions in our charter documents and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since our “staggered board” would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock. These provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Limitations on a target business’s ability to protect or enforce its intellectual property rights, including its trade secrets, could cause a loss in revenue and any competitive advantage.

A target business’s products or services, and the processes it uses to produce or provide them, might have been granted U.S. patent protection, might have patent applications pending or might be trade secrets. After a business combination, our business may be adversely affected if our patents are unenforceable, the claims allowed under our patents are not sufficient to protect our technology, our patent applications are denied, or our trade secrets are not adequately protected. Depending on the target business or businesses that we acquire, it is likely that we will have to protect copyrights, trademarks, patents, and domain names in a significant number of jurisdictions, a process that is expensive and may not be successful in every location. In addition, certain countries where a target acquisition may conduct its business, such as China, have rules governing intellectual property which may be less stringent that those in the United States. Despite our efforts to protect that proprietary technology and those rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. With respect to certain proprietary rights of the target business or businesses that we will acquire, such as trademarks and copyrighted materials, we expect that the target business or businesses will have entered into license agreements in the past and will continue to enter into such agreements in the future. These licensees may take actions that diminish the value of such target business or businesses’ proprietary rights or cause harm to such target business or businesses’ reputation. Our competitors may be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets or may file patent applications or obtain patents and proprietary rights that block or compete with our patents. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others.

We may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.

The tools, techniques, methodologies, programs and components that a target business uses in order to provide its services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running its core business. Royalty payments under licenses from third parties, if available, would increase costs. If a license were not available we might not be able to continue providing a particular product or service, which would reduce our post business combination revenue. Additionally, developing non-infringing technologies would increase our costs.

Risks Associated with the Global Business Process Outsourcing Industry

We intend to focus our search on target businesses in the global business process outsourcing, or BPO, industry. We believe that the following risks will apply to us following the completion of a business combination with a target business in the BPO industry.

The BPO industry is competitive and we may not be able to compete effectively, which could adversely affect our revenues and profitability upon consummation of a business combination.

The BPO industry is rapidly evolving and competitive. Many of the competitors we will face upon consummation of a business combination may have significantly greater financial, technical, marketing or other resources than we do. In addition, the management of our competitors may have greater operating resources and experience in their respective industries. Some of these competitors may also offer a wider range of services than we can and have greater name recognition and a larger client base. These competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. If we are unable to compete effectively following a business combination, our business, financial condition, results or operations and prospects could be materially adversely affected.

If we are alleged to have infringed on the intellectual property or other rights of third parties, it could subject us to significant liability for damages and invalidation of our proprietary rights.

If, following a business combination, third parties allege that we have infringed on their intellectual property rights, privacy rights or publicity rights or have defamed them, we could become a party to litigation. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights and restrict our ability to publish and distribute the infringing or defaming content.

Since we may acquire a business that has operations outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.

If we acquire a business that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. The additional risks to which we may be exposed in any such case include but are not limited to:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	cultural and language differences;

•	an inadequate banking system;

•	foreign exchange controls;

•	restrictions on the repatriation of profits or payment of dividends;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars;

•	nationalization or expropriation of property;

•	law enforcement authorities and courts that are inexperienced in commercial matters; and

•	deterioration of political relations with the United States.

In addition, a substantial portion of our business may be conducted in countries such as China, India, the Philippines, and other similar countries with emerging economies, where we could face additional risks, including the following:

•	the challenge of navigating a complex set of licensing requirements and restrictions affecting the conduct of business in such countries by foreign companies;

•	difficulties and limitations on the repatriation of cash;

•	currency fluctuation and exchange rate risks;

•	protection of intellectual property, both for us and our customers; and

•	difficulty retaining management personnel and skilled employees.

If we are unable to manage these risks following a business combination, we may face significant liability, our international sales could decline and our financial results could be adversely affected.

Foreign currency fluctuations could adversely affect our business and financial results.

A target business with which we combine may do business and generate sales within other countries. Foreign currency fluctuations may affect that costs that we incur in such international operations. It is also possible that some or all of our operation expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

Our failure to meet client demands could result in lost revenues and increased expenses.

Clients that outsource business processes frequently face significant uncertainties in forecasting the demand for the outsourced services. Limitations on the size of the facilities, number of personnel and availability of materials could make it difficult to meet clients’ unforecasted demand. Any failure to meet clients’ specifications, capacity requirements or expectations could result in lost revenue, lower client satisfaction, financial penalties under the contracts with one or more such clients, negative perceptions in the marketplace and potential claims for damages.

If we are not able to establish client sites where requested, or if we fail to retain key clients at established sites, our client relationships, financial condition and results of operations could be materially and adversely affected.

Clients that outsource business processes frequently request that providers add capacity or open a service facility in locations near their sites. If we elect not to add required capacity at sites near existing clients or establish sites near existing or potential clients, clients may decide to seek alternate service providers. In addition, if we lose a significant client of a particular site or open or expand a site with the expectation of business that does not materialize, operations at that site could become unprofitable or materially less efficient. As a result, we may need to down-size the service location or even close it, which would most likely cause us to incur restructuring and severance-related costs. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

The intellectual property of our clients may be damaged, misappropriated, stolen or lost while in our possession, subjecting us to litigation and other adverse consequences.

In the course of providing services to our clients, we may have possession of or access to their intellectual property, including databases, software masters, certificates of authenticity and similar valuable intellectual property. If our clients’ intellectual property is damaged, misappropriated, stolen or lost, we could suffer:

•	claims under client agreements or applicable law, or other liability for damages;

•	delayed or lost revenue due to adverse client reaction;

•	negative publicity; and

•	litigation that could be costly and time-consuming.

We are likely to depend on third-party software, systems and services.

Our business and operations may rely on third parties to provide products and services, such as IT products and services, or shipping and transportation services. We may experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, access to communication networks and fiber optics, hosted environments, systems and services. Any interruption in the availability or usage of the products and services provided by third parties could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

On October 17, 2007, we issued an aggregate of 7,500,000 warrants to Trillium Capital LLC (a limited liability company controlled by our Chairman and Chief Executive Officer, R. Scott Murray), M. Benjamin Howe, Kevin T. O’Leary, Stephen D. R. Moore, Paul G. Joubert, Lloyd R. Linnell, Sheila M. Flaherty, Robert Wadsworth, Charles F. Kane and G. Drew Conway, at a price of $1.00 per warrant for an aggregate purchase price of $7,500,000. The founder warrants have terms and provisions that are identical to the warrants sold in our initial public offering, except that (i) such founder warrants were placed in escrow and will not be released before, except in limited circumstances, one year from the consummation of a business combination, (ii) such founder warrants are non-redeemable as long as the holders hold them, (iii) such founder warrants are exercisable in the absence of an effective registration statement covering the shares of common stock underlying the warrants, (iv) such founder warrants may be exercised on a cashless basis and (v) such founder warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act of 1933 and will become freely tradable only after they are registered pursuant to a registration rights agreement signed prior to the consummation of our initial public offering.

The issuance and sale of these warrants was made without registration under the Securities pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction not involving any public offering. The recipients of these warrants represented their intentions to acquire the warrants for investment only and not with a view to or for sale in connection with any distribution. All recipients had adequate access, through their relationships with us, to information about us. We paid no underwriting discounts or commissions with respect to the issuance and sale of the warrants. The proceeds from the sale of the warrants were placed in the trust account as described below.

(b) Use of Proceeds

On October 23, 2007, we consummated our initial public offering of 31,250,000 Units. Each Unit consists of one share of our common stock and one warrant entitling the holder to purchase from us one share of our common stock at an exercise price of $6.00. The Units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $250,000,000, or $231,300,000 in net proceeds after deducting approximately $18,450,000 in underwriting fees and offering expenses and $250,000 in working capital. Deutsche Bank Securities Inc. acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-144447) that was declared effective on October 17, 2007.

Net proceeds of $246,300,000 from the private placement and the initial public offering were deposited into a trust account at Banc of America LLC, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $7,500,000 of underwriters’ deferred discount. Up to $3,250,000 of the interest earned on the trust account (net of taxes payable on all interest income earned on the trust account) may be released to us to cover working capital requirements. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

Item 4.	Submission of Matters to a Vote of Security Holders.

On October 16, 2007, stockholders holding all shares of our common stock then outstanding approved the following actions pursuant to a Written Consent of the Stockholders in Lieu of a Meeting:

•	The amendment and restatement of our Certificate of Incorporation, as amended; and

•	The adoption and ratification of all actions taken and things done by our incorporators, stockholders, directors and officers, including without limitation all elections of officers and directors.

Item 6.	Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BPO SERVICES CORP.

Date: November 21, 2007	By:	/s/ R. Scott Murray
R. Scott Murray
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2007	By:	/s/ Charles F. Kane
Charles F. Kane
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Item 6.	Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.