Form 10-K
period 2007-12-31
Global BPO Services Corp
filed 2008-03-17
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33739

GLOBAL BPO SERVICES CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-0420454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 High Street, 30th Floor, Boston, MA	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (617) 517- 3252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units	American Stock Exchange
Common Stock, $0.001 par value per share	American Stock Exchange
Warrants	American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes:               No:    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes:               No:    X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: X	No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes: X	No:

The aggregate market value of the common stock of the registrant held by non-affiliates as of January 31, 2008, was $234,375,000 million based on the price at which the common stock was last sold on the American Stock Exchange.

The number of shares outstanding of the registrant’s class of common stock, as of March 1, 2008:

Class	Number of Shares
Common Stock, $0.001 par value per share	39,062,500

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents from which parts thereof have been incorporated by reference and the part of the Form 10-K into which such information is incorporated: None.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations of these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. These statements may be found in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Item 1A. Risk Factors” and matters described in this Annual Report on Form 10-K generally. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	our status as a development stage company;

•	our liquidation prior to a business combination;

•	the reduction of the proceeds held in trust due to third-party claims;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to complete a business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	conflicts of interest of our officers and directors;

•	potential current or future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•

the control by our directors, officers, former chief financial officer, strategic advisory council members or their affiliates, referred to herein as our founding stockholders, of a substantial interest in us;

•	the adverse effect the outstanding warrants and options may have on the market price of our common shares;

•	the existence of registration rights with respect to the securities owned by our founding stockholders;

•	the lack of a market for our securities;

•	our being deemed an investment company;

•	our dependence on our key personnel;

ii

•	our common stock becoming subject to the penny stock rules of the Securities and Exchange Commissions, or SEC;

•	our dependence on a single company after our business combination;

•	business and market outlook;

•	our growth as a whole;

•	our and our customers’ business strategies;

•	our competitive position;

•	outcomes of legal proceedings;

•	expected results of operations and/or financial position;

•	effect of international laws or business customs and cultural environments in foreign countries where we may acquire a company with operations or domicile in such foreign country; and

•	our ability to effectively identify, manage and extend an off-shore services operation while our primary executive offices are expected to be domiciled in the United States.

These risks and others described under “Item 1A. Risk Factors” are not exhaustive.

Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which we make it, and is expressly qualified in its entirety by the foregoing cautionary statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

iii

PART I

Item 1.	Business

Overview

Global BPO Services Corp. is a Delaware blank check company formed in June 2007 to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination one or more domestic or international operating businesses in the business process outsourcing industry, commonly referred to as BPO.

On October 23, 2007, we closed our initial public offering, or IPO, of 31.250 million units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. The units from the IPO were sold at an offering price of $8.00 per unit, generating total gross proceeds of $250 million. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the IPO were approximately $231.5 million, of which $231.3 million was deposited into a trust account with Continental Stock Transfer & Trust Company, as trustee, and the remaining proceeds of $.250 million were used for working capital expenses.

In connection with the IPO, we also sold warrants to purchase 7.5 million shares of our common stock to certain of our founding stockholders, or the founder warrants, for total proceeds of $7.5 million, all of which was also placed in the trust account. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. The trust account will not be released until the earlier of the consummation of a business combination or our liquidation.

On January 27, 2008, we entered into an Agreement and Plan of Merger with Stream Holdings Corporation (“Stream”). We have agreed to pay $225.8 million, subject to certain adjustments for working capital, for 100% ownership of Stream. The purchase price will be paid (based on Stream’s debt balances outstanding as of January 31, 2008) by a combination of the assumption or replacement of certain existing debt and capital leases totaling approximately $85 million, cash payments of approximately $126.3 million and the issuance of approximately 1.8 million units, each consisting of a share of our common stock and a warrant to purchase a share of our common stock at a strike price of $6.00 per share, valued at $14.5 million in the transaction. The purchase price is subject to increase based on the timing of the closing. On closing of the acquisition, $7.5 million of deferred underwriting fees from the IPO due to Deutsche Bank Securities Inc. and Robert W. Baird & Company will also be paid. The closing of the transaction is subject to customary closing conditions, including the approval of the holders of the majority of outstanding shares of our common stock issued in the IPO. It is also subject to holders of less than 30% of our shares of common stock issued in the IPO electing to exercise their conversion rights. Upon closing of the transaction we expect to change our name to Stream Global Services, Inc.

On February 11, 2008, we entered into a commitment letter with PNC Bank, National Association (“PNC”) for $108.7 million in debt financing in connection with its proposed acquisition of Stream. PNC has committed to provide $30 million of the credit facility and to use its best efforts to syndicate the remainder to a combination of existing and new lenders, subject to various closing conditions including the Stream transaction described above. Of this financing, up to $100 million would be a senior secured revolving credit facility under which borrowing availability will be based on, among other things, eligible accounts receivable of Stream. The credit facility will have a five-year maturity from the closing of the proposed acquisition of Stream. In addition, PNC will provide to Stream a senior secured domestic term loan of up to $5.81 million on a senior secured basis and a foreign term loan of up to $2.886 million on a senior secured basis in connection with the transaction.

On March 11, 2008, Charles F. Kane resigned his positions as our Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer. Also on March 11, 2008, R. Scott Murray, our Chairman and Chief Executive Officer, was appointed interim Chief Financial Officer and Lloyd Linnell, our Chief Information and Technology Officer was appointed Treasurer. A search for a new Chief Financial Officer is underway.

Business Process Outsourcing Industry

Business process outsourcing (“BPO”) typically involves the transfer of responsibility for ongoing management and execution of a business activity, process or functional area to an external service provider to gain efficiencies and improve performance. BPO can also be characterized as involving the transfer of management and execution of one or more complete business processes or entire business functions to the BPO provider. The BPO provider is typically part of the decision-making structure surrounding that outsourced business function, and performance objectives are primarily tied to specific measures, such as customer service, customer experience and overall business value. Business value is recognized through such results as, among others, increased productivity, new business opportunities, revenue generation, customer retention, cost reduction, integration of assets and business strategies and the opportunity to improve shareholder value for the client. BPO can include extensive data management, reporting and analysis.

The broader global outsourcing market consists of two primary functional components, IT outsourcing, commonly referred to as ITO, and BPO. ITO traditionally involves the management of a client’s servers, networks, PCs, applications and data centers. ITO was the first breed of outsourcing and, although maturing, still represents a significant market opportunity, both within the U.S. and internationally. According to International Data Corporation, or IDC, a subsidiary of International Data Group, worldwide spending on ITO totaled approximately $170.0 billion in 2006 and is projected to increase to $241.7 billion in 2011, representing a five-year compound annual growth rate of 7.3%. Additionally, BPO often encompasses significant components of ITO, and participants in the industry sometimes use the terms interchangeably. Overall, BPO providers are enhancing their capabilities to include IT as it relates to the services being offered, as well as professional services skills, offshore capabilities, vertical expertise and regional expertise.

With the benefits of corporate outsourcing initially validated through the success of ITO, organizations have continued to seek other business functions where they can realize similar cost and efficiency gains. In this context, BPO involves the transfer of an entire business function, such as human resources or finance and accounting, to an external service provider. BPO contracts typically range anywhere from one year to more than 10 years and may also involve the transfer of fixed assets and personnel from the customer to the service provider. BPO has gained increased prominence among senior management of organizations as it becomes an integral component of improved competitive advantage and market leadership. According to IDC, worldwide spending on BPO services totaled approximately $420.7 billion in 2006. IDC projects that this market will increase to $677.2 billion in 2011, representing a five-year compound annual growth rate of 10%.

IDC subdivides the BPO market into seven segments: human resources services; finance and accounting services; customer care and technical support services; procurement services; logistics, returns processing/management and repair services; marketing-related services; and training and staff augmentation services. We believe that there are a number of additional segments that fall within the BPO market, including warranty management services and document management services.

While the BPO market, as defined by IDC, is expected to grow 10% per year in the aggregate, elements of the BPO market are experiencing above-industry average growth rates. For example, much of the recent growth in the outsourcing market has been driven by the offshoring phenomenon in countries such as Canada, India, China, the Philippines, Eastern Europe and Costa Rica, precipitated by the increasing acceptance of a global delivery model, as well as the recognition of the economic benefits of access to cheaper, highly-skilled labor abroad. In 2005, NASSCOM/McKinsey estimated that the total offshoring market reached $30.0 billion and is expected to grow to a $110.0 billion market by 2010, implying a compound annual growth rate of 30.0%. In addition, the emerging market BPO category is also expected to grow rapidly as enterprises based in Europe and Asia increasingly adopt outsourcing as a routine practice. According to IDC, the European, Middle Eastern and African and the Asia Pacific BPO markets are forecast to grow at five-year compound annual growth rates of 7.5% and 14.2%, respectively, between 2006 and 2011.

Some of the business functions on which we intend to focus our efforts include the following BPO segments:

Human Resource Services

Human Resources, or HR, BPO services are those administrative functions that support an organization’s core HR activities. Payroll and benefits administration, which includes health and welfare and post-retirement benefits, are the predominant HR processes which many companies have already been outsourcing for years. Additional processes increasingly outsourced or performed by specialist providers include recruitment, talent management, performance management, employee communication and employee self-service delivery.

According to IDC, worldwide spending on HR BPO services totaled approximately $14.2 billion in 2006 and is projected to increase to $27.1 billion in 2011, representing a five-year compound annual growth rate of 13.8%. With HR increasingly being viewed as a strategic resource within enterprises rather than simply a cost center or back-office function, companies have embraced HR BPO as an essential component of their corporate strategy. With labor constituting a significant percentage of corporate cost structures, many organizations have looked to outsourcing in an effort to reduce the time and costs associated with administering HR programs and improve the efficiency of their employees.

Finance and Accounting Services

Finance and Accounting, or F&A, BPO services include those activities associated with a company’s need to manage the flow of money into and out of the organization such as transaction management, finance, general accounting, treasury and risk management, and tax management. While companies have been outsourcing discrete transaction management activities such as accounts payable, collections, and accounts receivable for several years, F&A outsourcing is expanding its scope to include other activities such as cash management and financial reporting, and providing enterprises with more comprehensive, integrated solutions.

According to IDC, worldwide spending on F&A BPO services totaled approximately $17.0 billion in 2006 and is projected to increase to $32.7 billion in 2011, representing a five-year compound annual growth rate of 14.0%. While HR BPO’s evolution has been historically more advanced than F&A outsourcing, the market has begun to embrace F&A BPO given its simplicity, transactional nature and quantifiable cost savings. Since the payment aspects of F&A are intertwined with other business processes such as procurement, logistics and staffing, F&A is often outsourced along with these other processes in multi-function BPO arrangements.

Customer Care and Technical Support Services

The outsourced customer (Customer Relationship Management) segment principally provides customer service and technical support on behalf of corporate clients through multi-channel customer contact centers. Service providers typically use a variety of tools including computer telephony integration, interactive voice response, advanced speech recognition, and the Internet through agent-assisted and self-service channels.

According to IDC, worldwide spending on customer management BPO is estimated to have been approximately $26.2 billion in 2006 and is projected to increase to $42.5 billion in 2011, representing a five-year compound annual growth rate of 10.2%. The growth in the customer care market is driven in large part by corporate objectives to reduce fixed and overall costs while improving the flexibility to handle seasonality and variability in service levels.

Procurement Services

Procurement services involve the purchasing of specific categories of goods and services, most commonly, indirect materials or maintenance, repair, and operating expense items required either to manufacture a product or to operate the organization. Procurement BPO is primarily a transitional solution to lower costs and improve processes for non-core purchases, while companies focus on optimizing their own internal expertise in sourcing and purchasing their core spending categories. Specific activities in outsourcing procurement may involve determining which commodities or services are best, choosing the right suppliers, negotiating the best prices, and awarding contracts to ensure that the products or services are received at the appropriate time. According to IDC, worldwide spending on procurement BPO services is estimated to have been $717.0 million in 2006 and is projected to increase to approximately $2.0 billion in 2011, representing a five-year compound annual growth rate of 22.2%.

Sales and Marketing

The sales and marketing services sector includes direct marketing, lead generation, database management, interactive marketing, and outsourced sales and sales promotion. With traditional mass marketing methods becoming less effective, marketers are increasingly focusing on alternatives, such as direct marketing and sales promotion that utilize technology to increase efficiencies of scale and performance. According to IDC, worldwide spending on sales and marketing BPO services is estimated to have been approximately $157.0 billion in 2006 and is projected to increase to $208.4 billion in 2011, representing a five-year compound annual growth rate of 5.8%.

Training

The training and staff augmentation outsourcing sector consists of the educational content developed for and delivered to internally employed personnel, third-party partners and customers, and also includes spending on the information technology infrastructure necessary to deliver and manage that content, and the professional services required to develop, deploy, manage, execute, and support such a solution. According to IDC, worldwide spending on training BPO services is estimated to have been approximately $5.3 billion in 2006 and is projected to increase to $11.4 billion in 2011, representing a five-year compound annual growth rate of 16.6%.

Logistics

Logistics, returns processing/management and repair services refer to the part of an organization’s supply chain that involves the movement and storage of goods between an enterprise and its suppliers and customers, as well as the movement of funds and information related to each transaction. The primary components of logistics are order management, warehousing, fulfillment and inventory management, freight management, returns management and repair services plus hosted infrastructure services. According to IDC, worldwide spending on logistics BPO services is estimated to have been $200.2 billion in 2006 and is projected to increase to $353.0 billion in 2011, representing a five-year compound annual growth rate of 12%.

Warranty Management Services

Warranty management services refer to third-party administration of the sales/marketing, eligibility for coverage, dispatch services and on-site services, call center/processing and fulfillment of product claims covered under a replacement or repair program. Warranty services typically cover mechanical breakdown of consumer electronics, automobiles, homes and other categories. According to Warranty Week, in 2006, U.S. based manufacturers spent at least $28.2 billion satisfying warranty claims.

Claims Processing Services

Claims processing services refer to a broad-set of outsourced activities relating to claim acquisition, scrubbing, adjudication, and payment, among other things. These services span multiple verticals, of which healthcare forms an important component. Healthcare claims processing involve managing claims that are submitted by a consumer or healthcare provider to a health plan insurer or payer for healthcare services rendered to a patient. IDC estimates that the market for U.S. health claims BPO services (excluding claims by government payors) was approximately $1.3 billion in 2006 and is expected to grow to more than $1.5 billion by 2011, representing a five-year compound annual growth rate of 3.5%.

Billing Support Services / Operations Support Systems Services

Billing support services, or BSS, and operations support systems, or OSS, refer to the provisioning, monitoring, accounting/reporting and compiling of usage charges for enterprises as they serve their clients. The BSS process can also include mediation, rating, interconnect management, and postpaid and prepaid invoicing. BSS and OSS target a number of verticals, with telecommunications being one of the most established markets. According to IDC, the worldwide telecommunications BSS and OSS market is expected to increase from $7.1 billion in 2006 to $9.1 billion in 2011, representing a five year compound annual growth rate of 5.2%.

Conferencing and Collaboration Application Services

Conferencing applications, sometimes referred to as web, data, visual, electronic, or real-time conferencing, provide real-time connection for the creation, exchange, and viewing of information by two or more users in online meetings or events for a wide range of group sizes and purposes. According to IDC, the conferencing applications market estimated at $811 million in 2005 and is expected to reach $1.4 billion by 2010, representing a five-year compound annual growth rate of 11.8%.

Accounts Receivable Management Services

Accounts receivable management services refer to the collection of delinquent debt on a contingent basis (as an agent on behalf of clients) and on a principal basis (purchase of delinquent receivables from clients for subsequent collection by the buyer for its own account). According to Kaulkin Ginsberg, this market was estimated at $15.0 billion in 2004, comprising of first and third-party collections, debt buying, and collection law firms.

Document Management and Electronic Document Storage Services

Companies in the information protection and storage services industry store and manage information in a variety of media formats, which can broadly be divided into physical and electronic records, and provide a wide range of services related to the records stored. Document outsourcing involves the assignment of an entire document-related business process (creation, production, processing, printing, mailing, electronic transmission and / or fulfillment of any type of printed or electronic document) to an external service provider. According to InfoTrends/CAP Ventures, the U.S. document outsourcing market measured approximately $31.6 billion in 2004 and is expected to grow to $36.7 billion by 2008, a compounded annual growth rate of 3.7%. Electronic document storage services is growing faster—according to IDC, the worldwide archive and storage management software market is expected to grow from $611 million in 2005 to $1.7 billion in 2010, representing a five-year compound annual growth rate of 22.3%.

Other BPO Services

The BPO market is constantly changing and we will seek to identify attractive business combinations in a number of outsourced functions including, among other things, disaster recovery services, knowledge process outsourcing, engineering and design, software as a service and research-based services.

Effecting a Business Combination

General

We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination one or more domestic or international operating businesses in the business process outsourcing industry. We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of these in effecting a business combination.

Entry into a Material Definitive Agreement

On January 27, 2008, we entered into merger agreement with Stream.

The purchase price is $225.8 million, subject to certain working capital and other adjustments and subject to increase under certain circumstances if the closing of the merger does not occur by July 31, 2008. The purchase price is comprised of the following:

•

the payment to Stream stockholders and option holders of an amount in cash equal to $211.3 million, plus an amount equal to 75% of certain capital expenditures made by Stream from July 1, 2008 to the closing and less: (i) the amount of outstanding indebtedness (including capital leases) of Stream at the closing (approximately $108 million at January 31, 2008), (ii) transaction expenses of Stream and transaction-related bonuses payable to certain Stream executives (estimated to total $7 million), and (iii) transaction fees of approximately $4 million payable to H.I.G. Capital LLC, a private equity firm that is an affiliate of H.I.G. Call Center II, Inc. the 99% stockholder of Stream; and

•

the issuance to Stream stockholders and option holders of 1,812,500 of our units, each unit consisting of a share of our common stock and a warrant to purchase a share of our common stock at a purchase price of $6.00 per share, plus up to an additional 335,648 units to the extent that the average closing price of our units during the 30-day period ending three business days prior to the closing of the merger is less than $8.00.

•	The purchase price will be adjusted upward or downward if the working capital of Stream at the closing of the merger is more than $55.5 million or less than $52.5 million, respectively.

In addition, the purchase price will increase by: (i) $5.0 million in cash if (A) the closing date of the merger is after July 31, 2008 (subject to extension in specified circumstances), (B) Stream’s EBITDA (as defined in the merger agreement) for the seven months ended July 31, 2008 exceeds $15.045 million, and (C) Stream’s revenue for the seven months ended July 31, 2008 exceeds $268.949 million; (ii) an additional increase of $5.0 million in cash if (A) the closing date of the merger is after August 31, 2008 (subject to extension in specified circumstances), (B) Stream’s EBITDA (as defined in the merger agreement) for the eight months ended August 31, 2008 exceeds $17.499 million, and (C) Stream’s revenue for the eight months ended August 31, 2008 exceeds $309.041 million; and (iii) an additional increase of $10.0 million in cash if (A) the closing date for the merger is after September 30, 2008 (subject to extension in specified circumstances), (B) Stream’s EBITDA (as defined in the merger agreement) for the nine months ended September 30, 2008 exceeds $20.619 million, and (C) Stream’s revenue for the nine months ended September 30, 2008 exceeds $351.116 million.

On the closing of the transaction we expect to assume the outstanding capital leases of Stream (estimated to be approximately $8 million as of January 31, 2008) and we expect to assume, replace or repay approximately $77 million of certain of Stream’s outstanding indebtedness using the proposed credit facility provided by PNC. As a result, we expect to have approximately $120 million of cash available after the closing for working capital, including to pay cash to stockholders who vote against the merger and elect to convert their shares into a pro rata share of the trust fund.

Requirements of a Business Combination

If we are unable to complete the business combination with Stream, we will endeavor to consummate an alternative business combination satisfying the requirements of our second amended and restated certificate of incorporation as more fully discussed below.

Subject to the requirement that our business combination must be with a target acquisition having a fair market value of at least 80% of our net assets held in trust (net of taxes and amounts permitted to be disbursed for working capital purposes and excluding the amount held in the trust account representing our underwriters’ deferred discount) at the time of such acquisition, our management has flexibility in identifying and selecting prospective target acquisitions. In evaluating a prospective target acquisition, our management will consider, among other factors, the following factors likely to affect the performance of the investment:

•	earnings, cash flow and revenue growth potential;

•	established business with potential for operational and process improvement and ability to expand;

•	growth and platform expansion potential to create an integrated service offering for our clients;

•	involvement in a fragmented sector of the BPO industry with the potential for additional acquisitions and consolidation;

•	underperforming division(s) of a larger organization;

•	experience and skill of management and availability of additional personnel;

•	existing client concentration and our ability to augment the existing client base from our network of relationships;

•	capital requirements;

•	sophistication and extendibility of technology platform and infrastructure;

•	competitive position in the BPO market place;

•	financial condition and results of operation;

•	barriers to entry into the BPO services industries;

•	stage of development of the products, processes or services;

•	breadth of services offered;

•	degree of current or potential market acceptance of the services; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our officers and board of directors in effecting a business combination consistent with our business objective. In evaluating a prospective target acquisition, we will conduct an extensive due diligence review which will encompass, among other things, a review of all relevant financial and legal information, technology and operational information, client information and interviews, if possible, and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. We will also seek to have the owners of any prospective target acquisition execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective business or owner refused to execute such agreement, it is unlikely we would continue negotiations with such business or owner.

The time and costs required to complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target acquisition with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. We may pay fees or compensation to third parties for their efforts in introducing us to a potential target business.

Fair market value of target acquisition

The initial target acquisition that we acquire must have a fair market value of at least 80% of our net assets held in trust (net of taxes and amounts permitted to be disbursed for working capital purposes and excluding the amount held in the trust account representing our underwriters’ deferred discount) at the time of such acquisition, although we may acquire a target acquisition whose fair market value significantly exceeds 80% of our net assets held in trust (net of taxes and amounts permitted to be disbursed for working capital purposes and excluding the amount held in the trust account representing our underwriters’ deferred discount) at the time of such acquisition. The fair market value of a target acquisition will be determined by our board of directors based upon the financial standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. In connection with the proposed merger with Stream, we obtained a fairness opinion from Bear, Stearns & Co. Inc. that indicated, among other things, that the 80% test has been met in connection with that transaction.

Possible lack of business diversification

Our business combination must be with a target acquisition which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. By consummating a business combination with only a single entity or asset, our lack of diversification may:

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

In the event we ultimately determine to simultaneously acquire several businesses or assets and such businesses or assets are owned by different sellers, we may need for each of such sellers to agree that our purchase of its business or assets is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the businesses or assets into a single operating business.

Limited ability to evaluate the target business’s management

Although we intend to closely scrutinize the incumbent management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure stockholders that our assessment will prove to be correct. In addition, we cannot assure stockholders that new members that join our management following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. In order to mitigate this risk, our existing officers have significant experience in the BPO industry and also have an extensive network of potential other management personnel that could assume operating roles if necessary. However, they would only be able to remain with us after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with such business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

Following a business combination, we may seek to recruit additional managers to supplement or replace the incumbent management of the target business. We cannot assure stockholders that we will have the ability to recruit such managers, or that any such managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management, if any.

Liquidation if no business combination

Our second amended and restated certificate of incorporation provides that we will continue in existence only until October 17, 2009. This provision may not be amended except by the affirmative vote of a majority of our outstanding shares of common stock issued in our IPO in connection with the consummation of a business combination or by 95% of the holders of the common stock issued in our IPO. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate existence on October 17, 2009 as an obligation to our stockholders and we presume that investors will make an investment decision, relying, at least in part, on this provision. In addition, we will not support, directly or indirectly, or in any way endorse or recommend, that stockholders approve an amendment or modification to this provision and are contractually obligated not to amend or waive this provision pursuant to the underwriting agreement that we entered into with the underwriters in connection with our IPO. Thus, without the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in our IPO, we will not take any action to amend or waive this provision to allow us to survive for a longer period of time except by the affirmative vote of a majority of our outstanding shares of common stock issued in our IPO in connection with the consummation of a business combination.

A liquidation after our existence terminates by operation of law would occur in the event that a business combination is not consummated within 24 months of the completion of our IPO. In the event we liquidate after termination of our existence by operation of law on October 17, 2009, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.

Our founding stockholders have waived their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination with respect to the shares of common stock owned by them prior to our IPO, including the common stock underlying the founder warrants. If we fail to consummate a business combination, there will be no distribution with respect to our warrants, which will expire worthless. We expect that all costs associated with the implementation and completion of our liquidation will be funded by any remaining net assets outside of the trust fund, although we cannot assure stockholders that there will be sufficient funds for such purpose. If such funds are insufficient, our officers and former chief financial officer have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $50,000 in the case of a liquidation after our termination of existence by operation of law on October 17, 2009) and have agreed not to seek repayment for such expenses.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $7.88 (of which approximately $0.24 per share is attributable to our underwriters’ deferred discount), or $0.12 less than the per-unit IPO price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could have higher priority than the claims of our stockholders, other than our founding stockholders with respect to the shares of common stock owned by them prior to the IPO, referred to herein as public stockholders. We cannot assure public stockholders that the actual per-share liquidation price will not be less than approximately $7.88, plus interest (net of taxes payable and amounts permitted to be disbursed for working capital purposes, which taxes, if any, shall be paid from the trust account), due to claims of creditors. Although we will seek to have all vendors, service providers, prospective target businesses or other entities that are owed money by us for services rendered or contracted for or products sold to us, waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our officers and former chief financial officer have, however, agreed to jointly and severally indemnify us against claims from such vendors, service providers and other entities that are owed money by us for services rendered or contracted for or products sold to us, as well as claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a combination with such target business, in excess of the net proceeds of our IPO not held in the trust account. We will not reimburse our officers and former chief financial officer for payments made by them to ensure that the proceeds in the trust account are not reduced. We believe that the board of directors would be obligated to pursue a potential claim for reimbursement from our officers and former chief financial officer pursuant to the terms of their agreements with us if it would be in the best interest of our stockholders to pursue such a claim. Such a decision would be made by a majority of our disinterested directors based on the facts and circumstances at the time. Our officers and former chief financial officer have agreed to reimburse us to the extent we fail to obtain valid and enforceable waivers from vendors, service providers or other entities that are owed money by us for services rendered or contracted for or products sold to us, or claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a combination with such target business. If such a waiver is not obtained or held unenforceable and our officers and former chief financial officer do not reimburse us for that, the board of directors would make a fiduciary determination regarding whether or not to pursue a claim for reimbursement. However, if any liability occurs with respect to a claim other than by a vendor, service provider, prospective target business or other entity that is owed money by us for services rendered or contracted for or products sold to us, as well as claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a combination with such target business, we will have no recourse against our officers and former chief financial officer. Based on information we have obtained from our officers and former chief financial officer, we currently believe that they are of substantial means and capable of funding a shortfall in our trust account even though we have not asked them to reserve for such an eventuality. We cannot assure stockholders, however, that our officers and former chief financial officer would be able to satisfy those obligations.

We will seek to reduce the possibility that our officers and former chief financial officer will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We also have access to up to $3,500,000 (comprised of $250,000 initially available outside of the trust account from the IPO proceeds and up to $3,250,000 interest income, net of taxes payable on all interest income earned on the trust account, which we may seek to withdraw from the trust account for working capital purposes) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation after the termination of our existence by operation of law on October 17, 2009, currently estimated at up to $50,000). We believe that these funds are sufficient to complete the proposed acquisition of Stream, but may not be sufficient to complete an alternative transaction, in the event that the Stream transaction is not approved by our public stockholders. The indemnification provisions are set forth in the insider letter, dated as of October 17, 2007, executed by our officers and former chief financial officer. The insider letter specifically sets forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, service provider, prospective target business or other entity, the indemnification from officers and former chief financial officer will not be available. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, if we do not effect a business combination by October 17, 2009, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after such time periods and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law will require us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. We have not assumed that we will have to provide for payment on any claims that may potentially be brought against us within the subsequent 10 years due to the speculative nature of such an assumption. We cannot assure stockholders that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims of creditors to the extent of distributions received by them (but no more). However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors, service providers (such as accountants, lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement entered into in connection with our IPO, we will seek to have all vendors, service providers (which would include any third parties we engaged to assist us in any way in connection with out search for a target business) prospective target businesses or other entities that are owed money by us for services rendered or contracted for or products sold to us, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is remote. Our officers and former chief financial officer have, however, agreed that they will be jointly and severally liable to ensure that the proceeds in the trust account are not reduced by claims from such vendors, service providers and other entities that are owed money by us for services rendered or contracted for or products sold to us, or by claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a combination with such target business, in excess of the net proceeds of our IPO not held in the trust account. We believe that the board of directors would be obligated to pursue a potential claim for reimbursement from our officers and former chief financial officer pursuant to the terms of their agreements with us if it would be in the best interest of our stockholders to pursue such a claim. However, we cannot assure stockholders that they will be able to satisfy those obligations if they are required to do so. Further, our officers and former chief financial officer are liable only to the extent necessary to ensure that the amounts in the trust fund are not reduced.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure stockholders we will be able to return to our public stockholders at least $7.88 per share. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders on a pro rata basis promptly after the termination of our corporate existence, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. In certain circumstances, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure stockholders that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation after October 17, 2009 or if public stockholders, other than our founding stockholders, seek to convert their respective shares of common stock into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Voting against the business combination alone will not result in conversion of a stockholder’s shares of common stock into a pro rata share of the trust account.

Competition

If we succeed in effecting a business combination with Stream, there will be, in all likelihood, intense competition from competitors of Stream. We cannot assure you that, subsequent to the business combination with Stream, we will have the resources or ability to compete effectively. If we do not complete a business combination with Stream, we expect to seek an alternative acquisition target. However, there is no guarantee that we will have sufficient cash remaining from our working capital accounts to complete an alternative business combination. We expect to encounter intense competition from other entities having a business objective similar to ours. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of BPO companies. Many of these competitors possess greater technical, human and other resources, greater access to capital or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to large acquisitions will be limited by our available financial resources, giving a competitive advantage to other acquirers with greater resources.

Our competitors may adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties, assets and entities may increase, resulting in increased demand and increased prices paid for such investments. If we pay higher prices for a target business, our profitability may decrease and we may experience a lower return on our investments. Increased competition may also preclude us from acquiring those properties, assets and entities that would generate the most attractive returns to us.

Further, the following may not be viewed favorably by certain target acquisitions:

•

our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•

our obligation to convert into cash shares of common stock held by our stockholders, other than our founding stockholders, in certain instances may reduce the resources available to us for a business combination;

•

the requirement to acquire assets or an operating business that has a fair market value of at least 80% of our net assets held in trust (net of taxes and amounts permitted to be disbursed for working capital purposes and excluding the amount held in the trust account representing our underwriters’ deferred discount) at the time of such acquisition could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination; and

•	our outstanding warrants and unit purchase option, and the potential future dilution they represent, may not be viewed favorably by certain target businesses.

Employees

We have three officers, one of whom, R. Scott Murray, is also our chairman of the board, chief executive officer, president, interim chief financial officer and a founder. We expect that our officers will devote substantially all of their time to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants. We provide access free of charge to these materials on our website at www.globalbpo.biz as soon as reasonably practicable after filing with the SEC and will provide, at no additional charge, copies of these reports, proxy and information statements and other information upon request to our address at Global BPO Services Corp., 125 High Street, 30 th Floor, Boston, Massachusetts 02110, or by telephone at (617) 517-3252. These reports, proxy statements and other information, and related exhibits and schedules may also be inspected and copied at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available at http://www.sec.gov.

Item 1A.	Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this annual report on Form 10-K and in any other public statements we make may turn out to be wrong. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to Our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Since we do not have any operations or an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more domestic or international operating businesses in the business process outsourcing industry. We have entered into a material definitive agreement to acquire Stream but the consummation of the business combination is dependent upon approval from our stockholders. We will not generate any revenues or income, other than interest income, until, at the earliest, after the consummation of a business combination.

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

We believe that a vote to amend or waive any provision of our second amended and restated certificate of incorporation would likely take place only to allow additional time to consummate a pending business combination. We view these provisions to be obligations to our stockholders and we presume that investors will make an investment decision relying, at least in part, on this provision. Although we are contractually obligated not to amend or waive this provision pursuant to the underwriting agreement that we entered into with the underwriters in connection with our IPO, we cannot assure you that other provisions of our second amended and restated certificate of incorporation will not be amended or waived by the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in our IPO.

Stockholders will not have any rights or interest in funds from the trust account, except under certain limited circumstances.

Our stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to convert their respective shares of common stock into cash upon a business combination which the stockholder voted against and which is completed by us. Our founding stockholders will not have such conversion rights with respect to any shares of common stock owned by them. In no other circumstances will a stockholder have any right or interest of any kind in the trust account.

If we are forced to liquidate before the completion of a business combination and distribute the trust account, our public stockholders may receive significantly less than $7.88 per share and our warrants will expire worthless.

We must complete a business combination having a fair market value of at least 80% of our net assets held in trust (net of taxes and amounts permitted to be disbursed for working capital purposes and excluding the amount held in the trust account representing the underwriters’ deferred discount) at the time of such acquisition by October 17, 2009. If we are unable to complete a business combination within the prescribed time frame and are forced to liquidate the trust account, the per-share liquidation price received by our public stockholders from the trust account may be less than $8.00 because of the expenses of our IPO, our general and administrative expenses and the anticipated costs of seeking a business combination. Upon the liquidation of the trust account, public stockholders will be entitled to receive (unless there are claims not otherwise satisfied by the amount not held in the trust account or the indemnification provided by our officers and former chief financial officer) approximately $7.88 per share plus interest earned on their pro rata portion of the trust account (net of taxes payable and amounts permitted to be disbursed for working capital purposes), which includes $7,500,000 ($0.24 per unit) of the underwriters’ deferred discount and $7,500,000 ($0.24 per unit) of the purchase price of the founder warrants. Our officers and former chief financial officer have agreed jointly and severally to reimburse us to the extent we do not obtain valid and enforceable waivers from vendors, service providers, prospective target businesses or other entities that are owed money by us for services rendered or contracted for or products sold to us, as well as for claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a combination with such target business in order to protect the amounts held in the trust account. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by our creditors. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate the trust account in the event we do not complete a business combination within the prescribed time period.

If we are unable to consummate a business combination, our public stockholders will be forced to wait until after October 17, 2009 before receiving liquidation distributions.

We have until October 17, 2009 in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought conversion of their shares. Only after October 17, 2009 will public stockholders be entitled to any liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933, as amended, or the Securities Act, with respect to the common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. In addition, we may not redeem the warrants unless the warrants comprising the units sold in our IPO and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

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

Holders of our warrants will be able to exercise the warrants only if (i) a current registration statement under the Securities Act relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in that certain Warrant Agreement, dated as of October 17, 2007, between us and the warrant agent, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants following completion of our IPO to the extent required by federal securities laws, and we intend to comply with our undertaking, we cannot assure that we will be able to do so and therefore the warrants could expire worthless. Such expiration would result in each holder paying the full unit purchase price solely for the shares of common stock underlying the unit. In addition, we have agreed to use our reasonable efforts to register the shares of common stock underlying the warrants under the blue sky laws of the states of residence of the existing warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares of common stock underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. In no event will the registered holders of a warrant be entitled to receive a net cash settlement, stock, or other consideration in lieu of physical settlement in shares of our common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

Although historically blank check companies have used a 20% threshold for conversion rights, we allow up to approximately 29.99% of our public stockholders, to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which you may not agree, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the outstanding shares of common stock sold in our IPO voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning 30% or more of the shares of common stock sold in our IPO do not vote against the business combination and exercise their conversion rights. Our founding stockholders will not have such conversion rights with respect to any shares of common stock owned by them. Historically, blank check companies have had a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

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

We will dissolve and liquidate if we do not consummate a business combination and our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our second amended and restated certificate of incorporation provides that we will continue in existence only until October 17, 2009. If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Pursuant to Section 280, if a corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us. In the event of our liquidation, we may have to adopt a plan to provide for the payment of claims that may potentially be brought against us, which could result in the per-share liquidation amount to our stockholders being significantly less than $7.88.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share liquidation price received by stockholders from the trust account as part of our plan of distribution will be less than $7.88 per share.

Our placing of funds in trust may not protect those funds from third-party claims against us. Third-party claims may include contingent or conditional claims and claims of directors and officers entitled to indemnification under our second amended and restated certificate of incorporation. We intend to pay any claims, to the extent sufficient to do so, from our funds not held in trust. Although we will seek to have all vendors, service providers and prospective target businesses or other entities that are owed money by us for services rendered or contracted for or products sold to us waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders and have entered into such agreements with Stream, there is no guarantee that going forward such entities will execute such agreements. Even if they execute such agreements, they could bring claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the $7.88 per share held in the trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account), due to claims of such creditors. If we are unable to complete a business combination and liquidate the company, our officers and former chief financial officer will be jointly and severally liable to ensure that the proceeds in the trust account are not reduced if we did not obtain a valid and enforceable waiver from vendors, service providers, or other entities that are owed money by us for services rendered or contracted for or products sold to us, as well as any prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a combination with such target business. We cannot assure you that our officers and former chief financial officer will be able to satisfy those obligations. The indemnification provisions are set forth in an insider letter executed by each of our officers and former chief financial officer. The insider letter specifically sets forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, service provider, prospective target business or other entity that is owed money by us for services rendered or contracted for or products sold to us, the indemnification from officers and our former chief financial officer will not be available.

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

As described above, we will seek to have all vendors, service providers and prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. However, there is no guarantee that such entities will agree to waive any claims they may have in the future or, even if such entities agree to waive such claims, that such waiver would be enforceable. Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders. Our officers and former chief financial officer have agreed, in the event we are unable to complete a business combination and liquidate the company, to be jointly and severally liable to ensure that the proceeds in the trust account are not reduced if we did not obtain a valid and enforceable waiver from such vendors, service providers, or other entities that are owed money by us for services rendered or contracted for or products sold to us, or if we agreed in writing with any prospective target businesses to pay for fees and expenses of third parties in the event we do not consummate a combination with such target business. However, we will not indemnify our officers and former chief financial officer for payments made by them to ensure that the proceeds in the trust account are not so reduced.

In certain circumstances, our board of directors may be viewed as having breached its fiduciary duties to our creditors, thereby exposing itself and our company to claims for punitive damages.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by stockholders in our dissolution might be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders as soon as possible after October 17, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors and/or complying with certain provisions of the Delaware General Corporation Law with respect to our dissolution and liquidation. We cannot assure you that claims will not be brought against us for these reasons.

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

You are not entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our IPO are intended to be used to complete a business combination with an unidentified target acquisition, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of our IPO and filed a Current Report on Form 8-K with the SEC after our IPO including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules, such as entitlement to all the interest earned on the funds deposited in the trust account. Because we are not subject to these rules, including Rule 419, we have a longer period of time to complete a business combination in certain circumstances than we would if we were subject to such rule.

We may issue shares of common stock of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our second amended and restated certificate of incorporation authorizes the issuance of up to 119,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. There are 38,062,500 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of our outstanding warrants and the unit purchase option granted to our underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the date of this annual report, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

Although we have no commitments, other than the commitment with PNC for $108.7 million described in Part I, Item 1 Business of this report, as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination. The incurrence of debt could result in:

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

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of R. Scott Murray, our Chairman of the Board of Directors, Chief Executive Officer, President and Interim Chief Financial Officer and our other officers and directors, some or all of whom may not continue with us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of R. Scott Murray, our Chairman of the Board of Directors, Chief Executive Officer, President and Interim Chief Financial Officer , and other directors and officers. While we expect that our current officers will devote substantially all their time to our business, there are no assurances that any such officers will be able to devote either sufficient time, effort or attention to us when we need it. None of our current key personnel, including our officers, will have entered into employment or consultant agreements with us prior to our initial business combination. Further, although we presently anticipate that our officers will remain associated in senior management, advisory or other positions with us following a business combination, some or all of the management associated with a target acquisition may also remain in place.

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

Our officers and directors allocate some portion of their time to other businesses thereby, causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

While we expect that our current officers will devote substantially all their time to our business, our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. Certain of our directors are currently employed by other entities and are not obligated to devote any specific number of hours to our affairs. If other entities require them to devote more substantial amounts of time to their business and affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

We may engage in a business combination with one or more target businesses that have relationships or are affiliated with our directors or officers or any other founding stockholders, which may raise potential conflicts.

We may engage in a business combination with one or more target businesses that have relationships or are affiliated with our directors or officers or any other founding stockholders, which may raise potential conflicts. We anticipate that we will first seek to identify unaffiliated acquisition targets. However, no consideration has been given to any acquisition of any business affiliated with any of our directors or officers or any other founding stockholders or to the possibility of any such acquisition, and we are unable to predict whether, when or under what circumstances we would pursue or enter into any such acquisition. Also, the completion of a business combination between us and an entity owned by a business in which one of our directors or officers or any other founding stockholders may have an interest could enhance their prospects for future business from such client. For example, because one of our directors is the Chief Executive Officer of America’s Growth Capital, an investment banking firm, there may be a conflict of interest in determining whether to recommend a business combination in which our directors or officers or any other founding stockholders may have an interest. To minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our directors or officers or any other founding stockholders unless we obtain an opinion from an unaffiliated, independent third-party appraiser, which will be an investment banking firm that is a member of The Financial Industry Regulatory Authority, that the business combination is fair to our stockholders from a financial point of view.

Our officers and directors currently are, and may in the future become affiliated with additional entities that are, engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

None of our officers or directors has been or currently is a principal of, or affiliated or associated with, a blank check company. However, our officers and directors may in the future become affiliated with additional entities, including other “blank check” companies which may be engaged in activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties or other contractual obligations. No procedures have been established to determine how conflicts of interest that may arise due to duties or obligations owed to other entities will be resolved. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that any of these conflicts will be resolved in our favor.

Our founding stockholders currently own shares of our common stock which will not participate in the liquidation of the trust account and a conflict of interest may arise in determining whether a particular target acquisition is appropriate for a business combination.

Our founding stockholders own shares of our common stock that were issued prior to our IPO, but have waived their respective rights to participate in any liquidation distribution with respect to those shares of common stock if we are unable to consummate a business combination. Additionally, on October 17, 2007 we issued an aggregate of 7,500,000 warrants to certain of our founding stockholders at a purchase price of $1.00 per warrant for a total purchase price of $7,500,000. The recipients of these founder warrants have waived their respective rights to participate in any liquidation distribution with respect to the common stock underlying these founder warrants. The shares of common stock acquired prior to our IPO and any warrants owned by our founding stockholders will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and our directors may influence their motivation in timely identifying and selecting a target acquisition and completing a business combination. Consequently, our officers’ discretion, and the discretion of our directors, in identifying and selecting a suitable target acquisition may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest and as a result of such conflicts management may choose a target acquisition that is not in the best interests of our stockholders.

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

None of our officers or directors has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our officers and directors to identify and complete a business combination using the proceeds of our IPO. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination and could result in our having to liquidate our trust account. If we liquidate, our public stockholders could receive less than the amount they paid for our securities, causing them to incur significant financial losses.

Other than with respect to the business combination, our officers, directors, security holders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us.

Other than with respect to the business combination, we have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such parties may have an interest in certain transactions such as strategic partnering or joint venturing in which we are involved, and may also compete with us. Mr. Howe, a director of ours, is Chief Executive Officer of America’s Growth Capital, an investment banking firm, and America’s Growth Capital may receive investment banking fees as a result of any acquisition opportunities referred to us. However, we have adopted a policy that, prior to the consummation of a business combination, none of our strategic advisory council members or founding stockholders, or any entity with which they are affiliated, will be paid, either by us or a target acquisition company, any finder’s fee, consulting fee or other compensation for any services they render in order to effectuate the consummation of a business combination, other than the reimbursement, subject to approval of our board of directors, of out-of-pocket expenses, the monthly fee to Trillium Capital LLC, or Trillium, and fees that America’s Growth Capital, of which Mr. Howe, one of our directors, is Chief Executive Officer, may be entitled to as a result of any acquisition opportunities referred to us.

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

If our common stock becomes subject to the “penny stock” rules promulgated under the Exchange Act, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

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

The net proceeds from our IPO and the private placement (excluding $7,500,000 held in the trust account which represents the underwriters’ deferred discount) provided us with approximately $238,800,000 which is held in trust and may be used by us to complete a business combination. We currently have no restrictions on our ability to seek additional funds through the sale of securities or through loans. As a consequence, we could seek to acquire a target business that has a fair market value significantly in excess of 80% of our net assets held in trust (net of taxes and amounts permitted to be disbursed for working capital purposes and excluding the amount held in the trust account representing the underwriters’ deferred discount) at the time of such acquisition. Although as of the date of this annual report we have not engaged or retained, had any discussions with, or entered into any agreements with, any third party regarding any such potential financing transactions, other than with PNC, we could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements. However, if we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. Consequently, it is probable that we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely related operating businesses at the same time. However, should our management elect to pursue more than one acquisition of target businesses simultaneously, our management could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence, negotiation and documentation of each acquisition. Furthermore, even if we complete the acquisition of more than one target business at substantially the same time, there can be no assurance that we will be able to integrate the operations of such target businesses. Accordingly, the prospects for our ability to effect our business strategy may be:

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies in the business process outsourcing industry. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target acquisitions that we could potentially acquire with the net proceeds of our IPO, our ability to compete with respect to the acquisition of certain target acquisitions that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target acquisitions. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target acquisitions. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our IPO and the private placement will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the private placement prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in the course of searching for suitable target acquisition that we can afford to acquire, or the obligation to convert into cash a significant number of shares of common stock from dissenting stockholders, we will be required to seek additional financing such as debt, equity or co-investment with other investors. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target acquisition candidate. In addition, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we are unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would liquidate the trust account, resulting in a loss of a portion of your investment. In addition, if we consummate a business combination, we may require additional financing to fund continuing operations and/or growth. The failure to secure additional financing if required could have a material adverse effect on our ability to continue to develop and grow, even if we consummate a business combination. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our founding stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our founding stockholders (including all of our officers, our former chief financial officer, strategic advisory council members and directors) collectively own 20% of our issued and outstanding common stock. This ownership interest, together with any other acquisitions of our shares of common stock (or warrants which are subsequently exercised), could allow the founding stockholders to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. The interests of our founding stockholders and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling the company, may be more difficult to accomplish. In the future, the founding stockholders may decide, for financial or other reasons, to purchase our securities in the open market or in private transactions in compliance with our insider trading policy. Any decision by our founding stockholders to purchase additional securities in the open market or private transactions will be based on the trading price of the securities and a determination that the purchase represents an attractive investment opportunity. If any of our founding stockholders purchase additional shares, each has agreed, in connection with the vote required for our initial business combination, to vote all shares of common stock then owned by them, and owned by them prior to the IPO, in the same manner as a majority of the outstanding shares of common stock issued in our IPO, other than the shares of common stock owned by the founding stockholders. Therefore, the acquisition by our founding stockholders of shares of our common stock in the open market will not influence a stockholder vote in connection with the approval of a business combination.

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

In addition, we may not redeem the warrants unless the warrants comprising the units sold in our IPO and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption.

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

In connection with our IPO, we issued warrants to purchase up to 31,250,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target acquisition. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target acquisition. Additionally, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings of our securities. In addition, our founding stockholders are subject to a lock-up agreement related to their warrants and shares for a period of 1 year from the consummation of a business combination with an approved acquisition target. After such time, they will be able to exercise such warrants or sell such shares, subject to the usual securities regulations, which exercise or sale could have a negative impact on the price of the public warrants and public shares.

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

Our founding stockholders are entitled to require us to register the resale of their shares of common stock at any time after the date on which its shares of common stock or warrants are released from escrow, which, except in limited circumstances, will not be before one year from the consummation of a business combination. If our founding stockholders exercise their registration rights with respect to all of their shares of common stock beneficially owned by them as of the date of this annual report, then there will be an additional 7,812,500 shares of common stock eligible for trading in the public market. Further, on October 17, 2007, we issued an aggregate 7,500,000 founder warrants to certain of our founding stockholders that are identical to the warrants sold in our IPO, except that (i) such founder warrants were placed in escrow and will not be released before, except in limited circumstances, one year from the consummation of a business combination, (ii) such founder warrants are non-redeemable as long as the holders hold them, (iii) such founder warrants are exercisable in the absence of an effective registration statement covering the shares of common stock underlying the warrants, (iv) such founder warrants may be exercised on a cashless basis and (v) such founder warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act and will become freely tradable only after they are registered pursuant to a registration rights agreement signed prior to the consummation of our IPO. If all of the founder warrants are exercised, there will be an additional 7,500,000 shares of our common stock eligible for trading in the public market.

In addition, we sold to our underwriters a unit purchase option to purchase up to a total of 1,562,500 units identical to those units offered in our IPO, except that the warrants issued as part of the unit purchase option will be exercisable at $7.20 per share. Although the unit purchase option and its underlying securities have been registered on the registration statement for our IPO, the option grants holders demand and “piggy back” registration rights for periods of five and seven years, respectively, from October 17, 2007. These rights apply to all of the securities directly and indirectly issuable upon exercise of the option. If this unit purchase option is exercised, and all of the underlying warrants are also exercised, there will be an additional 3,125,000 shares of our common stock eligible for trading in the public market. The presence of these additional numbers of securities eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

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

We do not believe that our principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trust agent only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the holdings of the trust account to these instruments, we believe we avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. Our IPO was not intended for persons who are seeking a return on investments in government securities or money market funds. The trust account and the purchase of government securities and money market funds for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, liquidation and return of the funds held in this trust account to our public stockholders.

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

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others advisors. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons, including those beyond our control, such as public stockholders who own 30% or more of the shares of common stock issued in our IPO voting against the proposed business combination and, other than our founding stockholders, opting to have us redeem their stock for a pro rata share of the trust account, even if a majority of the outstanding shares of common stock issued in our IPO voted by the public stockholders are voted in favor of the business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

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

The American Stock Exchange may de-list our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, common stock and warrants are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. Additionally, in connection with a business combination, the American Stock Exchange may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange and we are unable to list our securities on another exchange our securities could be quoted on the OTC Bulletin Board, or “pink sheets”. As a result, we could face significant material adverse consequences, including but not limited to the following:

•	a limited availability of market quotations for our securities;

•

a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

•	a more limited amount of news coverage for our company;

•	a reduced liquidity for our securities;

•	a limited amount of financial analyst coverage for our company;

•	a decreased ability to obtain new financing or issue new securities on favorable terms in the future;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•	a decreased ability of our security holders to sell their securities in certain states.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since we are listed on the American Stock Exchange, our securities are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate a company if there is a suspicion of fraud. If there is a finding of fraudulent activity the states may regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies generally, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

Provisions in our charter documents and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our charter and by-laws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since our “staggered board” would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock. These provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Risks Related to the Proposed Merger with Stream

If the merger’s benefits do not meet the expectations of the marketplace, investors, financial analysts or industry analysts, the market price of our securities may decline.

The market price of our common stock may decline as a result of the merger if we do not perform as expected or if we do not otherwise achieve the perceived benefits of the merger as rapidly as, or to the extent anticipated by, the marketplace, investors, financial analysts or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price, and we may not be able to raise future capital, if necessary, in the equity markets.

As a result of the merger, our stockholders will be solely dependent on a single business.

As a result of the merger, our stockholders will be solely dependent upon the performance of Stream and its business. Stream will be subject to a number of risks that relate generally to the outsourcing industry and other risks that relate specifically to Stream.

We will have less working capital, and may require additional financing if a significant portion of our stockholders exercise their conversion right.

Our public stockholders have the right to vote against the merger and elect to convert their shares into cash upon consummation of the merger. If no holders elect to convert their shares, our available cash is expected to be approximately $120,000,000 upon the closing, assuming we are able, as contemplated by a commitment letter entered into with Stream’s existing bank lender, PNC to replace Stream’s outstanding indebtedness upon the closing. However, our commitment letter includes numerous conditions, some of which are outside our control, and there can be no assurance that we will be able to close the replacement credit facility contemplated by such letter. If conversion rights are exercised with respect to 9,374,999 shares (representing 29.99% of the outstanding shares of our common stock other than those held by our founding stockholders), the maximum potential conversion cost would be approximately $73,874,992. If holders of 9,374,999 shares were to elect to convert their shares into cash and we are unable, for any reason, to obtain our contemplated credit facility to replace the outstanding indebtedness of Stream (other than capital leases) that would otherwise become payable upon closing, we would be required to obtain other debt and/or equity financing totaling approximately $50,000,000 to consummate the merger. We have no reason to believe we would not be able to obtain such financing, but there can be no assurance that we would be able to do so.

Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding redeemable warrants to purchase an aggregate of 31,250,000 shares of common stock issued in the IPO (excluding warrants to purchase an aggregate of 7,500,000 shares of common stock issued to our founding stockholders in a private placement completed prior to the closing of the IPO) will become exercisable after the consummation of the merger. Our outstanding warrants have an exercise price of $6.00 per share. As of March 14, 2008, the closing price of our shares traded on the American Stock Exchange was $7.48 per share. To the extent that all outstanding in-the-money warrants were exercised and none of the shares of common stock subject to conversion were converted we would have had 77,812,500 shares of common stock outstanding (including the 9,374,999 shares subject to possible conversion) on this date representing an increase in our common shares outstanding of 38,750,000 shares. In addition, we sold to our underwriters in the IPO an option to purchase 1,562,500 units at $9.60 per unit. The exercise of this option, and the exercise of the warrants included in the units issuable upon exercise of this option, would lead to further dilution and a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

If our stockholders fail to vote or abstain from voting on the merger, or fail to deliver their shares to our transfer agent, they may not exercise their conversion rights to convert their shares of our common stock into a pro rata portion of the trust account.

Our stockholders holding common stock issued in the IPO who affirmatively vote against the merger may, at the same time, demand that we convert their shares into cash equal to a pro rata portion of the funds in the trust account (net of taxes and interest earned on the trust account that has been released to us as of that time and excluding the amount held in the trust account representing our underwriters’ deferred discount). Our stockholders who seek to exercise this conversion right must affirmatively vote against the merger and demand conversion of their shares no later than the close of the vote on the merger and deliver their stock certificates (either physically or electronically) to our transfer agent after the closing of the merger. Any of our stockholders who fail to vote, who abstain from voting on the merger or who fail to deliver his stock certificate may not exercise his conversion rights and will not receive a pro rata portion of the trust account for conversion of such stockholder’s shares.

Our ability to request indemnification from Stream for damages arising out of the merger is limited.

At the closing of the merger, 812,500 of our units and $6,700,000 in cash of the merger consideration will be deposited in escrow to provide a fund for our indemnification under the merger agreement by Stream. Claims for indemnification may only be asserted by us once the damages exceed $500,000 and recoveries are limited to the escrow fund (as defined in the merger agreement), except in the case of actual fraud. Accordingly, we will not be entitled to indemnification even if Stream is found to have breached its representations and warranties and covenants contained in the merger agreement if such breach would only result in damages to us of less than $500,000. Certain claims against the escrow account, including claims relating to any future earn-out payments arising from Stream’s acquisition of Infowavz International Private Limited in India, are not subject to the deductible of $500,000.

Our directors, executive officers, former chief financial officer and strategic advisory council members own shares of our common stock and warrants and have other interests in the merger that are different from yours. If the merger is not approved and we subsequently dissolve and liquidate because we do not consummate an alternative business combination, the warrants held by them will become worthless. Consequently, their interests may have influenced their decision to approve the business combination with Stream.

Our directors, officers (including our former chief financial officer) and strategic advisory council members either directly or beneficially own an aggregate of 7,812,500 shares of common stock and 7,500,000 warrants to purchase common stock that they purchased in a private placement completed prior to the closing of the IPO for a total consideration of approximately $7,500,000. These warrants are subject to lock-up agreements, and subject to certain exceptions, may not be sold, assigned or transferred until at least one year after we consummate a business combination. In light of the amount of consideration paid, our directors, officers, former chief financial officer and strategic advisory council members will likely benefit from the completion of the merger, even if the merger causes the market price of our securities to significantly decrease. In addition, the holders of these securities are not entitled to receive any of the cash proceeds that may be distributed upon our liquidation with respect to the shares they acquired prior to the IPO. Therefore, if the merger is not adopted and we subsequently dissolve and liquidate because we do not consummate an alternative business combination, the shares and warrants held directly or beneficially by our directors, officers, former chief financial officer and strategic advisory council members will be worthless. This may influence their motivation for promoting the merger and/or soliciting proxies for the adoption of the merger.

In addition, if we liquidate prior to the consummation of a business combination, our officers and former chief financial officer will be personally liable under certain circumstances (for example, for claims of vendors, service providers or other entities that are owed money by us for services rendered or contracted for or products sold to us, or by claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not consummate a combination with such target business that they have not agreed to waive) to ensure that the proceeds in the trust account are not reduced by the claims of certain vendors, service providers, other entities that are owed money by us for services rendered or products sold to us or prospective target businesses.

The exercise of our directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the merger may result in a conflict of interest when determining whether such changes to the terms of the merger or waivers of conditions are appropriate and in our stockholders’ best interest.

In the period leading up to the closing of the merger, events may occur that, pursuant to the merger agreement, would require us to agree to amendments to the merger agreement, to consent to certain actions taken by Stream or to waive rights that we are entitled to under the merger agreement. Such events could arise because of changes in the course of Stream’s business, a request by Stream to undertake actions that would otherwise be prohibited by the terms of the merger agreement or the occurrence of other events that would have a material adverse effect on Stream’s business and would entitle us to terminate the merger agreement. In any of such circumstances, it would be discretionary on us, acting through our board of directors, to grant its consent or waive its rights. The existence of the financial and personal interests of the directors described in the preceding risk factor may result in a conflict of interest on the part of one or more of the directors between what he may believe is best for us and what he may believe is best for himself in determining whether or not to take the requested action.

The price of our common stock after the merger might be less than what you originally paid for your shares of common stock prior to the merger.

The market price of our common stock may decline as a result of the merger if:

•	the market for common shares of companies in our industry is volatile;

•	Stream does not perform as expected;

•	there are mergers, consolidations or strategic alliances in the BPO industry;

•	market conditions in the BPO industry fluctuate;

•	we do not achieve the perceived benefits of the merger as rapidly as, or to the extent anticipated by, financial or industry analysts;

•	the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts; or

•	there is a change in the general state of the capital markets.

Accordingly, investors may experience a loss as a result of a decreasing stock price and we may not be able to raise future capital, if necessary, in the equity markets.

We may have insufficient time or funds to complete an alternate business combination if the merger is not adopted by our stockholders or the merger is otherwise not completed.

Pursuant to our second amended and restated certificate of incorporation, we must liquidate and dissolve if we do not complete a business combination with a business having a fair market value of at least 80% of our net assets held in trust (net of taxes and amounts permitted to be disbursed for working capital purposes and excluding the amount held in the trust account representing our underwriters’ deferred discount) at the time of such acquisition, by October 17, 2009. If the merger is not adopted by our stockholders, we will not complete the merger and may not be able to consummate an alternate business combination within the required time frame, either due to insufficient time or insufficient operating funds.

The completion of the merger could result in disruptions in business, loss of clients or contracts or other adverse effects.

The completion of the merger may cause disruptions, including potential loss of clients and other business partners, in the business of Stream, which could have material adverse effects on the combined company’s business and operations. Although we believe that Stream’s business relationships are and will remain stable following the merger, Stream’s clients and other business partners, in response to the completion of the merger, may adversely change or terminate their relationships with the combined company, which could have a material adverse effect on the business of Stream or the combined company following the merger.

We do not have any operations and Stream has never operated as a public company. Fulfilling Stream’s obligations as a public company after the merger will be expensive and time consuming.

Stream, as a private company, has not been required to prepare or file periodic and other reports with the SEC under applicable federal securities laws or to comply with the requirements of the federal securities laws applicable to public companies, or to document and assess the effectiveness of its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Although we have maintained disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws with respect to our activities, we have not been required to establish and maintain such disclosure controls and procedures and internal controls over financial reporting as will be required with respect to a public company with substantial operations. Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, we will be required to implement additional corporate governance practices and adhere to a variety of reporting requirements and accounting rules. Compliance with these obligations will require significant time and resources from our management and our finance and accounting staff and will significantly increase our legal, insurance and financial compliance costs. We currently estimate that we will incur between $500,000 and $1,000,000 in costs associated with complying with Sarbanes-Oxley and related rules and regulations of the SEC. As a result of the increased costs associated with being a public company after the merger, our operating income as a percentage of revenue will likely be lower.

We must comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a relatively short timeframe.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established control framework and to report on our management’s conclusion as to the effectiveness of these internal controls over financial reporting beginning with the fiscal year ending December 31, 2008. We will also be required to have an independent registered public accounting firm test the internal controls over financial reporting and report on the effectiveness of such controls for the fiscal year ending December 31, 2008 and subsequent years. Any delays or difficulty in satisfying these requirements could adversely affect future results of operations and our stock price.

We may incur significant costs to comply with these requirements. We may in the future discover areas of internal controls over financial reporting that need improvement, particularly with respect to any businesses acquired in the future. There can be no assurance that remedial measures will result in adequate internal controls over financial reporting in the future. Any failure to implement the required new or improved controls, or difficulties encountered in their implementation, could materially adversely affect our results of operations or could cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our auditors are unable to provide an unqualified report regarding the effectiveness of internal controls over financial reporting as required by Section 404, investors may lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. In addition, failure to comply with Section 404 could potentially subject us to sanctions or investigation by the SEC or other regulatory authorities.

The loss of key executives could adversely affect our ability to integrate our business with Stream’s operations.

The success of our integration with Stream will be dependent upon the continued service of a relatively small group of our key executives including, Mr. Murray, our chairman, chief executive officer, president and interim chief financial officer.

Although we currently intend to retain our existing officers and enter into employment or other compensation arrangements with them following the proposed merger, the terms of which have not yet been determined, we cannot assure you that such individuals will remain with us for the immediate or foreseeable future. We do not have employment contracts with any of our current executives. The unexpected loss of the services of one or more of these executives could adversely affect our ability to integrate our business with Stream’s operations and manage the business going forward.

We expect to incur significant costs associated with the merger, whether or not the merger is completed, which will reduce the amount of cash otherwise available for other corporate purposes.

We expect to incur significant costs associated with the merger, whether or not the merger is completed. We currently estimate that we will incur approximately $3,000,000 in costs associated with the merger for professional fees, including legal, accounting, printing, proxy solicitation, regulatory and other fees as well as the fees associated with the fairness opinion. These costs will reduce the amount of cash otherwise available for other corporate purposes. There is no assurance that the actual costs will not exceed our estimates. We may incur additional material charges reflecting additional costs associated with the merger in fiscal quarters subsequent to the quarter in which the merger was consummated. There is no assurance that the significant costs associated with the merger will prove to be justified in light of the benefit ultimately realized.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Trillium makes available to us general services, including office space. We agreed to pay Trillium $10,000 per month for these services. Through December 31, 2007, an aggregate of approximately $22,633 has been incurred for such services. Trillium is a limited liability company affiliated with our chairman of the board, chief executive officer president and interim chief financial officer, R. Scott Murray. This arrangement is solely for our benefit and is not intended to provide Trillium or Mr. Murray compensation in lieu of salary. We believe, based on rents and fees for similar services in Boston, Massachusetts, that the fee charged by Trillium is at least as favorable as we could have obtained from an unaffiliated person.

Item 3.	Legal Proceedings

There is no litigation currently pending against us or any of our officers or directors in their capacity as such.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, which consist of one share of our common stock, par value $.001 per share, and one warrant, each to purchase an additional share of our common stock, are listed on the American Stock Exchange under the symbol “OOO.U.” Our common stock is listed separately on the American Stock Exchange under the symbol “OOO” and commenced trading separately on November 27, 2007. Our warrants are listed separately on the American Stock Exchange under the symbol “OOO.WS” and commenced trading separately November 27, 2007. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00 commencing the later of the completion of a business combination or October 17, 2008. Our warrants will expire at 5:00 p.m., New York City time, on October 17, 2011, or earlier upon redemption.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low closing prices of our units, common stock and warrants, respectively, as reported on the American Stock Exchange.

Units

Quarter Ended	High	Low
December 31, 2007 (since October 17, 2007)	$8.05	$7.75

Common Stock

Quarter Ended	High	Low
December 31, 2007 (since November 27, 2007)	$7.35	$7.15

Warrants

Quarter Ended	High	Low
December 31, 2007 (since November 27, 2007)	$0.68	$0.58

Holders

As of January 31, 2008, there was 1 holder of record of our units, 12 holders of record of our common stock and 11 holders of record of our warrants.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. It is the current intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. The payment of dividends subsequent to a business combination will be within the discretion of our then board of directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Offering

On October 23, 2007, we consummated our IPO of 31,250,000 units. Each unit consists of one share of our common stock and one warrant entitling the holder to purchase from us one share of our common stock at an exercise price of $6.00. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $250,000,000, or approximately $231,245,000 in net proceeds after deducting approximately $18,505,000 in underwriting fees and offering expenses (such as legal, regulator, printing and accounting fees) and $250,000 in working capital. Deutsche Bank Securities Inc. acted as representative of the underwriters. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-144447) that was declared effective on October 17, 2007.

Net proceeds of $246,300,000 from the private placement of our founder warrants and the IPO were deposited into a trust account at Banc of America LLC, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $7,500,000 of underwriters’ deferred discount. Up to $3,250,000 of the interest earned on the trust account (net of taxes payable on all interest income earned on the trust account) may be released to us to cover working capital requirements. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning 10% or more of our equity securities, or any of our other affiliates.

We incurred actual costs as of December 31, 2007 in connection with our IPO approximately as follows:

Initial Trustees’ and escrow agent fee	$13,000
Legal fees and expenses	594,000
Printing and engraving expenses	94,000
Accounting fees and expenses	74,500
SEC registration fee	16,000
FINRA filing fee	53,000
AMEX listing fees and expenses	70,000
Miscellaneous	90,500

Total	$1,005,000

Following the consummation of our IPO on October 23, 2007 through December 31, 2007 we incurred additional expenses, which consists of approximately $38,691 for director and officer insurance and other insurance, $97,309 for legal and accounting fees unrelated to our IPO, $22,633 to Trillium, for our office space and administrative services, $83,241 for general and administrative costs (including travel and costs related to searching for an acquisition target). We incurred $203,424 for repayment of the notes payable and related interest to R. Scott Murray, Lloyd Linnell, Kevin T. O’Leary and Paul Joubert (certain of our founding stockholders), which loans were repaid in full, without interest, and cancelled. We also incurred $16,040 for the purchase of equipment and $164,540 related to deferred transaction costs for due diligence work and professional fees for our proposed acquisition of Stream. We also accrued an income tax provision of $760,000 for the period from June 26. 2007 to December 31, 2007.

As of December 31, 2007, the net remaining proceeds from the IPO and private placement of our founder warrants including interest earned on the net proceeds and after deducting the underwriting discounts and commissions, the offering expenses and all other expenditures through December 31, 2007 were approximately $247,461,406, which consists of $1,161,406 of cash held outside the trust account and $246,300,000 held in the trust account and accrued interest of $913,300 which was transferred to our operating cash account after year-end as part of the working capital withdrawal limit.

Payments of expenses were to persons other than our directors or officers (or their associates), persons owning 10% or more of our equity securities, or our affiliates, except with respect to the repayment of the promissory notes on October 31, 2007.

Issuer Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2007 to October 31, 2007	—		N/A	N/A	N/A
November 1, 2007 to November 30, 2007	1,171,874	(1)	.005	1,171,874	N/A
December 1, 2007 to December 31, 2007	—		N/A	N/A	N/A

Total	1,171,874		$.005	1,171,874

(1)	On November 19, 2007, 1,171,874 shares held by our founding stockholders were redeemed by us at cost following expiration of our underwriters' overallotment option for a total of $6,561.

Item 6.	Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read in conjunction with our consolidated financial statements, and the notes and schedules related thereto, which are included in this report. To date, our efforts have been limited to organizational activities and activities relating to our IPO and sourcing a suitable business combination candidate.

Period from June 26, 2007 (date of inception) to December 31, 2007
Total expenses	$242,533
Interest income	$2,119,427
Income before provision for income taxes	$1,876,894
Net income for the period	$1,116,894
Basic and fully diluted earnings per share	$.07
Weighted average shares outstanding—basic and diluted	16,188,609
Working capital (excluding assets held in trust and deferred underwriting fee)	$249,880
Total assets	$248,717,779
Common stock subject to possible conversion (9,374,999 shares at conversion value)	$73,874,992
Stockholders’ equity	$166,280,078

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed on June 26, 2007 to consummate a merger, capital stock exchange, asset acquisition, exchangeable share transaction or other similar business combination with an operating business in the BPO industry. Our initial business combination must be with a business or businesses whose collective fair market value is at least equal to 80% of its net assets (excluding the amount held in the trust account representing a portion of our underwriters’ discount) at the time of the acquisition.

Results of Operations

Our entire activity for the period ended December 31, 2007 has been to prepare for and complete our IPO and to seek out potential acquisition targets following our IPO. We have received interest income of $2,119,427 from the funds held in trust from our IPO. We expect to utilize the remaining interest income from the trust account to be used for working capital purposes. Following the completion of our IPO we conducted a search for a target acquisition and incurred costs of $164,540 through December 31, 2007 which are reflected in our December 31, 2007 balance sheet as deferred transaction costs. For the period from June 26, 2007 (date of inception) to December 31, 2007 we incurred expenses of $242,533, which consisted of formation, general and administration costs (primarily legal and accounting fees, travel and other operating costs, fees paid to Trillium for certain administrative services, including facility rent, totaling $22,633) and interest of $3,424 to certain of our founding stockholders on the note payable that has been repaid. Our officers and directors do not receive any compensation from us until we have completed our initial business combination. We also accrued income taxes of $760,000 related to our income during the period. We believe that we have sufficient funds available to complete our efforts to effect an initial business combination with an operating business within the required 24 months from October 17, 2007.

On January 27, 2008, we entered into a merger agreement with Stream. We have agreed to pay $225.8 million, subject to certain adjustments for working capital, for 100% ownership of Stream.

Liquidity and Capital Resources

On October 23, 2007, we completed our IPO of 31,250,000 units. Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at a price of $6.00. As of December 31, 2007, we had cash and cash equivalents of $247,461,406, of which $246,300,000 was held in trust. We had accrued interest income of $913,300 which has been subsequently paid to us as part of the working capital withdrawal provisions. Until the consummation of our IPO, our only source of liquidity was a $200,000 loan made to us in June 2007 by certain of our founding stockholders. This loan and the related interest of $3,424 was repaid on October 31, 2007 from the proceeds of our IPO.

We have entered into a commitment letter with Stream’s existing bank lender PNC for credit facilities totaling approximately $108,700,000 that would become effective upon the closing of the merger. PNC has committed to provide $30,000,000 of the financing and to use its best efforts to syndicate the remainder to a combination of existing and new lenders to Stream, subject to various closing conditions. Of this financing, up to $100,000,000 would be a senior secured revolving credit facility under which borrowing availability will be based on, among other things, Stream’s eligible accounts receivable. The balance of the financing would consist of a senior secured domestic term loan of up to $5,810,000 and a senior secured foreign term loan of up to $2,886,000. The financing facilities would have a five-year term from the date of the closing of the Stream transaction. Outstanding balances under the credit facility would bear interest at LIBOR plus a margin ranging from LIBOR plus 200 to 250 basis points and the term loans would bear interest at LIBOR plus 275 to 325 basis points based on the combined company’s fixed charge coverage ratio. The balance outstanding under Stream’s existing credit facility and term loans (approximately $77,000,000 at January 31, 2008) would be assumed as part of the new revolving credit and term debt facility. Assuming that we close the financing contemplated by the PNC commitment letter and use a portion thereof to repay Stream’s outstanding bank debt and senior subordinated debt at the closing, we expect we will have approximately $120,000,000 of cash available at the closing for working capital, including to pay cash to stockholders who vote against the merger and elect to convert their shares into a pro rata share of the trust fund.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space and general and administrative services payable to Trillium an entity affiliated with our chairman chief executive officer and president. We began incurring this fee on October 23, 2007, and will continue to incur this fee monthly at least until the completion of our initial business combination.

Critical Accounting Policies and Estimates

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

Income Taxes

Income taxes are accrued at the statutory income tax rate. There are no significant deferred income taxes.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operation or cash flows.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business combinations: (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Adoption is prospective and early adoption is not permitted. Adoption of SFAS No. 141R will not impact our accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, we expect our accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends ARB 151 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way, as equity in the financial statements and eliminates the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. We are currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on our results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.	Financial Statements and Supplementary Data

Financial statements are attached hereto beginning on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

None.

Item 9A(T).    Controls and Procedures

Our management, with the participation of our chief executive and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information

On March 11, 2008, Charles F. Kane resigned his positions as our Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer. Also on March 11, 2008, R. Scott Murray, our Chairman and Chief Executive Officer, was appointed interim Chief Financial Officer and Lloyd Linnell, our Chief Information and Technology Officer was appointed Treasurer. A search for a new Chief Financial Officer is underway.

On March 14, 2008, Charles Kane, our former chief financial officer sold 334,089 share of our common stock and warrants to purchase 300,000 shares of our common stock to Trillium for an aggregate purchase price of $300,000. Mr. Kane remain remains a party to that certain Securities Escrow Agreement, dated as of October 17, 2007, among us, Continental Stock Transfer and Trust Company and the parties thereto and that certain Letter Agreement, dated October 17, 2007 from Mr. Kane to the us and Deutsche Bank Securities Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as set forth below:

Name	Age	Position
R. Scott Murray	44	Chairman of the Board of Directors, Chief Executive Officer, President and Interim Chief Financial Officer

Lloyd R. Linnell	54	Executive Vice President, Chief Technology and Information Officer and Treasurer

Sheila M. Flaherty	42	Executive Vice President, General Counsel and Corporate Secretary

Kevin T. O’Leary	53	Director

M. Benjamin Howe	47	Director

Stephen D. R. Moore	56	Director

G. Drew Conway	50	Director

Paul G. Joubert	60	Director Nominee in July 2008 and member of our Strategic Advisory Council

R. Scott Murray has been our founder, chairman of the board of directors, chief executive officer and president since our inception on June 26, 2007 and our interim chief financial officer since March 2008. From February 2006 to February 2008, Mr. Murray served as non-executive chairman of the board of Protocol Communications, Inc., a privately held provider of fully integrated marketing services in the business process outsourcing sector. Mr. Murray has extensive experience in the technology and services sectors, and has held several executive management positions in those sectors. Most recently in 2006, he served as chief executive officer and a director of 3Com Corporation. 3Com is a publicly traded global secure network provider to mid and small enterprise clients and the chairman of the board of H3C, a joint venture operating in China with Huawei Technologies. From August 2002 to August 2004, Mr. Murray was chief executive officer and a director of Modus Media, Inc., a privately held business process outsourcer in the global supply chain and hosting services sector. Modus had operations around the world including North America, Mexico, Europe and Asia (including five locations in mainland China). Mr. Murray was instrumental in completing Modus’ merger with CMGI in August 2004. From January 2000 until January 2002, following its acquisition in 2001 by Solectron Global Services, Inc., Mr. Murray served as president and chief operating officer of Stream International, Inc. From February 1994 through May 1999, Mr. Murray served as the executive vice president and chief financial officer of The Learning Company, a publicly traded consumer software company. TLC was acquired by Mattel, Inc. in May 1999 for approximately $4.2 billion in stock and assumption of net debt. He is a Canadian chartered accountant and a graduate of the University of Western Ontario and has a finance and administration degree.

Lloyd R. Linnell has been our executive vice president and chief technology and information officer since July 2007 and our treasurer since March 2008. From April 2005 to January 2006, Mr. Linnell was chief information officer of the start-up team for Independent Mobile (IMO), a retail channel for mobile device technology and service. From April 2003 to November 2004, Mr. Linnell served as senior vice president for Worldwide Customer Care at Aspect Communications, a publicly traded software company that is a premier provider of enterprise software solutions in the call-center and outsourcing industry. Mr. Linnell was responsible for world-wide call center support, field support, professional services, and training and education. Additionally, Mr. Linnell held the position of chief information officer while at Aspect. From May 1996 through May 2002, Mr. Linnell served in various roles at Stream International, Inc., including chief information officer, vice president North American operations and chief technology officer. From 1990 through 1995, Mr. Linnell held various positions at US West, one of the seven regional Bell Operating Companies formed with the divestiture of the Bell System, including executive director and vice president of billing and corporate data. Mr. Linnell began his career in 1977 at Bell Telephone Laboratories Inc., and its successor, Bell Communications Research Inc. where he held positions of increasing responsibility in the Applied Research and Network Planning organizations from 1977 to 1990. Mr. Linnell holds a bachelor’s degree in electrical engineering from the University of Southern California and a master’s degree in electrical engineering from Northwestern University. Mr. Linnell is a registered financial advisor and holds a series 65 FINRA license.

Sheila M. Flaherty has been our executive vice president, general counsel and corporate secretary since July 2007. From January 2006 to May 2007, Ms. Flaherty was general counsel and vice president of Abiomed, Inc. a publicly traded medical technology company. From November 1998 to August 2004, Ms. Flaherty held several positions, including vice president, general counsel and secretary, at Modus Media, Inc., a privately held business process outsourcer in the global supply chain and hosting services sector. During her tenure at Modus Media, Ms. Flaherty handled several international debt transactions, as well as mergers, acquisitions and divestitures. From 1996 through 1997, Ms. Flaherty served as associate general counsel at Astra Pharmaceuticals, Inc., a pharmaceutical company. From 1993 to 1996, Ms. Flaherty practiced law with the law firm of Nutter, McClennen & Fish. Since 2007, Ms. Flaherty has also been a member of the Salt Lake Life Science Angels (SLLSA), an angel investment group targeting seed stage life science and healthcare companies in the Intermountain West. Ms. Flaherty received a bachelor’s degree from the University of Massachusetts and a Juris Doctorate from Georgetown University Law Center.

Kevin T. O’Leary has been a director of our company since July 2007. Since March 2007, Mr. O’Leary has also been on the strategic advisory board of Genstar Capital, LLC, a private equity firm that focuses on investments in selected segments of life science and healthcare services, industrial technology, business services and software. Mr. O’Leary is currently working as the entrepreneur/investor co-host for the Discovery Channel’s “10 Ways to Save the Planet” a new program that explores innovative ways man could reverse global warming. Since April 2004, Mr. O’Leary has been director of and an investor in EnGlobe, a Toronto Stock Exchange-listed company that is one of Canada’s leading integrated environmental services companies specializing in the management of organic-based waste streams and contaminated soils. Since May 2007, Mr. O’Leary has been a director and investor of Iqzone.com, an early stage wireless marketing company. Mr. O’Leary is also a frequent co-host of Report on Business Television, Canada’s national business television specialty channel and a cast member and investor in Sony Television’s venture capital reality show Dragon’s Den. Mr. O’Leary was a co-investor and co-founder of Storage Now, Canada’s leading developer of climate controlled storage facilities, from January 2003 until its March 2007 acquisition by In Storage REIT. In 1986, Mr. O’Leary co-founded SoftKey Software Products. With Mr. O’Leary as its president, SoftKey (later re-named The Learning Company) grew rapidly and became a catalyst for consolidation in the consumer software industry. Mr. O’Leary was the president and a director of The Learning Company from 1986 until May 1999 following its acquisition by Mattel, Inc. for $4.2 billion in stock and the assumption of net debt. Mr. O’Leary received an honors bachelor degree in environmental studies and psychology from the University of Waterloo and a master’s of business administration from the University of Western Ontario, where he now serves on the executive board of The Richard Ivey School of Business.

M. Benjamin Howe has been a director of our company since July 2007. In 2003, Mr. Howe co-founded and became chief executive officer of America’s Growth Capital, a national, emerging growth focused research, trading and investment banking firm. In more than 20 years as an investment banker, Mr. Howe has completed more than 250 transactions. During Mr. Howe’s employment from 1999 to 2003, he served as managing director, head of mergers & acquisitions and executive committee member at SG Cowen Securities, a global investment bank. From 1996 to 1998, Mr. Howe served as the head of technology investment banking for the East Coast and Europe for Montgomery Securities, a national investment bank. Mr. Howe is a certified public accountant. Mr. Howe currently holds his Series 7, 24, 27, 55, 63 and 87 FINRA licenses. Mr. Howe received a bachelor of arts degree in economics from Trinity College and a master of science in accounting from the Stern School of Business.

Stephen D. R. Moore has been a director of our company since July 2007. Since July 2006, Mr. Moore has served as a director, president and chief operating officer at Enterprise Mobile, Inc., a company that provides a single point of delivery and support for deployment and management of Windows Mobile-based messaging and line of business application enablement within enterprise environments. From October 2005 to May 2006, Mr. Moore served as vice president of operations for IMO, a multi-carrier retail wireless start up. From September 2003 to July 2005, Mr. Moore served as senior vice president for operations and technology for NaviMedix, Inc, a venture backed health care infrastructure company. From 1994 to 1997, Mr. Moore served as president and chief operating officer of Stream International, Inc. In 1997, Stream International, Inc. divested into three separate business entities and from 1997 through 2002, Mr. Moore served as chairman and chief executive officer of the remaining entity, until its 2001 acquisition by Solectron Global Services Business. From 1992 to 1994, Mr. Moore served as president of Corporate Software, a software sales and services company which merged in 1994 with a division of R.R. Donnelley to form Stream International, Inc. Mr. Moore received a HNC in electrical and electronic engineering from the Northampton Institute of Science and Technology.

G. Drew Conway has been a director of our company since July 2007. Since June 2002, Mr. Conway has served as the chief executive officer of Sagent Healthstaff LLC, a healthcare-staffing company. Mr. Conway is the former chairman and chief executive officer of Renaissance Worldwide, Inc., a global provider of business and technology consulting services. Established in 1986, Renaissance provided consulting expertise in the focused areas of business strategy, enterprise solutions, government solutions and information technology consulting services. Mr. Conway guided the company through rapid growth and expansion having completed twenty-one acquisitions following the initial public offering of the company. As a leader in New England’s high tech community, Mr. Conway has served as New England Chapter President of the National Association of Computer Consulting Business for three terms. Mr. Conway has been a frequent speaker at the Fulcrum Series on mergers and acquisitions, and has been honored four times as a finalist of Ernst & Young’s Entrepreneur of the Year award. Mr. Conway currently serves on the boards of the Inner City Scholarship Fund Committee and Universal Solutions Group, Inc. Mr. Conway received a bachelor’s degree from the University of Maryland.

Paul G. Joubert has agreed to serve as a director of our company and is expected to join our board of directors effective July 1, 2008 upon his retirement from PricewaterhouseCoopers LLP, or PWC, an international accounting firm. If he elects to retire from PWC earlier than July 1, 2008, he may be appointed to our board of directors prior to July 1, 2008. Upon his appointment to our board of directors, we expect that Mr. Joubert is expected to also become chairman of our audit committee. Since Mr. Joubert joined PWC in 1971 he has worked extensively with both public and private companies in start-up to mature stages of growth in the high technology, manufacturing and service industries. Mr. Joubert is the current PricewaterhouseCoopers LLP Northeast Marketing and Sales Market Leader and a partner in the Assurance practice of PWC. Prior to that Mr. Joubert was the leader of the Technology, InfoCom and Entertainment practice for the Northeast region of the United States. Prior to that Mr. Joubert served as Partner-in-Charge of the firm’s Northeast Middle Market Group and Chief of Staff to the Vice-Chairman of domestic operations. He has been a frequent speaker and author on business and financial topics. Mr. Joubert has extensive experience with initial public offerings, public companies, mergers and acquisitions and venture capital funding. Mr. Joubert is a graduate of Northeastern University, where he received a bachelor of science in finance and accounting. He is a member of numerous civic and professional associations including the National Council for Northeastern University, the Association for Corporate Growth, a former director and treasurer, and currently active member, of the Massachusetts Innovative and Technology Exchange and he serves on the Board of Overseers of the Museum of Science. He is also a member of the American Institute of Certified Public Accountants.

There are no family relationships among any of our directors or executive officers.

Board Committees

Our board of directors has established two standing committees—audit, and nominating—each of which operates under a charter that has been approved by our board of directors. Current copies of each committee’s charter are posted on the corporate governance section of our website, www.globalbpo.biz.

Audit Committee

We have established an audit committee of the board of directors, consisting of Messrs. Conway, Moore and Howe. Mr. Howe serves as the chairman of our audit committee. Upon his appointment to our board of directors, we expect that Mr. Joubert will become chairman of our audit committee. The independent directors we appointed to our audit committee are independent members of our board of directors, as defined by the rules of the SEC.

The audit committee will at all times be composed exclusively of “independent directors” who, as required by the American Stock Exchange, are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

The board of directors has determined that Mr. Howe is “audit committee financial expert,” as defined under applicable SEC rules.

Nominating Committee

We have established a nominating committee of the board of directors, consisting of Messrs. O’Leary, Howe and Moore. Each of Messrs. O’Leary, Howe and Moore is an independent director as defined by the rules of the American Stock Exchange and the SEC. Mr. O’Leary serves as the chairman of our nominating committee.

Compensation Committee

We do not currently have a compensation committee. The board of directors does not believe that any marked efficiencies or enhancements would be achieved by the creation of a separate compensation committee because we do not pay any of our executive officers a regular salary. The duties and responsibilities typically delegated to a compensation committee are included in the responsibilities of the entire board of directors.

Code of Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, www.globalbpo.biz. In addition, we intend to post on our website all disclosures that are required by law or American Stock Exchange listing standards concerning any amendments to, or waivers from, any provision of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the SEC. Such officers, directors and 10% stockholders are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms, all reports were filed on a timely basis.

Item 11.	Executive Compensation

Compensation for Officers and Directors

No officer has received any cash compensation for services rendered to us. Except as described below, no compensation of any kind, including finders, consulting fees or other similar compensation will be paid to any of our founding stockholders or any of their respective affiliates, prior to or in connection with a business combination. However, such individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our directors and officers will not be paid any executive compensation, board fees or other such amounts prior to consummation of an approved acquisition. After which time, it is possible that some or all of our officers will become our employees and be paid market based salaries, be eligible for bonuses, receive stock and/or option awards and be eligible for severance benefits and other employment related benefits as part of entering into an employment contract with us. We would also expect that our directors who continue to act in the capacity of directors following a successful business combination will receive market based compensation for attending board of directors meetings, providing advice, corporate governance and be eligible to receive stock and/or option awards. Such arrangements will be fully disclosed to stockholders, to the extent known, in the proxy solicitation materials furnished to stockholders at the time of a proposed target acquisition. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Compensation Discussion and Analysis

Our board of directors has not formed a compensation committee because we do not pay any of our executive officers a regular salary. The duties and responsibilities typically delegated to a compensation committee are included in the responsibilities of the entire board of directors. The foundation of our compensation policy will be that compensation paid to executive officers should be aligned on a long and short term basis. The general compensation policy of the board of directors is that total compensation should be tied to individual performance and supplemented with awards tied to our performance in achieving financial and non-financial objectives. Upon the consummation of the merger with Stream, we will commence paying our officers regular salaries.

Summary Compensation Table

We did not pay any of our executive officers salary or compensation during fiscal 2007.

Grants of Plan-Based Awards

We do not have an existing incentive plan for the grant of options or other awards.

Outstanding Equity Awards at Fiscal Year-End

We do not have an existing incentive plan for the grant of options or other awards.

Option Exercises and Stock Vested

We do not have an existing incentive plan for the grant of options or other awards.

Directors’ Compensation

We did not pay any compensation to our directors during fiscal 2007.

Equity Compensation Plan

We do not currently have any authorized or outstanding equity compensation plans.

Compensation Committee Interlocks and Insider Participation

Our board of directors has not established a compensation committee. In accordance with American Stock Exchange requirements, a majority of the independent directors of the board of directors will determine the compensation of the executive officers. Messrs. Howe, O’Leary, Moore and Conway are the independent directors of the board of directors. Neither of them was, or has been, an officer or employee of ours, or has a relationship that would constitute an interlocking relationship with our executive officers or directors or any other another entity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of March 17, 2008, with respect to the beneficial ownership of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, each person or entity named in the table is expected to have sole voting and investment power with respect to all shares of our capital stock shown as beneficially owned, subject to applicable community property laws. As of March 17, 2008, 39,062,500 shares of our common stock were issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner and Management(1)	Number of Shares of Common Stock Beneficially Owned	Approximate Percentage of Outstanding Common Stock Beneficially Owned

(i) Certain Beneficial Owners:

Trillium Capital LLC(2)	3,753,402	9.6

Third Point LLC(3)	3,125,000	8.0

QVT Financial LP(4)	3,075,600	7.9

HBK Investments L.P.(5)	2,905,503	7.4

The Baupost Group, L.L.C.(6)	2,500,000	6.4

Fir Tree, Inc.(7)	2,096,500	5.4

(ii) Directors (which includes all nominees) and executives:

R. Scott Murray(8)	3,753,402	9.6

Lloyd R. Linnell	866,278	2.2

Sheila M. Flaherty	556,815	1.4

Kevin T. O’Leary	467,254	1.2

G. Drew Conway	436,198	1.1

M. Benjamin Howe	436,198	1.1

Stephen D. R. Moore	311,198	*

(iii) All Directors and executive officers as a group (7 persons)	6,827,343	17.5

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the individuals is c/o Global BPO Services Corp., 125 High Street, 30th Floor, Boston, MA 02110.
(2)

Derived from a Form 4, filed with the SEC on March 17, 2008 by R. Scott Murray. Pursuant to the terms of the limited liability company agreement of Trillium Capital LLC, R. Scott Murray and The R. Scott Murray Remainder Trust—2000, the two current members of Trillium Capital LLC, are permitted to transfer their membership interests with the consent of the manager who is also our chief executive officer, subject to compliance with federal and state securities laws. Any person who acquires in any manner whatsoever a membership interest in Trillium Capital LLC, whether or not such person has accepted and assumed in writing the terms and provisions of the limited liability company agreement or been admitted into the LLC as a member, shall be deemed to have agreed to be subject to and bound by all of the obligations of the limited liability company agreement with respect to such membership interest and shall be subject to the provisions of the limited liability company agreement with respect to any subsequent transfer of such membership interest. The business address of Trillium Capital LLC and R. Scott Murray is 125 High Street, 30th Floor, Boston, Massachusetts 02110.

(3)	Derived from a Schedule 13G/A, jointly filed with the SEC on February 13, 2008 by Third Point LLC, Daniel S. Loeb and Third Point Offshore Fund, Ltd. As reported in the Schedule 13G/A, each of Third Point LLC and Daniel S. Loeb is the beneficial owner of 3,125,000 shares of our common stock and Third Point Offshore Fund, Ltd. is the beneficial owner of 1,912,700 shares of our common stock. Mr. Loeb is the chief executive officer of Third Point LLC and controls its business activities, with respect to shares of our common stock indirectly beneficially owned by Mr. Loeb by virtue of such position. Third Point Offshore Fund, Ltd., invests and trades in securities, with respect to shares of our common stock directly held by it. The business address of the Third Point LLC and Mr. Loeb is 390 Park Avenue, New York, New York 10022. The business address of Third Point Offshore Fund, Ltd. is c/o Walkers SPV Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands, British West Indies.
(4)	Derived from a Schedule 13G, jointly filed with the SEC on January 31, 2008 by QVT Financial LP, QVT Financial GP LLC, QVT Fund LP and QVT Associates GP LLC. As reported in the Schedule 13G, QVT Financial LP is the investment manager of QVT Fund LP, which beneficially owns 2,534,321 shares of our common stock and for Quintessence Fund L.P., which beneficially owns 272,739 shares of our common stock. QVT Financial LP is also the investment manager for a separate discretionary account managed for Deutsche Bank AG, which holds 268,540 shares of our common stock. QVT Financial LP has the power to direct the vote and disposition of our common stock held by QVT Fund LP, Quintessence Fund L.P. and the separate discretionary account managed for Deutsche Bank AG. Accordingly, QVT Financial LP may be deemed to be the beneficial owner of an aggregate amount of 3,075,600 shares of our common stock, consisting of the shares owned by QVT Fund LP and Quintessence Fund L.P. and the shares held in a separate discretionary account managed for Deutsche Bank AG. QVT Financial GP LLC, as the general partner of QVT Financial LP, may be deemed to beneficially own the same number of shares of our common stock reported by QVT Financial LP. QVT Associates GP LLC, as General Partner of the QVT Fund LP and Quintessence Fund L.P., may be deemed to beneficially own the aggregate number of shares of our common stock owned by the QVT Fund LP and Quintessence Fund L.P., and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 2,807,060 shares of our common stock. The business address of QVT Financial LP, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The business address of QVT Fund LP is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman, KY1 9001 Cayman Islands.
(5)

Derived from a Schedule 13G/A, jointly filed with the SEC on February 5, 2008 by HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. As reported in the Schedule 13G/A, each of HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. is the beneficial owner of 2,905,503 shares of our common stock. HBK Investments L.P. has delegated discretion to vote and dispose of our common stock to HBK Services LLC. HBK Services LLC may, from time to time, delegate discretion to vote and dispose of certain of our common stock to HBK New York LLC, HBK Virginia LLC, HBK Europe Management LLP and/or HBK Hong Kong Ltd. Each of HBK Services LLC and these other entities is under common control with HBK Investments L.P. The business address for each entity is 300 Crescent Court, Suite 700 Dallas, Texas 75201.

(6)	Derived from a Schedule 13G, jointly filed with the SEC on February 13, 2008, by The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman. As reported in the Schedule 13G, The Baupost Group, L.L.C., is the beneficial owner of 2,500,000 shares of our common stock. The Baupost Group, L.L.C. (“Baupost”) is a registered investment adviser. SAK Corporation is the Manager of Baupost. Seth A. Klarman, as the sole Director of SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership under Section 13(d) of the securities beneficially owned by Baupost. Securities reported on the Schedule 13G as being beneficially owned by Baupost include securities purchased on behalf of various investment limited partnerships. The business address of The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman is 10 St. James Avenue, Suite 1700, Boston, Massachusetts 02116.
(7)	Derived from a Schedule 13G, jointly filed with the SEC on October 29, 2007 by Sapling, LLC, Fir Tree Recovery Master Fund, L.P. and Fir Tree, Inc. Fir Tree, Inc. is the investment manager of both Sapling, LLC and Fir Tree Recovery Master Fund, L.P. As reported in the Schedule 13G, Sapling, LLC is the beneficial owner of 2,096,500 shares of our common stock, Fir Tree Recovery Master Fund, L.P. is the beneficial owner of 403,500 shares of our common stock. Fir Tree, Inc. is the beneficial owner of 2,500,000 shares of our common stock. As a result of being the investment manager of Sapling, LLC and Fir Tree Recovery Master Fund, L.P., Fir Tree, Inc. may be deemed to beneficially own the shares of our common stock held by each of Sapling, LLC and Fir Tree Recovery Master Fund, L.P. Furthermore, Fir Tree, Inc. has been granted investment discretion over the common stock held by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. The business address of Fir Tree, Inc. and Sapling, LLC is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The business address of Fir Tree Recovery Master Fund, L.P. is c/o Admiral Administration Ltd., Admiral Financial Center, 5th Floor, 90 Fort Street, Box 32021 SMB, Grand Cayman, Cayman Islands.
(8)	Derived from a Form 4 filed with the SEC on March 17, 2008 by R. Scott Murray. Consists of shares held by Trillium Capital LLC. Pursuant to the terms of the limited liability company agreement of Trillium Capital LLC, R. Scott Murray and The R. Scott Murray Remainder Trust—2000, the two current members of Trillium Capital LLC, are permitted to transfer their membership interests with the consent of the manager who is also our chief executive officer, subject to compliance with federal and state securities laws. Any person who acquires in any manner whatsoever a membership interest in Trillium Capital LLC, whether or not such person has accepted and assumed in writing the terms and provisions of the limited liability company agreement or been admitted into the LLC as a member, shall be deemed to have agreed to be subject to and bound by all of the obligations of the limited liability company agreement with respect to such membership interest and shall be subject to the provisions of the limited liability company agreement with respect to any subsequent transfer of such membership interest.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since inception, we have issued 7,812,500 shares of our common stock to our founding stockholders listed below for an aggregate amount of approximately $43,439 in cash, at a purchase price of approximately $0.0056 per share, after the redemption of 1,171,874 shares because our underwriters’ over-allotment option was not exercised.

Name	Number of Shares	Relationship to Global BPO
Trillium Capital LLC	3,753,402	Limited liability company affiliated with our Chairman of the Board of Directors, Chief Executive Officer, President and Interim Chief Financial Officer

M. Benjamin Howe	436,198	Director

Kevin T. O’Leary	467,254	Director

Stephen D. R. Moore	311,198	Director

G. Drew Conway	436,198	Director

Charles F. Kane	222,726	Former Chief Financial Officer

Lloyd R. Linnell	866,278	Executive Vice President and Chief Technology, Information Officer and Treasurer

Sheila M. Flaherty	556,815	Executive Vice President, General Counsel and Corporate Secretary

Paul G. Joubert	467,254	Member of our Strategic Advisory Council

Robert Wadsworth	273,438	Member of our Strategic Advisory Council

Deborah Keeman	21,739	Member of our Strategic Advisory Council

Immediately after our IPO, our founding stockholders, collectively, beneficially owned 20% of the then issued and outstanding shares of our common stock. Because of this ownership block, these stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

Certain of our founding stockholders, or their designees, purchased an aggregate of 7,500,000 warrants from us at a price of $1.00 per warrant on October 17, 2007. The founder warrants will not be sold or transferred by the purchaser who initially purchased these units from us until the completion of our initial business combination. The $7,500,000 purchase price of the founder warrants were added to the proceeds of our IPO to be held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations, then the $7,500,000 purchase price of the founder warrants will become part of the liquidation amount distributed to our public stockholders on a pro rata basis from our trust account and the founder warrants will become worthless.

Holders of 7,812,500 shares of common stock that were outstanding prior to our IPO are entitled to registration rights. The holders of a majority of all of (i) the shares of common stock owned or held by the founding stockholders, (ii) the founder warrants and (iii) the shares of common stock issuable upon the exercise of the founder warrants will be entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing on or after the date on which these shares are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Prior to the October 17, 2007, certain of our officers and directors advanced an aggregate of $200,000 to us to cover expenses related to our IPO, such as SEC registration fees, FINRA registration fees, AMEX listing fees and legal and accounting fees and expenses. The loan was repaid out of the net proceeds of our IPO not held in trust on October 31, 2007.

On March 14, 2008, Charles Kane, our former chief financial officer sold 334,089 share of our common stock and warrants to purchase 300,000 shares of our common stock to Trillium for an aggregate purchase price of $300,000. Mr. Kane remains a party to that certain Securities Escrow Agreement, dated as of October 17, 2007, among us, Continental Stock Transfer and Trust Company and the parties thereto and that certain Letter Agreement, dated October 17, 2007 from Mr. Kane to us and Deutsche Bank Securities Inc.

We will reimburse our founding stockholders, subject to board approval, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, as well as traveling to and from the offices, service centers or similar locations of prospective target acquisitions to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged. Accountable out-of-pocket expenses incurred by our officers, directors and members of our strategic advisory council will not be repaid out of proceeds held in trust until these proceeds are released to us upon the completion of a business combination, provided there are sufficient funds available for reimbursement after such consummation.

Other than the reimbursable out-of-pocket expenses payable to our founding stockholders, no compensation or fees of any kind, including finders, consulting fees or other similar compensation, will be paid to any of our founding stockholders who owned our common stock prior to our IPO, or to any of their respective affiliates prior to or with respect to a business combination, other than fees more fully described below.

Our founding stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of the trust account unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

All ongoing and future transactions between us and any of our founding stockholders or their respective affiliates will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested “independent” directors or the members of our board of directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

•

None of our officers and directors is required to commit their full time to our affairs and, accordingly, each of them may have conflicts of interest in allocating their time among various business activities. However, it is our current expectation that our officers will devote the majority of their time, as necessary, to our management. Our current officers are not employed by any other corporation at this time.

•

Since our founding stockholders own shares of our common stock which will be released from escrow only if a business combination is successfully completed and since our founder stockholders own securities which will become worthless if a business combination is not consummated, our board, whose members are founding stockholders, may have a conflict of interest in determining whether a particular target acquisition is appropriate to effect a business combination. Additionally, members of our executive management may enter into consulting or employment agreements with us following the closing of the merger, pursuant to which they may be entitled to compensation for their services. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target acquisition, timely completing a business combination and securing the release of their stock.

Review, Approval or Ratification of Transactions with Related Persons

Our policy is to require that any transaction with a related party required to be reported under applicable SEC rules, other than compensation-related matters, be reviewed and approved or ratified by a majority of independent, disinterested directors. We have not adopted procedures for review of, or standards for approval of, these transactions, but instead reviews such transactions on a case by case basis. During the last fiscal year, no transactions with a related party have occurred that required a waiver of our policy nor have any transactions with a related party occurred in which we did not follow our policy.

Trillium makes available to us general services including office space. We agreed to pay Trillium $10,000 per month for these services. Through December 31, 2007, an aggregate of $22,633 has been incurred for such services. Trillium is a limited liability company affiliated with our chairman of the board, chief executive officer, president and interim chief financial officer, R. Scott Murray. This arrangement is solely for our benefit and is not intended to provide Trillium or Mr. Murray compensation in lieu of salary. We believe, based on rents and fees for similar services in Boston, Massachusetts, that the fee charged by Trillium is at least as favorable as we could have obtained from an unaffiliated person.

Board of Directors and Committees of the Board

Our board of directors consists of five members. The members of our board of directors will serve until the earlier of their resignation or their successor is duly qualified and elected.

The American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that each of Mr. O’Leary, Mr. Howe, Mr. Conway and Mr. Moore are independent directors as such term is defined under the rules of the American Stock Exchange and Rule 10A-3 of the Exchange Act. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

Auditors’ Fees

The following table summarizes the fees of BDO Seidman, LLP, our independent registered public accounting firm, for fiscal 2007.

Fee Category	Fiscal 2007
Audit Fees(1)	$113,761
Audit-Related Fees	—
Tax Fees	—

Total Fees	$113,761

(1)	Audit fees consist of fees for the audit of our financial statements, review of our registration statement on Form S-1 and issuance of comfort letters, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

Our audit committee may also delegate to a subcommittee of the audit committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services by a member of the audit committee pursuant to this delegated authority is reported on at the next meeting of the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See financial statements commencing on page F-1 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The Exhibit Index annexed to this report is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL BPO SERVICES CORP.

Date: March 17, 2008	By:	/s/ R. Scott Murray
R. Scott Murray
Chairman, Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ R. Scott Murray R. Scott Murray	Chairman of the Board of Directors, Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	March 17, 2008

/s/ Kevin T. O’Leary Kevin T. O’Leary	Director	March 17, 2008

/s/ M. Benjamin Howe M. Benjamin Howe	Director	March 17, 2008

/s/ Stephen D. R. Moore Stephen D. R. Moore	Director	March 17, 2008

/s/ G. Drew Conway G. Drew Conway	Director	March 17, 2008

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Agreement and Plan of Merger, dated as of January 27, 2008, among the Company, River Acquisition Subsidiary Corp. and Stream Holdings Corporation.

3.1(2)	Second Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated By-laws.

4.1(2)	Specimen Unit Certificate.

4.2(2)	Specimen Common Stock Certificate.

4.3(2)	Specimen Warrant Certificate.

4.4(2)	Unit Purchase Agreement to be granted to the Underwriters.

4.5(2)	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.

10.1(2)	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.

10.2(2)	Securities Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company, and the Founding Stockholders.

10.3(2)	Registration Rights Agreement among the Registrant and the Founding Stockholders.

10.4(2)	Letter Agreement by Trillium Capital LLC.

10.5(2)	Letter Agreement by R. Scott Murray.

10.6(2)	Letter Agreement by M. Benjamin Howe.

10.7(2)	Letter Agreement by Kevin T. O’Leary.

10.8(2)	Letter Agreement by Stephen D. R. Moore.

10.9(2)	Letter Agreement by Lloyd R. Linnell.

10.10(2)	Letter Agreement by Sheila M. Flaherty.

10.11(2)	Letter Agreement by G. Drew Conway.

10.12(2)	Letter Agreement by Charles F. Kane.

10.13(2)	Common Stock Subscription Agreement between the Registrant and the Founding Stockholders.

10.14(2)	Warrant Subscription Agreement between the Registrant and the Founding Stockholders.

10.15(2)	Charter of the Audit Committee of the Board of Directors.

10.16(2)	Charter of the Nominating Committee of the Board of Directors.

10.17(2)	Form of Letter Agreement by Robert Wadsworth.

10.18(2)	Form of Letter Agreement by Paul G. Joubert.

10.19(2)	Form of Letter Agreement by Deborah Keeman.

10.20(2)	Administrative Services Agreement, by and between the Company and Trillium Capital LLC, dated as of August 21, 2007.

14(2)	Code of Business Conduct and Ethics.

21.1*	Subsidiaries of the Company

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer and Interim Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Interim Chief Financial Officer.

*	Filed herewith
(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on January 27, 2007.
(2)	Incorporated by reference to the documents previously filed by the Company with the SEC, as exhibits to its Registration Statement on Form S-1 (File No. 333-144447) effective as of October 17, 2007.

CONSOLIDATED FINANCIAL STATEMENTS

Global BPO Services Corp.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of

Global BPO Services Corp.

We have audited the accompanying consolidated balance sheet of Global BPO Services Corp. (a development stage company) and subsidiary as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from June 26, 2007 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global BPO Services Corp. (a development stage company) and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the period from June 26, 2007 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Boston, Massachusetts

March 17, 2008

Global BPO Services Corp.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

As of December 31, 2007

ASSETS:
Current assets:
Cash and cash equivalents	$1,161,406
Cash and cash equivalents held in trust account	246,300,000
Accrued interest held in trust account	913,300
Prepaid expenses	151,183

Total current assets	248,525,889
Equipment, net of accumulated depreciation of $1,658	27,350
Deferred transaction costs	164,540

TOTAL ASSETS	$248,717,779

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Deferred underwriting fee	$7,500,000
Accounts payable and accrued expenses	302,709
Accrued income taxes	760,000

Total current liabilities	8,562,709

Common stock subject to possible conversion (9,374,999 shares at conversion value)	73,874,992

Commitments (Note 5)

Stockholders’ equity:
Preferred stock, par value $.001 per share, 1,000,000 shares authorized; none outstanding	—
Common stock, par value $.001 per share, 119,000,000 shares authorized, 29,687,501 shares issued and outstanding (excluding 9,374,999 shares subject to possible conversion)	29,688
Additional paid-in-capital	165,133,496
Retained earnings accumulated in the development stage	1,116,894

Total stockholders’ equity	166,280,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$248,717,779

See notes to consolidated financial statements.

Global BPO Services Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

For the period from June 26, 2007 (date of inception) to December 31, 2007

Interest income	$2,119,427
Expenses:
Formation, general and administrative expenses	216,476
Administrative fees paid to Trillium Capital LLC	22,633
Interest expense to certain founding stockholders	3,424

Total expenses	242,533

Income before provision for income taxes	1,876,894
Provision for income taxes	760,000

Net income for the period	$1,116,894

Weighted average number of shares outstanding—basic and diluted	16,188,609

Earnings per share—basic and diluted	$0.07

See notes to consolidated financial statements.

GLOBAL BPO SERVICES CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from June 26, 2007 (date of inception) to December 31, 2007

	Common Stock		Additional Paid-in-Capital	Retained Earnings Accumulated in the Development Stage
	Shares	Amount			Total
Issuance of common stock to founding stockholders	8,984,374	$8,984	$41,016	$—	$50,000

Proceeds from sale of underwriters purchase option	—	—	100	—	100

Proceeds from issuance of warrants to founding stockholders	—	—	7,500,000	—	7,500,000

Sale of 31,250,000 units through public offering net of underwriters’ discount of $17,500,000 and offering expenses of $1,005,363 and net of $73,874,992 proceeds allocable to 9,374,999 shares of common stock subject to possible conversion	21,875,001	21,875	157,597,770	—	157,619,645

Common shares repurchased from founding stockholders	(1,171,874)	(1,171)	(5,390)	—	(6,561)

Net income for the period	—	—	—	1,116,894	1,116,894

Balance at December 31, 2007	29,687,501	$29,688	$165,133,496	$1,116,894	$166,280,078

See notes to consolidated financial statements

GLOBAL BPO SERVICES CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from June 26, 2007 (date of inception) to December 31, 2007

Cash flows from operating activities:
Net income	$1,116,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,658
Interest income	(1,206,127)
Changes in working capital related items:
Prepaid expenses	(151,183)
Accounts payable, accrued expenses and income taxes	898,169

Net cash provided by operating activities	659,411

Cash flows from investing activities:
Cash contributed to trust account	(246,300,000)
Purchase of equipment	(29,008)
Reinvestment of interest income	292,827

Net cash used in investing activities	(246,036,181)

Cash flows from financing activities:
Proceeds from issuance of common stock to founding stockholders	50,000
Proceeds from notes payable to stockholders	200,000
Repayment of notes payable to stockholders	(200,000)
Proceeds from issuance of warrants to founding stockholders	7,500,000
Proceeds from sale of underwriters’ purchase option	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	73,874,992
Re-purchase of common shares from founding stockholders	(6,561)
Net proceeds from sale of units through public offering	165,119,645

Net cash provided by financing activities	246,538,176

Net increase in cash and cash equivalents	1,161,406
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$1,161,406

Supplemental disclosure of non-cash financing and investing activities:
Fair value of underwriting purchase option included in offering costs	$4,593,567
Deferred transaction costs incurred	164,540
Deferred underwriting fee	7,500,000
Accrued interest held in trust account	913,300

Cash Paid for:
Interest	3,424
Income Taxes	—

See notes to consolidated financial statements

GLOBAL BPO SERVICES CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

Global BPO Services Corp. (the “Company”), was incorporated in Delaware on June 26, 2007 as a blank check development stage company to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination (each a “Business Combination”) one or more domestic or international operating businesses in the business process outsourcing industry.

As of December 31, 2007, the Company had not yet commenced any operations. All activity through December 31, 2007 relates to the Company’s formation and the public offering as well as activities to identify a suitable business combination as described below.

The Company consummated its initial public offering (the “Offering”) which is discussed in Note 3. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully consummate a Business Combination. Upon the closing of the Offering, 98.5% of the proceeds were deposited in a trust account (“Trust Account”) and invested only in “government securities” or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of a first Business Combination or (ii) liquidation of the Company. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares issued in the Offering vote against the proposed Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The Company’s Founding Stockholders (as defined below) will not have such conversion rights with respect to any shares of common stock owned by them. All of the Company’s stockholders prior to the Offering, including all of the officers, including the Company’s former chief financial officer, directors and members of the strategic advisory council of the Company (“Founding Stockholders”), have agreed to vote their founding and open market purchases of shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder, other than a Founding Stockholder, who voted against the Business Combination, may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the proposed consummation of the Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. For consolidated financial statements purposes the Company has presented the maximum potential payments to dissenting shareholders of $73,874,992 as common stock subject to possible conversion in the accompanying balance sheet representing a maximum of 9,374,999 common shares that could elect to convert their shares and still have a transaction able to be consummated. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Founding Stockholders.

The Company’s second amended and restated certificate of incorporation provides for the Company’s common stock to have a par value of $0.001 per share and, on June 29, 2007, the Company issued 100 shares to its Chairman of the Board of Directors, Chief Executive Officer, President and Interim Chief Financial Officer.

On July 9, 2007, the Company issued a further 8,984,274 shares to its Founding Stockholders for a combined total capital contribution of $50,000 for the two issuances. The Company’s second amended and restated certificate of incorporation states that a mandatory dissolution of the Company and subsequent liquidation of the funds held in the Trust Account will occur in the event that the Company does not consummate a Business Combination within 24 months from the date of the prospectus relating to the Offering. It also provides that 24 months from the date of the prospectus related to the Offering, the Company’s corporate existence will cease. Since the underwriters’ over-allotment option was not exercised, 1,171,874 shares issued to the Founding Stockholders were redeemed on November 19, 2007 for $6,561. In the event of dissolution and liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 3). The second amended and restated certificate of incorporation was filed on October 17, 2007 and authorizes 1,000,000 shares of preferred stock and 119,000,000 shares of common stock,

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Global BPO Security Corporation. The Company has been formed as a special purpose acquisition company with the purpose to acquire a company operating in the business process outsourcing industry. All intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

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

Equipment

Equipment consists of computer equipment and is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful life of three years. Repairs and maintenance are expensed as incurred.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Deferred income taxes are not material as of December 31, 2007.

Deferred Transaction Costs

Costs related to proposed acquisitions are capitalized and will be expensed in the event the acquisition does not occur.

Earnings Per Common Share

Basic earnings per share is computed by dividing net income for the period applicable to common stock by the weighted average common shares outstanding during the period.

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has issued 38,750,000 warrants to purchase common stock at an exercise price of $6.00 per share. In the addition, the Company issued an option to purchase 1,562,500 units at $9.60 per unit to its underwriter in the Offering. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $7.20 per share. The shares issuable upon exercise of the warrants and the underwriters unit purchase option have been excluded from the calculation of dilutive earning per share since the warrants and the underwriters unit purchase option are exercisable commencing the later of one year or the completion of a business combination and this contingency has not been resolved.

Basic net income per share subject to possible conversion is calculated by dividing accretion of the Trust Account relating to common stock subject to possible conversion by the 9,374,999 shares of common stock subject to possible conversion.

$3,250,000 of interest income net of taxes payable on all interest earned on the Trust Account may be first withdrawn for working capital purposes. As of December 31, 2007, the withdrawal limit for working capital had not been met, therefore no accretion to the Trust Account occurred during fiscal 2007. As a result, no income in fiscal 2007 was allocated to common stockholders subject to possible conversion for purposes of computing earnings per share.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS No. 157 is not expected to have a material impact on our financial position results of operation or cash flows.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business combinations: (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Adoption is prospective and early adoption is not permitted. Adoption of SFAS No. 141R will not impact our accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, we expect our accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends ARB 151 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way, as equity in the financial statements and eliminates the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. We are currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on our results of operations and financial condition.

NOTE 3. PUBLIC OFFERING

In the Offering, the Company issued 31,250,000 units (“Units”) at a price of $8.00 per Unit. Proceeds from the Offering totaled approximately $231,245,000, which was net of approximately $18,505,000 in underwriting fees and other expenses related to the Offering and $250,000 in working capital. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the consummation of a Business Combination with a target business or one year from the effective date of the Company’s registration statement relating to the Offering and expiring four years from October 17, 2007, the effective date of the Company’s registration statement. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, if, and only if, the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption. The Company may not redeem the Warrants unless the Warrants and the shares of common stock underlying the Warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption. In no event will the registered holders of a Warrant be entitled to receive a net cash settlement, stock or other consideration in lieu of physical settlement in shares of the Company’s common stock.

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

The Company believes the purchase price of $1.00 per warrant for the private placement warrants represents the fair value of such warrants on the date of purchase and accordingly no compensation expense was recognized with respect to the issuance of the founder warrants.

The Company sold the Units issued in the Offering to its underwriters at a price per share equal to $7.44 (a discount of $0.56 per share), resulting in an aggregate underwriting discount to its underwriters of $17,500,000. The Company also sold to its underwriters, for $100, an option to purchase up to a total of 1,562,500 units. The units issuable upon exercise of this option are identical to those issued in the Offering, except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the warrants included in the units sold in the Offering). This option is exercisable at $9.60 per unit, commencing on the later of the consummation of a Business Combination and one year from October 17, 2007 and expiring four years from October 17, 2007. The option and the 1,562,500 units, the 1,562,500 shares of common stock and the 1,562,500 warrants underlying such units, and the 1,562,500 shares of common stock underlying such warrants, have been deemed compensation by the FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the effective date of the registration statement except to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. The option and its underlying securities have been registered under the registration statement of which the Company’s final prospectus forms a part. The Company will have no obligation to net cash settle the exercise of the option or the warrants underlying the option. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend, recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below the exercise price of the warrants included in the option. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $4.6 million using an expected life of four years, volatility of 48.84% and a risk-free interest rate of 3.98%. The expected volatility of approximately 48.84% was estimated by management based on an evaluation of the historical volatilities of public entities in the business process outsourcing industry. The Company has no trading history, and as a result it is not possible to value this option based on historical trades. Management believes that this volatility is a reasonable benchmark to use in estimating the value of this option. The actual volatility of this option will depend on many factors that cannot be precisely valued. The Company accounted for the fair value of the option as an expense of the public offering resulting in a charge directly to stockholders’ equity with a corresponding increase to additional paid-in-capital.

NOTE 4. ISSUE OF FOUNDERS’ SHARES

In June and July 2007, the Company issued a total of 8,984,374 shares of common stock to its Founding Stockholders (which included 1,171,874 shares that were subject to redemption by the Company in the event that the underwriters’ over-allotment option was not exercised), some of whom are also officers and directors of the Company, for total cash proceeds of $50,000. Since the underwriters’ over-allotment option was not exercised, the Company redeemed a total of 1,171,874 shares from its Founding Stockholders on November 17, 2007 at cost for $6,561.

NOTE 5. COMMITMENTS

The Company utilizes certain administrative services and office space provided by Trillium Capital LLC, an entity affiliated with the Company’s Chairman of the Board of Directors Chief Executive Officer, President and Interim Chief Financial Officer. The Company commenced paying such affiliate $10,000 per month for such services commencing immediately following the Offering.

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters. Pursuant to the Underwriting Agreement, the Company was obligated to the underwriter for certain fees and expenses related to the Offering, including underwriters’ discounts of $17,500,000. The Company paid $10,000,000 of the underwriting discount upon closing of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $7,500,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included in the accompanying consolidated balance sheet at December 31, 2007.

NOTE 6. NOTES PAYABLE—STOCKHOLDERS

On June 29, 2007, pursuant to promissory notes of the same date, certain of the Company’s officers and directors provided a $200,000 loan, bearing interest at an annual rate of 5% compounded semi annually, to the Company, which, together with accrued interest on the loan, was repaid from the proceeds of the Offering on October 31, 2007. The proceeds of the notes payable were used to pay certain offering expenses and start up related costs. These notes payable and associated interest of $3,424 have been paid in full and retired as of December 31, 2007.

NOTE 7. INCOME TAX

Provision for income taxes for the period from June 26, 2007 (inception) to December 31, 2007 consists of:

Current
Federal	$580,000
State	180,000

Total	$760,000

The Company’s effective tax rate of 40.5% approximates the federal statutory tax rate of 34% and 6.5% for state taxes, net of the federal benefit. Deferred income taxes for the period were not material.

NOTE 8. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	June 26, 2007 (date of inception) to June 30, 2007	Three months ended September 30, 2007	Three months ended December 31, 2007
PERIOD ENDED DECEMBER 31, 2007
Interest income	$—	$—	$2,119,427
Operating expenses:
Interest expense to certain founding stockholders	55	2,520	849
Administrative fees paid to Trillium Capital LLC	—	—	22,633
Formation, general and administrative expense	6,914	8,570	200,992

Total operating expenses	6,969	11,090	224,474

Income (loss) before income taxes	(6,969)	(11,090)	1,894,953
Provision for income taxes	—	—	760,000

Net income (loss)	$(6,969)	$(11,090)	$1,134,953

Weighted average common shares outstanding—basic and diluted	100	8,203,133	25,093,411
Basic and diluted net income (loss) per share	$(69.69)	$(0.00)	$0.05

NOTE 9. SUBSEQUENT EVENTS

On January 27, 2008, the Company entered into an Agreement and Plan of Merger, with Stream Holdings Corporation (“Stream”). The Company has agreed to pay $225,800,000 subject to certain adjustments for working capital, for 100% ownership of Stream. The purchase price will be paid (based upon Stream’s outstanding balances as of January 31, 2008) by a combination of the assumption or replacement of certain existing debt and capital leases totaling approximately $85,000,000, cash payments of approximately $126,300,000 and the issuance of approximately 1.8 million units, each consisting of a share of the Company’s common stock and a warrant to purchase a share of the Company’s common stock at a strike price of $6.00 per share, valued at $14,500,000 in the transaction. The purchase price is subject to increase based on the timing of the closing. On closing of the transaction, $7,500,000 of deferred underwriting fees from the Company’s Offering (see Note 3) due to Deutsche Bank Securities Inc. and Robert W. Baird & Company will also be paid.

The closing of the transaction is subject to customary closing conditions, including the approval of the holders of the majority of outstanding shares of common stock of the Company issued in the Offering (See Note 1). It is also subject to holders of less than 30% of the Company’s shares of common stock issued in the Offering electing to exercise their conversion rights. Upon closing of the transaction, the Company expects to change its name to Stream Global Services, Inc.

On February 11, 2008, the Company entered into a commitment letter with PNC Bank, National Association (“PNC ”) for $108, 700,000 in debt financing in connection with its proposed acquisition of Stream. PNC has committed to provide $30,000,000 of the credit facility and to use its best efforts to syndicate the reminder to a combination of existing and new lenders, subject to various closing conditions including the Stream transaction described above. Of this financing, up to $100,000,000 would be a senior secured revolving credit facility under which borrowing availability will be based on, among other things, eligible accounts receivable of Stream. The credit facility will have a five year maturity from the closing of the proposed acquisition of Stream. In addition, PNC will provide to Stream a senior secured domestic term loan of up to $5,810,000 on a senior secured basis and a foreign term loan of up to $2,886,000 on a senior secured basis in connection with the transaction.