Form 10-Q
period 2008-03-31
Global BPO Services Corp
filed 2008-05-05
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer ☒

Smaller reporting company  ☐    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,062,500 shares of common stock, par value $.001 per share, as of April 30, 2008.

GLOBAL BPO SERVICES CORP.

Global BPO Services Corp.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

as of March 31, 2008

and December 31, 2007

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS:
Current Assets:
Cash and cash equivalents	$2,592,774	$1,161,406
Cash and cash equivalents held in trust account	245,862,033	246,300,000
Accrued interest held in trust account	595,397	913,300
Prepaid expenses	229,920	151,183

Total current assets	249,280,124	248,525,889
Equipment, net of accumulated depreciation of $5,304 and $1,658	35,937	27,350
Deferred transaction costs	1,422,929	164,540

TOTAL ASSETS	$250,738,990	$248,717,779

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Deferred underwriting fee	$7,500,000	$7,500,000
Accounts payable and accrued expenses	1,305,913	302,709
Accrued income taxes	575,740	760,000

Total current liabilities	9,381,653	8,562,709

Common stock subject to possible conversion (9,374,999 shares at conversion value)	73,905,340	73,874,992

Commitments (Note 5)

Stockholders’ Equity:
Preferred stock, par value $.001 per share, 1,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.001 per share, 119,000,000 shares authorized; 29,687,501 shares issued and outstanding (excluding 9,374,999 shares subject to possible conversion) at March 31, 2008 and December 31, 2007	29,688	29,688
Additional paid-in-capital	165,103,148	165,133,496
Retained earnings accumulated in development stage	2,319,161	1,116,894

Total stockholders’ equity	167,451,997	166,280,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$250,738,990	$248,717,779

See Notes to Consolidated Financial Statements

Global BPO Services Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2008	For the period from June 26, 2007 (date of inception) through March 31, 2008
Interest Income	$2,139,491	$4,258,918
Expenses:
Formation, general and administrative expenses	237,224	453,700
Administrative fees paid to Trillium Capital LLC.	30,000	52,633
Interest expense to certain founding stockholders	—	3,424

Total expenses	267,224	509,757

Income before provision for income taxes	1,872,267	3,749,161
Provision for income taxes	670,000	1,430,000

Net income for the period	$1,202,267	$2,319,161
Accretion of trust account relating to common stock subject to possible conversion	(30,348)	(30,348)

Net income attributable to common stockholders	$1,171,919	$2,288,813

Weighted average common shares outstanding subject to possible conversion	9,374,999

Basic and diluted net income per share subject to possible conversion	$.00

Weighted average common shares outstanding – basic and diluted	29,687,501

Earnings per share – basic and diluted	$.04

See Notes to Consolidated Financial Statements

GLOBAL BPO SERVICES CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from June 26, 2007 (date of inception) to March 31, 2008

(unaudited)

	Common Stock		Additional	Retained Earnings Accumulated in the Development
	Shares	Amount	Paid-in-Capital	Stage	Total
Issuance of common stock to founding stockholders	8,984,374	$8,984	$41,016	$—	$50,000
Proceeds from sale of underwriters purchase option	—	—	100	—	100
Proceeds from issuance of warrants to founding stockholders	—	—	7,500,000	—	7,500,000
Sale of 31,250,000 units through public offering net of underwriters’ discount of $17,500,000 and offering expenses of $1,005,363 and net of $73,874,992 proceeds allocable to 9,374,999 shares of common stock subject to possible conversion	21,875,001	21,875	157,597,770	—	157,619,645
Common shares repurchased from founding stockholders	(1,171,874)	(1,171)	(5,390)	—	(6,561)
Net income for the period from June 26, 2007 to December 31, 2007	—	—	—	1,116,894	1,116,894

Balance at December 31, 2007	29,687,501	29,688	165,133,496	1,116,894	166,280,078
Net income for the three month period ended March 31, 2008	—	—	—	1,202,267	1,202,267
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(30,348)	—	(30,348)

Balance at March 31, 2008	29,687,501	$29,688	$165,103,148	$2,319,161	$167,451,997

See Notes to Consolidated Financial Statements

GLOBAL BPO SERVICES CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2008	For the period from June 26, 2007 (date of inception) to March 31, 2008
Cash flows from operating activities:
Net income for the period	$1,202,267	$2,319,161
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,646	5,304
Interest income	(2,139,491)	(4,258,918)
Changes in working capital related items:
Prepaid expenses	(78,737)	(229,920)
Accounts payable, accrued expenses and accrued income taxes	(439,445)	458,724

Net cash used in operating activities	(1,451,760)	(1,705,649)

Cash flows from investing activities:
Purchase of equipment, net	(12,233)	(41,241)
Cash contributed to trust account	—	(246,300,000)
Interest income on cash and cash equivalents	2,457,394	3,663,521
Reinvestment of interest income	(2,457,394)	(3,663,521)
Withdrawal from trust account for working capital purposes	2,895,361	4,101,488

Net cash provided by (used in) investing activities	2,883,128	(242,239,753)

Cash flows from financing activities:
Proceeds from issuance of common stock to founding stockholders	—	50,000
Proceeds from notes payable to stockholders	—	200,000
Repayment of notes payable to stockholders	—	(200,000)
Proceeds from issuance of warrants to founding stockholders	—	7,500,000
Proceeds from sale of underwriters’ purchase option	—	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	—	73,874,992
Re-purchase of common shares from founding stockholders	—	(6,561)
Net proceeds from sale of units through public offering	—	165,119,645

Net cash provided by financing activities	—	246,538,176

Net increase in cash and cash equivalents	1,431,368	2,592,774
Cash and cash equivalents, beginning of period	1,161,406	—

Cash and cash equivalents, end of period	$2,592,774	$2,592,774

Supplemental disclosure of non-cash financing and investing activities:
Deferred transaction costs incurred	$1,258,389	$1,422,929
Accrued interest held in trust account	$(317,903)	$595,397
Fair value of underwriting purchase option included in offering costs	$—	$4,593,567
Deferred underwriting fee	$—	$7,500,000
Accretion of trust account relating to common stock subject to possible conversion	$30,348	$30,348
Cash paid for:
Income Taxes	$840,456	$840,456
Interest	$—	$3,424

See Notes to Consolidated Financial Statements

GLOBAL BPO SERVICES CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

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

As of March 31, 2008, the Company had not yet commenced any operations. All activity through March 31, 2008 relates to the Company’s formation and the public offering as well as activities to identify a suitable business combination as described below.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder, other than a Founding Stockholder, who voted against the Business Combination, may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the proposed consummation of the Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. For consolidated financial statements purposes the Company has presented the maximum potential payments to dissenting shareholders of $73,905,340 at March 31, 2008 as common stock subject to possible conversion in the accompanying balance sheet representing a maximum of 9,374,999 common shares that could elect to convert their shares and still have a transaction able to be consummated. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Founding Stockholders.

The Company’s second amended and restated certificate of incorporation provides for the Company’s common stock to have a par value of $0.001 per share and, on June 29, 2007, the Company issued 100 shares to its Chairman of the Board of Directors, Chief Executive Officer, President and Interim Chief Financial Officer. On July 9, 2007, the Company issued a further 8,984,274 shares to its Founding Stockholders for a combined total capital contribution of $50,000 for the two issuances. The Company’s second amended and restated certificate of incorporation states that a mandatory dissolution of the Company and subsequent liquidation of the funds held in the Trust Account will occur in the event that the Company does not consummate a Business Combination within 24 months from the date of the prospectus relating to the Offering. It also provides that 24 months from the date of the prospectus related to the Offering, the Company’s corporate existence will cease. Since the underwriters’ over-allotment option was not exercised, 1,171,874 shares issued to the Founding Stockholders were redeemed on November 19, 2007 for $6,561. In the event of dissolution and liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 3). The second amended and restated certificate of incorporation was filed on October 17, 2007 and authorizes 1,000,000 shares of preferred stock and 119,000,000 shares of common stock.

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

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Deferred income taxes are not material as of March 31, 2008.

Deferred Transaction Costs

Costs related to proposed acquisitions are capitalized and will be expensed in the event the acquisition does not occur.

Earnings Per Common Share

Basic earnings per share is computed by dividing net income for the period applicable to common stock by the weighted average common shares outstanding during the period.

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has issued 38,750,000 warrants to purchase common stock at an exercise price of $6.00 per share. In addition, the Company issued an option to purchase 1,562,500 units at $9.60 per unit to its underwriter in the Offering. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $7.20 per share. The shares issuable upon exercise of the warrants and the underwriters’ unit purchase option have been excluded from the calculation of dilutive earning per share since the warrants and the underwriters’ unit purchase option are exercisable commencing the later of one year or the completion of a business combination and this contingency has not been resolved.

Basic net income per share subject to possible conversion is calculated by dividing accretion of the Trust Account relating to common stock subject to possible conversion by the 9,374,999 shares of common stock subject to possible conversion.

$3,250,000 of interest income, net of taxes payable, on all interest earned on the Trust Account may be first withdrawn for working capital purposes. As of March 31, 2008, the withdrawal limit for working capital has been met; therefore accretion to the trust account in the amount of $30,348 was allocated to common stockholders subject to possible conversion for purposes of computing earnings per share.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business combinations: (“SFAS No. 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. Adoption is prospective and early adoption is not permitted. Adoption of SFAS No. 141R will not impact the Company’s accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, the Company expects its accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends ARB 151 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way, as equity in the financial statements and eliminates the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its results of operations and financial condition.

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

The Company sold the Units issued in the Offering to its underwriters at a price per share equal to $7.44 (a discount of $0.56 per share), resulting in an aggregate underwriting discount to its underwriters of $17,500,000. The Company also sold to its underwriters, for $100, an option to purchase up to a total of 1,562,500 units. The units issuable upon exercise of this option are identical to those issued in the Offering, except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the warrants included in the units sold in the Offering). This option is exercisable at $9.60 per unit, commencing on the later of the consummation of a Business Combination and one year from October 17, 2007 and expiring four years from October 17, 2007. The option and the 1,562,500 units, the 1,562,500 shares of common stock and the 1,562,500 warrants underlying such units, and the 1,562,500 shares of common stock underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the effective date of the registration statement except to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. The option and its underlying securities have been registered under the registration statement of which the Company’s final prospectus forms a part. The Company will have no obligation to net cash settle the exercise of the option or the warrants underlying the option. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend, recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below the exercise price of the warrants included in the option. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $4.6 million using an expected life of four years, volatility of 48.84% and a risk-free interest rate of 3.98%. The expected volatility of approximately 48.84% was estimated by management based on an evaluation of the historical volatilities of public entities in the business process outsourcing industry. The Company had no trading history, and as a result it was not possible to value this option based on historical trades. Management believes that this volatility is a reasonable benchmark to use in estimating the value of this option. The actual volatility of this option will depend on many factors that cannot be precisely valued. The Company accounted for the fair value of the option as an expense of the public offering resulting in a charge directly to stockholders’ equity with a corresponding increase to additional paid-in-capital.

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

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters. Pursuant to the Underwriting Agreement, the Company was obligated to the underwriter for certain fees and expenses related to the Offering, including underwriters’ discounts of $17,500,000. The Company paid $10,000,000 of the underwriting discount upon closing of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $7,500,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included in the accompanying consolidated balance sheet at March 31, 2008.

NOTE 6. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,592,774	$2,592,774	$—	$—
Cash and cash equivalents held in trust	245,862,033	245,862,033	—	—

Total	$248,454,807	$248,454,807	$—	$—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the trust account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the consolidated balance sheets for other current assets and accounts payable and accrued expenses approximate fair value due to their short-term maturities.

NOTE 7. INCOME TAX

Provision for income taxes for the three months ended March 31, 2008 consists of:

Current
Federal	$651,000
State	19,000

Total	$670,000

The Company’s effective tax rate of 35.8% approximates the federal statutory tax rate of 34% and 1.8% for state taxes, net of the federal benefit. Deferred income taxes for the period were not material.

NOTE 8. AGREEMENT TO ACQUIRE STREAM HOLDINGS CORPORATION

On January 27, 2008, the Company entered into an Agreement and Plan of Merger with Stream Holdings Corporation (“Stream”). The Company has agreed to pay $225,800,000 subject to certain adjustments for working capital, for 100% ownership of Stream. The purchase price will be paid (based upon Stream’s outstanding balances as of March 31, 2008) by a combination of the assumption or replacement of certain existing debt and capital leases totaling approximately $85,000,000, cash payments of approximately $126,300,000 and the issuance of approximately 1.8 million units, each consisting of a share of the Company’s common stock and a warrant to purchase a share of the Company’s common stock at a strike price of $6.00 per share, valued at $14,500,000 in the transaction. The purchase price is subject to increase based on the timing of the closing. On closing of the transaction, $7,500,000 of deferred underwriting fees from the Company’s Offering (see Note 3) due to Deutsche Bank Securities Inc. and Robert W. Baird & Company will also be paid.

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

NOTE 9. BANK COMMITMENT LETTER

On February 11, 2008, the Company entered into a commitment letter with PNC Bank, National Association (“PNC”) for $108,700,000 in debt financing in connection with its proposed acquisition of Stream. PNC has committed to provide $30,000,000 of the credit facility and to use its best efforts to syndicate the reminder to a combination of existing and new lenders, subject to various closing conditions including the Stream transaction described above. Of this financing, up to $100,000,000 would be a senior secured revolving credit facility under which borrowing availability will be based on, among other things, eligible accounts receivable of Stream. The credit facility will have a five year maturity from the closing of the proposed acquisition of Stream. In addition, PNC will provide to Stream a senior secured domestic term loan of up to $5,810,000 on a senior secured basis and a foreign term loan of up to $2,886,000 on a senior secured basis in connection with the transaction.

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

Results of Operations

Our entire activity for the three months ended March 31, 2008 has been to seek out potential acquisition targets following our initial public offering. During the three month period, we have received interest income of $2,129,597 from the funds held in trust from our initial public offering or IPO. In addition, we withdrew $840,456 from the trust account during the first quarter of 2008 related to income tax payments. We expect to utilize the interest income received from the trust account to be used for working capital purposes. For the three months ended March 31, 2008, our net income was $1,202,267. For the three months ended March 31, 2008, we incurred expenses of $267,244, which consisted of general and administration costs (primarily legal and accounting fees, travel and other operating costs and fees paid to Trillium for certain administrative services, including facility rent, totaling $30,000). Our officers and directors do not receive any compensation from us until we have completed our initial business combination. We also provided a provision for income taxes of $670,000 related to our income during the three months.

On January 27, 2008, we entered into a merger agreement with Stream. We have agreed to pay $225.8 million, subject to certain adjustments for working capital, for 100% ownership of Stream.

Liquidity and Capital Resources

On October 23, 2007, we completed our IPO of 31,250,000 units. Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at a price of $6.00. As of March 31, 2008, we had cash and cash equivalents of $248,454,807, of which $245,862,033 was held in trust. Interest from the trust of $3,250,000 has been paid to us as of March 31, 2008, for working capital purposes. As of March 31, 2008, we had $2,592,774 of available cash for working capital purposes. We believe our cash available for working capital will be sufficient to cover our working capital needs for the next twelve months and that the available funds from the trust account will provide sufficient funds to complete our efforts to effect an initial business combination with an operating business within the required 24 months from October 17, 2007.

We have entered into a commitment letter with Stream’s existing bank lender PNC for credit facilities totaling approximately $108,700,000 that would become effective upon the closing of the merger. PNC has committed to provide $30,000,000 of the financing and to use its best efforts to syndicate the remainder to a combination of existing and new lenders to Stream, subject to various closing conditions. Of this financing, up to $100,000,000 would be a senior secured revolving credit facility under which borrowing availability will be based on, among other things, Stream’s eligible accounts receivable. The balance of the financing would consist of a senior secured domestic term loan of up to $5,810,000 and a senior secured foreign term loan of up to $2,886,000. The financing facilities would have a five-year term from the date of the closing of the Stream transaction. Outstanding balances under the credit facility would bear interest at LIBOR plus a margin ranging from LIBOR plus 200 to 250 basis points and the term loans would bear interest at LIBOR plus 275 to 325 basis points based on the combined company’s fixed charge coverage ratio. The balance outstanding under Stream’s existing credit facility and term loans (approximately $72,400,000 at March 31, 2008) would be assumed as part of the new revolving credit and term debt facility. Assuming that we close the financing contemplated by the PNC commitment letter and use a portion thereof to repay Stream’s outstanding bank debt and senior subordinated debt at the closing, we expect we will have approximately $120,000,000 of cash available at the closing for working capital, including to pay cash to stockholders who vote against the merger and elect to convert their shares into a pro rata share of the trust fund.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space and general and administrative services payable to Trillium an entity affiliated with our chairman, chief executive officer, president and interim chief financial officer. We began incurring this fee on October 23, 2007, and will continue to incur this fee monthly at least until the completion of our initial business combination.

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

Item 4T.	Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this quarterly report on Form 10-Q and in any other public statements we make may turn out to be wrong. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

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

Net proceeds of $246,300,000 from the private placement of our founder warrants and the IPO were deposited into a trust account at Banc of America LLC, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $7,500,000 of underwriters’ deferred discount. Up to $3,250,000 of the interest earned on the trust account (net of taxes payable on all interest income earned on the trust account) has been released to us to cover working capital requirements. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning 10% or more of our equity securities, or any of our other affiliates.

We incurred actual costs in connection with our IPO approximately as follows:

Initial Trustees’ and escrow agent fee	$13,000
Legal fees and expenses	594,000
Printing and engraving expenses	94,000
Accounting fees and expenses	74,500
SEC registration fee	16,000
FINRA filing fee	53,000
AMEX listing fees and expenses	70,000
Miscellaneous	90,500

Total	$1,005,000

From October 17, 2007 through March 31, 2008, we incurred additional expenses of $456,465, which consists of director and officer insurance and other insurance, legal and accounting fees unrelated to our IPO, and general and administrative costs (including travel and costs related to searching for an acquisition target). We also incurred $52,633of expenses paid to Trillium, for our office space and administrative services through March 31, 2008. We incurred $203,424 for repayment of the notes payable and related interest to R. Scott Murray, Lloyd Linnell, Kevin T. O’Leary and Paul Joubert (certain of our founding stockholders), which loans were repaid in full, with interest, and cancelled. We also incurred $41,241 for the purchase of equipment and $1,422,929 related to deferred transaction costs for due diligence work and professional fees for our proposed acquisition of Stream. We also accrued an income tax provision of $1,430,000 for the period from October 17, 2007 to March 31, 2008.

As of March 31, 2008, the net remaining proceeds from the IPO and private placement of our founder warrants including interest earned on the net proceeds and after deducting the underwriting discounts and commissions, the offering expenses and all other expenditures through March 31, 2008, were approximately $249,050,204, which consists of $2,592,774 of cash held outside the trust account and $245,862,033 held in the trust account and accrued interest of $595,397, that was transferred to the trust account after March 31, 2008.

Payments of expenses were to persons other than our directors or officers (or their associates), persons owning 10% or more of our equity securities, or our affiliates, except with respect to the repayment of the promissory notes on October 31, 2007.

Item 6.	Exhibits.

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL BPO SERVICES CORP.

Date: May 5, 2008	/s/ R. Scott Murray
R. Scott Murray
Chairman, Chief Executive Officer, President and Interim Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Exhibits Index

Exhibit Number

2.1(1)	Agreement and Plan of Merger, dated as of January 27, 2008, among Global BPO Services Corp., River Acquisition Subsidiary Corp. and Stream Holdings Corporation

10.1(2)	Agreement, dated February 11, 2008, by and among Global BPO Services Corp., PNC Bank, National Association and PNC Capital Markets LLC

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer and Interim Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Interim Chief Financial Officer.

*	Filed herewith
(1)	Incorporated to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.
(2)	Incorporated to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2008.