Form 10-Q
period 2008-06-30
Stream Global Services, Inc.
filed 2008-08-14
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33385

STREAM GLOBAL SERVICES, INC.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,115,721 shares of common stock, par value $.001 per share, as of August 14, 2008.

STREAM GLOBAL SERVICES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations for the period from June 26, 2007 (date of inception) through June 30, 2008 and for the three and six months ended June 30, 2008	4

Consolidated Statement of Stockholders’ Equity for the period from June 26, 2007 (date of inception) through June 30, 2008	5

Consolidated Statements of Cash Flows for the period from June 26, 2007 (date of inception) through June 30, 2008 and for the six months ended June 30, 2008	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	16

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(A Development Stage Company)

as of June 30, 2008

and December 31, 2007

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS:
Current Assets:
Cash and cash equivalents	$2,167,702	$1,161,406
Cash and cash equivalents held in trust account	247,311,350	246,300,000
Accrued interest held in trust account	431,069	913,300
Prepaid expenses	147,721	151,183

Total current assets	250,057,842	248,525,889
Property and equipment, net of accumulated depreciation of $10,453 and $1,658	43,982	27,350
Deferred transaction costs	2,564,029	164,540

TOTAL ASSETS	$252,665,853	$248,717,779

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Deferred underwriting fee	$7,500,000	$7,500,000
Accounts payable and accrued expenses	2,172,991	302,709
Accrued income taxes	975,740	760,000

Total current liabilities	10,648,731	8,562,709

Common stock subject to possible conversion (9,374,999 shares at conversion value)	74,162,494	73,874,992

Commitments (Note 5)

Stockholders’ Equity:
Preferred stock, par value $.001 per share, 1,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.001 per share, 119,000,000 shares authorized; 29,687,501 shares issued and outstanding (excluding 9,374,999 shares subject to possible conversion) at June 30, 2008 and December 31, 2007	29,688	29,688
Additional paid-in-capital	164,845,995	165,133,496
Retained earnings	2,978,945	1,116,894

Total stockholders’ equity	167,854,628	166,280,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$252,665,853	$248,717,779

See Notes to Consolidated Financial Statements

STREAM GLOBAL SERVICES, INC

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2008	For the six months ended June 30, 2008	For the period from June 26, 2007 (date of inception) through June 30, 2008
Interest income	$1,347,008	$3,486,499	$5,605,926
Expenses:
Formation, general and administrative expenses	257,224	494,448	710,924
Administrative fees paid to Trillium Capital LLC.	30,000	60,000	82,633
Interest expense to certain founding stockholders	—	—	3,424

Total expenses	287,224	554,448	796,981

Income before provision for income taxes	1,059,784	2,932,051	4,808,945
Provision for income taxes	400,000	1,070,000	1,830,000

Net income for the period	$659,784	$1,862,051	$2,978,945
Accretion of trust account relating to common stock subject to possible conversion	(257,153)	(287,501)	(287,501)

Net income attributable to common stockholders	$402,631	$1,574,550	$2,691,444

Weighted average common shares outstanding subject to possible conversion	9,374,999	9,374,999

Basic and diluted net income per share subject to possible conversion	$.03	$.03

Weighted average common shares outstanding – basic and diluted	29,687,501	29,687,501

Earnings per share – basic and diluted	$.01	$.05

See Notes to Consolidated Financial Statements

STREAM GLOBAL SERVICES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from June 26, 2007 (date of inception) to June 30, 2008

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Retained Earnings	Total
Issuance of common stock to founding stockholders	8,984,374	$8,984	$41,016	$—	$50,000
Proceeds from sale of underwriters purchase option	—	—	100	—	100
Proceeds from issuance of warrants to founding stockholders	—	—	7,500,000	—	7,500,000
Sale of 31,250,000 units through public offering net of underwriters’ discount of $17,500,000 and offering expenses of $1,005,363 and net of $73,874,992 proceeds allocable to 9,374,999 shares of common stock subject to possible conversion	21,875,001	21,875	157,597,770	—	157,619,645
Common shares repurchased from founding stockholders	(1,171,874)	(1,171)	(5,390)	—	(6,561)
Net income for the period from June 26, 2007 to December 31, 2007	—	—	—	1,116,894	1,116,894

Balance at December 31, 2007	29,687,501	29,688	165,133,496	1,116,894	166,280,078
Net income for the six month period ended June 30, 2008	—	—	—	1,862,051	1,862,051
Accretion of Trust Account relating to common stock subject to possible conversion	—	—	(287,501)	—	(287,501)

Balance at June 30, 2008	29,687,501	$29,688	$164,845,995	$2,978,945	$167,854,628

See Notes to Consolidated Financial Statements

STREAM GLOBAL SERVICES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2008	For the period from June 26, 2007 (date of inception) to June 30, 2008
Cash flows from operating activities:
Net income for the period	$1,862,051	$2,978,945
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,795	10,453
Interest income	(3,486,499)	(5,605,926)
Changes in working capital related items:
Prepaid expenses	3,462	(147,721)
Accounts payable, accrued expenses and accrued income taxes	(313,467)	584,702

Net cash used in operating activities	(1,925,658)	(2,179,547)

Cash flows from investing activities:
Purchase of equipment, net	(25,426)	(54,434)
Cash contributed to trust account	—	(246,300,000)
Interest income on cash and cash equivalents	3,968,730	5,174,857
Reinvestment of interest income	(3,968,730)	(5,174,857)
Withdrawal from trust account for working capital purposes (including taxes)	2,957,380	4,163,507

Net cash provided by (used in) investing activities	2,931,954	(242,190,927)

Cash flows from financing activities:
Proceeds from issuance of common stock to founding stockholders	—	50,000
Proceeds from notes payable to stockholders	—	200,000
Repayment of notes payable to stockholders	—	(200,000)
Proceeds from issuance of warrants to founding stockholders	—	7,500,000
Proceeds from sale of underwriters’ purchase option	—	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	—	73,874,992
Re-purchase of common shares from founding stockholders	—	(6,561)
Net proceeds from sale of units through public offering	—	165,119,645

Net cash provided by financing activities	—	246,538,176

Net increase in cash and cash equivalents	1,006,296	2,167,702
Cash and cash equivalents, beginning of period	1,161,406	—

Cash and cash equivalents, end of period	$2,167,702	$2,167,702

Supplemental disclosure of non-cash financing and investing activities:
Deferred transaction costs incurred	$2,399,488	$2,564,028
Accrued interest held in trust account	$(482,231)	$431,069
Fair value of underwriting purchase option included in offering costs	$—	$4,593,567
Deferred underwriting fee	$—	$7,500,000
Accretion of trust account relating to common stock subject to possible conversion	$287,501	$287,501
Cash paid for:
Income Taxes	$840,456	$840,456
Interest	$—	$3,424

See Notes to Consolidated Financial Statements

STREAM GLOBAL SERVICES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

Stream Global Services, Inc. (formerly known as Global BPO Services Corp.) (the “Company”) was incorporated in Delaware on June 26, 2007 as a blank check development stage company to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination (each a “Business Combination”) one or more domestic or international operating businesses in the business process outsourcing industry.

As of June 30, 2008, the Company had not yet commenced any operations. All activity through June 30, 2008 relates to the Company’s formation and public offering as well as activities to identify a suitable business combination as described below. On July 31, 2008, the Company completed its acquisition of Stream Holdings Corporation (“Stream”) and commenced operating activities (see Note 8. Subsequent Events).

The Company consummated its initial public offering (the “Offering”), which is discussed in Note 3 Public Offering, on October 23, 2007. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be applied generally toward consummating a Business Combination. Upon the closing of the Offering, 98.5% of the proceeds were deposited in a trust account (“Trust Account”) and invested only in “government securities” or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of a first Business Combination or (ii) liquidation of the Company. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares issued in the Offering, excluding the Company’s Founding Stockholders (as defined below), vote against the proposed Business Combination and exercise their conversion rights as described below, the Business Combination will not be consummated. The Founding Stockholders will not have such conversion rights with respect to any shares of common stock owned by them. All of the Company’s stockholders prior to the Offering, including all of the officers, including the Company’s former chief financial officer, directors and members of the strategic advisory council of the Company (“Founding Stockholders”), agreed to vote their founding and open market purchases of shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards are no longer applicable.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the proposed consummation of the Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. As of June 30, 2008, the per share amount held in the Trust Account was $7.93. Accordingly, Public Stockholders holding up to 29.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. For the purposes of the Company’s consolidated financial statements, in the accompanying balance sheet, the Company has presented the maximum potential payments to dissenting shareholders of $74,162,494 at June 30, 2008 as common stock subject to possible conversion representing a maximum of 9,374,999 common shares that could elect to convert their shares and while still consummating a Business Combination. Public Stockholders voting against a Business Combination and electing to convert their shares are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Founding Stockholders. As described in Note 8, on July 31, 2008, the Company consummated its acquisition of Stream. In connection therewith holders of 8,946,779 shares of common stock exercised their conversion rights and the Company paid an aggregate of $70,590,086 to such holders.

The Company’s second amended and restated certificate of incorporation was filed on October 17, 2007 and provides for, among other things, the authorization of 1,000,000 shares of preferred stock and 119,000,000 shares of common stock and the mandatory dissolution of the Company and subsequent liquidation of the funds held in the Trust Account in the event that the Company does not consummate a Business Combination within 24 months from the date of the prospectus relating to the Offering. Since the underwriters’ over-allotment option was not exercised, 1,171,874 shares issued to the Founding Stockholders were redeemed on November 19, 2007 for $6,561. On July 31, 2008, the Company filed a third amended and restated certificate of incorporation with the Secretary of State of the State of Delaware that increased the authorized capital stock to 150,000,000 shares, including 1,000,000 shares of preferred stock and 149,000,000 shares of common stock, and changed the Company’s name to Stream Global Services, Inc.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Global BPO Security Corporation. The Company has been formed as a special purpose acquisition company with the purpose to acquire a company operating in the business process outsourcing industry. All intercompany balances have been eliminated upon consolidation. The Company commenced operations on June 26, 2007.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company’s policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds, which are exposed to minimal interest rate and credit risk.

Property and Equipment

Property and equipment consists of computer equipment, software and furniture and is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful life of three years. Repairs and maintenance are expensed as incurred.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Deferred income taxes are not material as of June 30, 2008.

Deferred Transaction Costs

Costs related to proposed acquisitions are capitalized and will be included as part of the purchase price of Stream and the cost to issue the Convertible Preferred Stock (See Note 8. Subsequent Events).

Earnings Per Common Share

Basic earnings per share is computed by dividing net income for the period applicable to common stock by the weighted average common shares outstanding during the period.

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has issued 38,750,000 warrants to purchase common stock at an exercise price of $6.00 per share. In addition, the Company issued an option to purchase 1,562,500 units at $9.60 per unit to its underwriter in the Offering. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $7.20 per share. The shares issuable upon exercise of the warrants and the underwriters’ unit purchase option have been excluded from the calculation of dilutive earning per share because the warrants and the underwriters’ unit purchase option are exercisable only upon the later of October 17, 2008 and the completion of a Business Combination, which contingency had not been resolved as of June 30, 2008. Upon closing of the Convertible Preferred Stock financing, certain of the Founding Stockholders sold 7,500,000 warrants that they purchased for total proceeds of $7,500,000 for $.001 per warrant or $7,500 total, to Ares Corporate Opportunities Fund II, L.P. (“Ares”) (See Note 8. Subsequent Events). In addition, upon the consummation of the Stream acquisition, the underwriters have sold back their option to purchase 1,562,500 units to the Company for $100, which was the original cost (see Note 8. Subsequent Events).

Basic net income per share subject to possible conversion is calculated by dividing accretion of the Trust Account relating to common stock subject to possible conversion by the 9,374,999 shares of common stock subject to possible conversion.

$3,250,000 of interest income, net of taxes payable, on all interest earned on the Trust Account may be first withdrawn for working capital purposes. As of June 30, 2008, the withdrawal limit for working capital has been met; therefore accretion to the trust account in the amount of $257,153 and $287,501 for the three and six months ended June 30, 2008 was allocated to common stockholders subject to possible conversion for purposes of computing earnings per share.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 151 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way, as equity in the financial statements and eliminates the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its results of operations and financial condition.

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

The founder warrants have terms and provisions that are identical to the Warrants sold in the Offering, except that (i) such founder warrants have been placed in escrow and will not be released before, except in limited circumstances, one year from the consummation of an approved Business Combination, (ii) such founder warrants will be non-redeemable as long as the Founding

Stockholders hold them, (iii) such founder warrants are exercisable in the absence of an effective registration statement covering the shares of common stock underlying the warrants, (iv) such founder warrants may be exercised on a cashless basis and (v) such founder warrants are being purchased pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, and will become freely tradable only after they are registered pursuant to a registration rights agreement to be signed upon or prior to the consummation of the Offering. The transfer restriction does not apply to transfers made pursuant to registration or an exemption that are occasioned by operation of law or for estate planning purposes, while remaining in escrow. Subsequent to June 30, 2008, the founder warrants were sold to Ares for $.001 per warrant (see Note 8. Subsequent Events).

The Company believes the purchase price of $1.00 per warrant for the private placement warrants represents the fair value of such warrants on the date of purchase and accordingly no compensation expense was recognized with respect to the issuance of the founder warrants.

The Company sold the Units issued in the Offering to its underwriters at a price per share equal to $7.44 (a discount of $0.56 per share), resulting in an aggregate underwriting discount to its underwriters of $17,500,000. The Company also sold to its underwriters, for $100, an option to purchase up to a total of 1,562,500 units. The units issuable upon exercise of this option are identical to those issued in the Offering, except that the warrants included in the option have an exercise price of $7.20 per share (120% of the exercise price of the warrants included in the units sold in the Offering). This option is exercisable at $9.60 per unit, commencing on the later of the consummation of a Business Combination and one year from October 17, 2007 and expiring four years from October 17, 2007. The option and the 1,562,500 units, the 1,562,500 shares of common stock and the 1,562,500 warrants underlying such units, and the 1,562,500 shares of common stock underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the effective date of the registration statement except to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. The option and its underlying securities have been registered under the registration statement of which the Company’s final prospectus forms a part. The Company will have no obligation to net cash settle the exercise of the option or the warrants underlying the option. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend, recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below the exercise price of the warrants included in the option. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $4.6 million using an expected life of four years, volatility of 48.84% and a risk-free interest rate of 3.98%. The expected volatility of approximately 48.84% was estimated by management based on an evaluation of the historical volatilities of public entities in the business process outsourcing industry. The Company had no trading history, and as a result it was not possible to value this option based on historical trades. Management believes that this volatility is a reasonable benchmark to use in estimating the value of this option. The actual volatility of this option will depend on many factors that cannot be precisely valued. The Company accounted for the fair value of the option as an expense of the public offering resulting in a charge directly to stockholders’ equity with a corresponding increase to additional paid-in-capital. Upon the consummation of the Stream acquisition, the underwriters have sold back their option to purchase 1,562,500 units to the Company for $100, which was the original cost (see Note 8. Subsequent Events).

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

NOTE 5. COMMITMENTS

The Company utilizes certain administrative services and office space provided by Trillium Capital LLC (“Trillium”), an entity affiliated with the Company’s Chairman of the Board of Directors Chief Executive Officer, President and Interim Chief Financial Officer. The Company commenced paying such affiliate $10,000 per month for such services commencing immediately following the Offering. The Company has paid a total of $73,000 as of June 30, 2008 for these services. Effective on the closing of the Stream transaction, Trillium will no longer provide these administrative services and all such activities shall be conducted by the Company.

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters. Pursuant to the Underwriting Agreement, the Company was obligated to the underwriter for certain fees and expenses related to the Offering, including underwriters’ discounts of $17,500,000. The Company paid $10,000,000 of the underwriting discount upon closing of the Offering. The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $7,500,000 will be deferred until consummation of the Business Combination. Accordingly, a deferred underwriting fee comprised of the deferred portion of the underwriting discount is included in the accompanying consolidated balance sheet at June 30, 2008. On the closing of the Stream transaction on July 31, 2008, the underwriters relinquished to the Company $2,500,000 of their deferred underwriting fees. The remaining amount due to the underwriters of $2,781,691 (reduced due to effect of conversion rights exercised by certain Public Stockholders) was paid in cash upon the closing of the Stream acquisition. In addition, the Company has $1,750,000 of contingent advisory fees due to its investment bankers advising on the transactions that became due on the closing.

NOTE 6. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company implemented SFAS No. 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

The adoption of SFAS No. 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair value determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,167,702	$2,167,702	$—	$—
Cash and cash equivalents held in trust	247,311,350	247,311,350	—	—

Total	$249,479,052	$249,479,052	$—	$—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the trust account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the consolidated balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

NOTE 7. INCOME TAX

Provision for income taxes for the three and six months ended June 30, 2008 consists of:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Federal income tax - current	$390,000	$1,040,000
State income tax - current	10,000	30,000

Total	$400,000	$1,070,000

The Company’s effective tax rate of 35.8% approximates the federal statutory tax rate of 34% and 1.8% for state taxes, net of the federal benefit. Deferred income taxes for the period were not material.

NOTE 8. SUBSEQUENT EVENTS

On July 31, 2008 the Company acquired 100% ownership of Stream for $200,000,000. The purchase price was paid by a combination of cash consideration and the assumption of certain existing debt and capital leases. On closing of the Stream transaction, $2,781,691 of deferred underwriting fees from the Company’s Offering (see Note 3. Public Offering) due to Deutsche Bank Securities Inc. and Robert W. Baird & Company were paid in cash. In addition, the Company will pay its various investment banking advisors a total of $2,000,000 ($1,750,000 of which was contingent upon the closing of the Stream transaction) due and related to the close of the Stream transaction, of which $250,000 has been accrued related to the delivery of the fairness opinion as of June 30, 2008. In connection therewith, holders of 8,946,779 shares of common stock exercised their conversion rights and the Company paid an aggregate of $70,590,086 to such holders.

On July 31, 2008, the Company, as Guarantor, entered into the Fourth Amended and Restated Revolving Credit Term Loan and Security Agreement with PNC Bank, National Association (“PNC” as Lender and as Agent), PNC Capital Markets LLC (as Lead Arranger), Stream (as Borrowing Agent), and the other Loan Parties signatory thereto (as Loan Parties) (the “Credit Agreement”). The Credit Agreement amends and restates Stream’s existing credit facility with PNC, providing for an increase in the revolving credit from $86.0 million to $100.0 million, extending the maturity date and providing for the Company as a guarantor. The Credit Agreement does not otherwise materially change the terms of Stream’s existing credit facility. This financing is comprised of a $100.0 million senior secured revolving credit facility under which borrowing availability will be based on, among other things, the Borrowers’ (as defined in the Credit Facility) eligible billed and unbilled accounts receivable, a senior secured domestic term loan of approximately $5.294 million, and a senior secured foreign term loan of approximately $2.515 million. The financing facilities have a five-year term. Outstanding balances under the revolving credit facility will bear interest at either LIBOR plus a margin ranging from 200 to 250 basis points or at the base rate plus a margin ranging from 0 to 25 basis points. The term loans will bear interest at LIBOR plus a margin ranging from 275 to 325 basis points or at the base rate plus a margin ranging from 25 to 75 basis points, in each case based on the combined fixed charge coverage ratio of the Company and Stream. The interest rate is subject to increase under additional circumstances. The balance outstanding under the prior credit facility and term loans continued as part of the new revolving credit and term debt facility. The facility also requires compliance with certain financial covenants. The obligations of the borrowers’ under the facility are secured by certain assets of the borrowers’ and by certain assets of Stream. The guarantee provided by the Company is unsecured.

On August 7, 2008, pursuant to the terms of the Preferred Stock Purchase Agreement, dated June 2, 2008, as amended, by and between the Company and Ares, the Company issued to Ares 150,000 shares of Series A Convertible Preferred Stock of the Company, $0.001 par value per share (the “Convertible Preferred Stock”), for an aggregate purchase price of $150,000,000. The Convertible Preferred Stock is convertible at the option of Ares into shares of common stock of the Company at an initial conversion price of $6.00 per share, subject to adjustment for stock dividends, subdivisions, reclassifications combinations or similar type events.

On August 7, 2008, the Company commenced a tender offer to purchase up to 20,757,046 shares of its common stock with cash at a purchase price of $8.00 per share. However, each of the Company’s current and former officers, directors, strategic advisory council members and Ares have agreed not to tender any of their respective shares in the tender offer. If the tender offer is fully subscribed, the Company will pay $166,056,368 to the tendering stockholders. If more than 20,757,046 shares are tendered, each stockholder shall receive a pro rata portion of the tender amount. The tender offer will be financed by the Company’s existing cash reserves, with approximately $147.5 million of the aggregate consideration paid from the net proceeds of the issuance of Convertible Preferred Stock and the balance from available cash on hand. The tender offer will remain open for twenty business days following commencement, unless extended at the discretion of the Company or in accordance with the law.

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

Results of Operations

Our entire activity for the three and six months ended June 30, 2008 has been to identify potential acquisition targets following our initial public offering. During the six month period, we received $3,486,499 from the funds held in trust from our initial public offering, or IPO, in interest income and for the payment of taxes for the six month period. In addition, we withdrew $889,416 from the trust account during the six month period ended June 30, 2008 to make income tax payments. For the three and six months ended June 30, 2008, our net income was $659,784 and $1,862,051, respectively. For the three and six months ended June 30, 2008, we incurred expenses of $287,224 and $554,448 respectively, which consisted of general and administration costs (primarily legal and accounting fees, travel and other operating costs and fees paid to Trillium for certain administrative services, including facility rent, totaling $30,000 and $60,000 for the three and six month periods, respectively). Our officers and directors did not receive any compensation from us until we completed our initial business combination. We also provided a provision for income taxes of $400,000 and $1,070,000 respectively, related to our income during the three and six month periods.

We entered into a merger agreement with Stream Holdings Corporation, or Stream, on January 27, 2008, later amended on June 2, 2008. On July 31, 2008, we consummated the merger with Stream. The purchase price was paid by a combination of cash consideration and the assumption of certain existing debt and capital leases.

Liquidity and Capital Resources

On October 23, 2007, we completed our IPO of 31,250,000 units. Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at a price of $6.00. As of June 30, 2008, we had cash and cash equivalents of $249,479,052, of which $247,311,350 was held in trust. Interest from the trust of $3,250,000 has been paid to us as of June 30, 2008, for working capital purposes. As of June 30, 2008, we had $2,167,702 of available cash for working capital purposes. We believe our cash available for working capital will be sufficient to cover our working capital needs for the next twelve months.

On July 31, 2008 we acquired 100% ownership of Stream for $200,000,000. The purchase price was paid by a combination of cash consideration and the assumption of certain existing debt and capital leases. On closing of the Stream transaction, $2,781,691 of deferred underwriting fees from our IPO due to Deutsche Bank Securities Inc. and Robert W. Baird & Company were paid in cash. In addition, we will pay our various investment banking advisors a total of $2,000,000 ($1,750,000 of which was contingent upon the closing of the Stream transaction) due and related to the close of the Stream transaction, of which $250,000 has been accrued related to the delivery of the fairness opinion as of June 30, 2008. In connection therewith, holders of 8,946,779 shares of common stock exercised their conversion rights and we paid an aggregate of $70,590,086 to such holders.

On July 31, 2008, we, as Guarantor, entered into the Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association (“PNC,” as Lender and as Agent), PNC Capital Markets LLC (as Lead Arranger), Stream (as Borrowing Agent), and the other Loan Parties signatory thereto (as Loan Parties) (the “Credit Agreement”). The Credit Agreement amends and restates Stream’s existing credit facility with PNC, providing for an increase in the revolving credit from $86.0 million to $100.0 million, extending the maturity date and providing for us as a guarantor. The Credit Agreement does not otherwise materially change the terms of Stream’s existing credit facility. This financing is comprised of a $100.0 million senior secured revolving credit facility under which borrowing availability will be based on, among other things, the Borrowers’ (as defined in the Credit Facility) eligible billed and unbilled accounts receivable, a senior secured domestic term loan of approximately $5.294 million, and a senior secured foreign term loan of approximately $2.515 million. The financing facilities have a five-year term. Outstanding balances under the revolving credit facility will bear interest at either LIBOR plus a margin ranging from 200 to 250 basis points or at the base rate plus a margin ranging from 0 to 25 basis points. The term loans will bear interest at LIBOR plus a margin ranging from 275 to 325 basis points or at the base rate plus a margin ranging from 25 to 75 basis points, in each case based on the combined fixed charge coverage ratio of us and Stream. The interest rate is subject to increase under additional circumstances. The balance outstanding under the prior credit facility and term loans continued as part of the new revolving credit and term debt facility. The facility also requires compliance with certain financial covenants which are fully detailed in the Credit Agreement. The obligations of the Borrowers’ under the facility are secured by certain assets of the Borrowers’ and by certain assets of Stream. The guarantee provided by us is unsecured.

On August 7, 2008, pursuant to the terms of the Preferred Stock Purchase Agreement, dated June 2, 2008, as amended, by and between us and Ares Corporate Opportunities Fund II, L.P., or Ares, we issued to Ares 150,000 shares of Series A Convertible Preferred Stock, $0.001 par value per share, or the Convertible Preferred Stock, for an aggregate purchase price of $150,000,000. The Convertible Preferred Stock is convertible at the option of Ares into shares of our common stock at an initial conversion price of $6.00 per share, subject to adjustment for stock dividends, subdivisions, reclassifications combinations or similar type events.

On August 7, 2008, we commenced a tender offer to purchase up to 20,757,046 shares of our common stock with cash at a purchase price of $8.00 per share. However, each of our current and former officers, directors, strategic advisory council members and

Ares have agreed not to tender any of their respective shares in the tender offer. If the tender offer is fully subscribed, we will pay out $166,056,368 to the tendering stockholders. If more than 20,757,046 shares are tendered, each stockholder shall receive a pro rata portion of the tender amount. The tender offer will be financed by our existing cash reserves, with approximately $147.5 million of the aggregate consideration paid from the net proceeds of the issuance of Convertible Preferred Stock and the balance from available cash on hand. The tender offer will remain open for twenty business days following commencement, unless extended at our discretion or in accordance with the law.

Our warrants to purchase 31,250,000 shares of our common stock become exercisable on October 17, 2008 at an exercise price of $6.00 per warrant. If fully exercised the warrants would generate $187,500,000 of proceeds in cash.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space and general and administrative services payable to Trillium an entity affiliated with our chairman, chief executive officer, president and interim chief financial officer. We began incurring this fee on October 23, 2007, and will continue to incur this fee monthly at least until the completion of our initial business combination. This fee arrangement was terminated on July 31, 2008.

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

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our IPO held in the trust account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 4T.	Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds

On October 23, 2007, we consummated our IPO of 31,250,000 units. Each unit consists of one share of our common stock and one warrant entitling the holder to purchase from us one share of our common stock at an exercise price of $6.00. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $250,000,000, or approximately $231,245,000 in net proceeds after deducting approximately $18,505,000 in underwriting fees and offering expenses (such as legal, regulator, printing and accounting fees) and $250,000 in working capital. Deutsche Bank Securities Inc. acted as representative of the underwriters. The securities sold in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-144447) that was declared effective on October 17, 2007.

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

From October 17, 2007 through June 30, 2008, we incurred additional expenses of $713,689, which consists of director and officer insurance and other insurance, legal and accounting fees unrelated to our IPO, and general and administrative costs (including travel and costs related to searching for an acquisition target). We also incurred $82,633 of expenses paid to Trillium, for our office space and administrative services through June 30, 2008. We incurred $203,424 for repayment of the notes payable and related interest to R. Scott Murray, Lloyd Linnell, Kevin T. O’Leary and Paul Joubert (certain of our founding stockholders), which loans were repaid in full, with interest, and cancelled. We also incurred $54,434 for the purchase of equipment and $2,564,028 related to deferred transaction costs for due diligence work and professional fees for our acquisition of Stream and the issue of the Convertible Preferred Stock. We also accrued an income tax provision of $1,830,000 for the period from October 17, 2007 to June 30, 2008 of which $840,000 has been paid.

As of June 30, 2008, the net remaining proceeds from the IPO and private placement of our founder warrants including interest earned on the net proceeds and after deducting the underwriting discounts and commissions, the offering expenses and all other expenditures through June 30, 2008, were approximately $249,479,052, which consists of $2,167,702 of cash held outside the trust account and $247,311,350 held in the trust account and accrued interest of $431,069, that was transferred to the trust account after June 30, 2008.

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

STREAM GLOBAL SERVICES, INC.

Date: August 14, 2008	/s/ R. Scott Murray
R. Scott Murray
Chairman, Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Exhibits Index

Exhibit Number
2.1	Amended and Restated Agreement and Plan of Merger, dated as of June 2, 2008, among Global BPO Services Corp., River Acquisition Subsidiary Corp. and Stream Holdings Corporation (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on June 5, 2008)

3.1	Third Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on July 31, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2008)

3.2	Certificate of Designations of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on August 7, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on August 12, 2008)

3.3	Second Amended and Restated By-laws of the Company (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on August 12, 2008)

4.1	Specimen Unit Certificate (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2008)

4.2	Specimen Common Stock Certificate (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2008)

4.3	Specimen Warrant Certificate (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2008)

10.1	Form of Management Rights Letter (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on June 5, 2008)

10.2	First Amendment to Unit Purchase Option, dated May 31, 2008, by and among Global BPO Services Corp., Deutsche Bank Securities Inc. and Robert W. Baird & Co. (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on June 5, 2008)

10.3	Securities Purchase Agreement, dated May 31, 2008, by and among Global BPO Services Corp., Deutsche Bank Securities Inc. and Robert W. Baird & Co. (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on June 5, 2008)

10.4	Preferred Stock Purchase Agreement dated as of June 2, 2008, by and between Global BPO Services Corp., and Ares Corporate Opportunities Fund II, L.P. (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on June 5, 2008)

10.5	Amendment No. 2 to Preferred Stock Purchase Agreement dated as of July 17, 2008, by and between Global BPO Services Corp., and Ares Corporate Opportunities Fund II, L.P. (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on July 22, 2008)

10.6	Employment Agreement between R. Scott Murray and Global BPO Services Corp. dated July 15, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on July 17, 2008)

10.7	Employment Agreement between Sheila M. Flaherty and Global BPO Services Corp. dated July 16, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on July 17, 2008)

10.8	2008 Stock Incentive Plan of the Company (Incorporated by reference to the Definitive Proxy Statement filed with the Securities Exchange Commission on July 7, 2008)

10.9	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan of the Company (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on August 4, 2008)

10.10	Form of Non-Statutory Stock Option Agreement under the 2008 Stock Incentive Plan of the Company (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on August 4, 2008)

10.11	Form of Restricted Stock Agreement under the 2008 Stock Incentive Plan of the Company (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on August 4, 2008)

10.12	Form of Restricted Stock Unit Agreement under the 2008 Stock Incentive Plan of the Company (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on August 4, 2008)

10.13	Registration Rights Agreement dated August 7, 2008 between the Company and Ares Corporate Opportunities Fund II, L.P. (Incorporated by reference to the Schedule TO filed with the Securities Exchange Commission on August 7, 2008)

10.14	Stockholder’s Agreement dated August 7, 2008 between the Company and Ares Corporate Opportunities Fund II, L.P. (Incorporated by reference to the Schedule TO filed with the Securities Exchange Commission on August 7, 2008)

10.15	Fourth Amended and Restated Revolving Credit, Term Loan and Security Agreement, by and among PNC Bank, National Association, (as Lender and as Agent), PNC Capital Markets LLC (as Lead Arranger) with Stream Holdings Corporation (as Borrowing Agent), the Company (as a Guarantor) and the other Loan Parties signatory thereto (as Loan Parties), dated as of July 31, 2008 (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2008)

10.16	Form of Indemnification Agreement entered into between the Company and its directors and officers (Incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission on August 12, 2008)

31.1 *	Principal Executive and Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Principal Executive and Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith