Form 10-Q
period 2008-09-30
Stream Global Services, Inc.
filed 2008-11-19
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-33385

STREAM GLOBAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0420454
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

125 High Street, 30th Floor Boston, Massachusetts	02110
(Address of Principal Executive Offices)	(Zip Code)

(617) 517- 3252

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 9,470,675 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of November 13, 2008.

		Page

PART I. Consolidated Financial Information		3

Item 1.	Consolidated Condensed Financial Statements (unaudited)	3

	Consolidated Condensed Balance Sheets as of September 30, 2008 (unaudited), December 31, 2007 and Predecessor (“SHC”) at December 31, 2007	3

	Consolidated Condensed Statements of Operations for the three months ended September 30, 2008 and 2007, and one month ended July 31, 2008 for Predecessor (“SHC”) (unaudited)	4

	Consolidated Condensed Statements of Operations for the nine months ended September 30, 2008 and 2007, and seven months ended July 31, 2008 for Predecessor (“SHC”) (unaudited)	5

	Consolidated Condensed Statements of Stockholders Equity for the nine months ended September 30, 2008 (unaudited)	6

	Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, and for the nine months ended September 30, 2008 for the Predecessor (“SHC”) (unaudited)	7

	Notes to Unaudited Consolidated Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION		37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 4.	Submission of Matters to a Vote of Security Holders	47

Item 6.	Exhibits	48

SIGNATURES		49

Stream and Stream International, Inc. are registered trademarks. Stream Global Services, Inc. is a trademark.

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Stream Global Services, Inc.

Consolidated Condensed Balance Sheets

(In thousands, except per share amounts)

			Predecessor (“SHC”)
	September 30, 2008	December 31, 2007	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,465	$1,161	$12,577
Cash and cash equivalents held in trust account	—	246,300	—
Restricted cash	125	—	4
Accrued interest held in trust account	—	913	—
Accounts receivable, net of allowance for bad debts of $96 and zero at September 30, 2008 and December 31, 2007, respectively, and $33 at December 31, 2007 for SHC	100,044	—	115,794
Income taxes receivable	870	—	1,518
Deferred income taxes	859	—	1,113
Prepaid expenses and other current assets	8,365	152	7,908

Total current assets	141,728	248,526	138,914

Equipment and fixtures, net	39,596	27	36,656
Deferred income taxes	4,531	—	5,171
Goodwill	54,513	—	8,066
Intangible assets, net of amortization	83,934	—	—
Other assets	6,269	165	4,609

Total assets	$330,571	$248,718	$193,416

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,822	$74	$6,843
Accrued employee compensation and benefits	38,280	—	40,226
Other accrued expenses	14,560	7,729	15,315
Income taxes payable	2,461	760	3,150
Current portion of long-term debt	2,650	—	76,732
Current portion of capital lease obligations	2,428	—	2,200
Other liabilities	7,339	—	4,219

Total current liabilities	79,540	8,563	148,685

Long-term debt, net of current portion	66,189	—	22,294
Capital lease obligations, net of current portion	5,674	—	6,398
Deferred income taxes	6,104	—	147
Other long-term liabilities	21,825	—	8,540

Total liabilities	179,332	8,563	186,064

Common stock subject to possible conversion (9,375 shares at conversion value)	—	73,875	—
Preferred Stock, par value $0.001 per share, 1,000 shares authorized; 150 and 0 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	144,552	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, shares authorized 1,000	—	—	—

Common stock, par value $0.001 per share, shares authorized—149,000 shares issued and outstanding shares—9,471 and 29,688 shares (excluding 9,375 shares subject to possible conversion) at September 30, 2008 and December 31, 2007, respectively	9	30	84
Additional paid-in-capital	12,592	165,133	5,337
Retained earnings (deficit)	(1,253)	1,117	(5,723)
Accumulated other comprehensive income (loss)	(4,661)	—	7,654

Total stockholders’ equity	6,687	166,280	7,352

Total liabilities and stockholders’ equity	$330,571	$248,718	$193,416

See accompanying notes to consolidated condensed financial statements.

Stream Global Services, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,			One Month ended July 31, 2008 Predecessor (“SHC”)
			Predecessor (“SHC”)
	2008	2007	2007
Revenue	$81,537	$—	$113,832	$42,999
Direct cost of revenue	50,529	—	76,312	28,178

Gross profit	31,008	—	37,520	14,821

Operating expenses:
Selling, general and administrative expenses	25,647	9	34,844	13,999
Depreciation and amortization	3,990	—	3,031	1,283
Transaction related costs	—	—	—	16,581

Total operating expenses	29,637	9	37,875	31,863

Income (loss) from operations	1,371	(9)	(355)	(17,042)

Other (income) expenses, net:
Foreign currency transaction loss (gain)	401	—	(1,417)	248
Other (income) expense, net	68		26	(28)
Interest expense, net	64	2	2,897	1,183

Total other (income) expenses, net	533	2	1,506	1,403

Income (loss) before income taxes	838	(11)	(1,861)	(18,445)

Provision (benefit) for income taxes	1,757	—	2,892	752

Net income (loss)	(919)	(11)	(4,753)	(19,197)

Series A preferred stock beneficial conversion feature	49,503	—	—	—
Cumulative convertible preferred stock dividends	665	—	—	—
Preferred Stock accretion	133	—	—	—
Warrant issuance costs	298	—	—	—

Net income (loss) attributable to common shareholders	$(51,518)	$(11)	$(4,753)	$(19,197)

Net income (loss) attributable to common shareholders per share:
Basic	$(2.12)	$(0.00)	N/A	N/A

Diluted	$(2.12)	$(0.00)	N/A	N/A

Shares used in computing per share amounts:
Basic	24,347	8,203	N/A	N/A

Diluted	24,347	8,203	N/A	N/A

See accompanying notes to consolidated condensed financial statements.

Stream Global Services, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30, 2008	For the period from June 26, 2007 (date of inception) to September 30, 2007	Nine Months Ended September 30, 2007 Predecessor (“SHC”)	Seven Months Ended July 31, 2008 Predecessor (“SHC”)
Revenue	$81,537	$—	$345,645	$312,085
Direct cost of revenue	50,529	—	229,017	202,676

Gross profit	31,008	—	116,628	109,409

Operating expenses:
Selling, general and administrative expenses	26,194	15	104,369	95,751
Depreciation and amortization	3,997	—	8,506	8,810
Transaction related costs	—	—	—	19,515

Total operating expenses	30,191	15	112,875	124,076

Income (loss) from operations	817	(15)	3,753	(14,667)

Other (income) expenses, net:
Foreign currency transaction loss (gain)	401	—	441	(1,517)
Other (income) expense, net	68	—	(1,141)	(87)
Interest (income) expense, net	(3,421)	3	8,835	7,214

Total other (income) expenses, net	(2,952)	3	8,135	5,610

Income (loss) before income taxes	3,769	(18)	(4,382)	(20,277)

Provision (benefit) for income taxes	2,827	—	4,075	5,095

Net income (loss)	$942	$(18)	$(8,457)	$(25,372)

Series A preferred stock beneficial conversion feature	49,503	—	—	—
Cumulative convertible preferred stock dividends	665	—	—	—
Preferred Stock accretion	133	—	—	—
Warrant issuance costs	298	—	—	—

Net income (loss) attributable to common shareholders	$(49,657)	$(18)	$(8,457)	$(25,372)

Net income (loss) attributable to common shareholders per share:
Basic	$(1.78)	$(0.00)	N/A	N/A

Diluted	$(1.78)	$(0.00)	N/A	N/A

Shares used in computing per share amounts:
Basic	27,907	7,780	N/A	N/A

Diluted	27,907	7,780	N/A	N/A

See accompanying notes to consolidated condensed financial statements.

Stream Global Services, Inc.

Consolidated Condensed Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2008

(Unaudited)

(In thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances at December 31, 2007	29,688	$30	$165,133	$1,117	$—	$166,280
Net income	—	—	—	942	—	942
Currency translation adjustment	—	—	—	—	(3,656)	(3,656)
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	(1,005)	(1,005)

Comprehensive loss	—	—	—	—	—	(3,719)
Accretion of beneficial conversion premium on preferred stock	—	—	(46,191)	(3,312)	—	(49,503)
Beneficial conversion premium on preferred stock	—	—	49,503	—	—	49,503
Cumulative dividends on preferred stock	—		(665)	—		(665)
Reduction in deferred IPO costs	—	—	4,718	—	—	4,718
Common shares purchased from stockholders	(20,757)	(21)	(166,038)	—	—	(166,059)
Common shares issued under stock plans, net of cancellations	112	—	21	—	—	21
Stock-based compensation expense			5	—		5
Warrant value associated with issue of preferred stock	—	—	3,253	—	—	3,253
Warrant issuance cost	—	—	(298)	—	—	(298)
Common stock released from redemption restriction	428	—	3,572	—	—	3,572
Accretion of preferred stock discount	—	—	(133)	—	—	(133)
Accretion of in-trust account	—	—	(288)	—	—	(288)

Balances at September 30, 2008	9,471	$9	$12,592	$(1,253)	$(4,661)	$6,687

See accompanying notes to consolidated condensed financial statements

Stream Global Services, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	September 30, 2008	For the period from June 26, 2007 (date of inception) to September 30, 2007	Predecessor (“SHC”) September 30, 2007
Operating activities:

Net income (loss)	$942	$(18)	$(8,457)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,997	—	8,506
Amortization of debt issuance costs	75	—	935
Deferred taxes	30	—	74
Market lease reserve	—	—	(1,042)
Noncash stock compensation	26	—	312
Noncash interest expense	—	—	615
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(438)	—	(14,435)
Income taxes receivable	(194)	—	(353)
Prepaid expenses and other current assets	(881)	(5)	(896)
Other assets	(2,498)	—	(339)
Accounts payable	6,816	—	2,390
Accrued expenses and other liabilities	(15,710)	3	2,876

Net cash provided by (used in) operating activities	(7,835)	(20)	(9,814)

Investing activities:

Decrease (increase) in restricted cash	246,280	—	437
Acquisition of businesses, net of cash acquired	(106,809)	—	(2,594)
Additions to equipment and fixtures, net	(1,557)	(1)	(8,994)

Net cash provided by (used in) investing activities	137,914	(1)	(11,151)

Financing activities:

Net borrowings (repayments) on line of credit	(6,319)	—	13,159
Proceeds from issuance of long-term debt	—	200	7,014
Offering related costs	—	(104)	—
Payments on long-term debt	(397)	—	(890)
Payment of capital lease obligations	(575)	—	(1,984)
Proceeds from issuance of Preferred Stock	145,217	—	—
Proceeds from sale of common stock and exercise of stock options	—	50	40
Repurchases of common stock	(236,648)	—	(162)

Net cash provided by (used in) financing activities	(98,722)	146	17,177
Effect of exchange rates on cash and cash equivalents	(1,053)	—	3,978

Net increase (decrease) in cash and cash equivalents	30,304	125	190
Cash and cash equivalents, beginning of period	1,161	—	6,150

Cash and cash equivalents, end of period	$31,465	$125	$6,340

Supplemental cash flow information

Cash paid for interest	$737	$—	$7,057

Cash paid for income taxes	$2,989	$—	$2,124

Noncash financing activity:
Capital lease financing	$932	$—	$1,545

See accompanying notes to consolidated condensed financial statements.

Stream Global Services, Inc.

Notes to Consolidated Condensed Financial Statements

September 30, 2008

(Unaudited)

(In thousands, except per share and per unit amounts)

Note 1 - Our History and Summary of Various Transactions

Stream Global Services, Inc. (formerly Global BPO Services Corp.), referred to herein as “we”, “us” or “SGS”, is a corporation organized under the laws of the State of Delaware and was incorporated on June 26, 2007. We were formed as a blank check company for the purpose of acquiring businesses in the business process outsourcing industry.

On October 23, 2007, we consummated our initial public offering (“IPO”) from which we received total gross proceeds of $250,000 and net proceeds of $246,300 which were deposited into a trust account, which included $7,500 of proceeds from the sale of 7,500 warrants purchased by certain of our founding stockholders. In connection with the IPO a total of $7,500 of underwriters fees were deferred until the completion of our initial acquisition. In order to consummate an initial business combination, our certificate of incorporation provided that holders of no more than 29.9% of our common stock, or 9,375 shares of common stock, vote against our initial business combination and seek conversion rights for their pro rata share of the funds held in trust.

We sold the units issued in our IPO, each unit consisting of one share of our common stock and a warrant to purchase one share of our common stock, to the underwriters at a price of $7.44 per unit (a discount of $0.56 per unit), resulting in an aggregate underwriting discount of $17,500. In connection with our IPO, we also sold to the underwriters, for $0.1, an option to purchase up to a total of 1,563 units (the “Unit Purchase Option”). Upon the consummation of our acquisition of Stream Holdings Corporation (“SHC”), as described below, the underwriters sold the Unit Purchase Option to us for $0.1.

On July 31, 2008, we completed the acquisition of SHC pursuant to the amended and restated agreement and plan of merger, dated as of June 2, 2008, among SGS, River Acquisition Subsidiary Corp., a wholly owned subsidiary of SGS, and SHC (the “Amended Merger Agreement”). The transaction was valued at $130,265 for accounting purposes (which reflected the $200,000 purchase price less assumed indebtedness, transaction fees, employee transaction related bonuses, professional fees, stock option payments and payments for working capital).

On July 31, 2008, holders of 8,947 shares of our common stock exercised their conversion rights and we paid an aggregate of $70,590 to such holders. In connection with the consummation of the acquisition of SHC, our stockholders approved changing our name from Global BPO Services Corp. to Stream Global Services, Inc. and our stockholders also approved an amendment to our certificate of incorporation to increase the authorized number of shares of common stock from 119,000 to 149,000.

	Shares	$’s
Common Stock subject to possible conversion at December 31, 2007	9,375	$73,874
Accretion of in-trust account		288
Common Stock released from redemption restriction	(428)	(3,572)

Dissenter shares repurchased—July 31, 2008	8,947	$70,590

On August 7, 2008, we consummated a private placement pursuant to the terms of the preferred stock purchase agreement, dated June 2, 2008, as amended, by and between SGS and Ares Corporate Opportunities Fund II, L.P., a Delaware limited liability partnership, or Ares (the “Purchase Agreement”), and we issued to Ares 150 shares of our Series A Convertible Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), for an aggregate purchase price of $150,000. The Series A Preferred Stock is convertible at the option of Ares into shares of our common stock at an initial conversion price of $6.00 per share, subject to adjustment for stock dividends, subdivisions, reclassifications combinations or similar type events. In addition, in a separate transaction on August 7, 2008, certain of our founding stockholders sold warrants to purchase 7,500 shares of common stock that were purchased by them in a private placement immediately prior to our IPO to Ares for an aggregate purchase price of $7.5. For accounting purposes we have valued these warrants at their estimated fair value at $.58 per warrant and have credited $3,253 to stockholders’ equity from the value of the Series A Preferred Stock on our balance sheet at September 30, 2008.

Also on August 7, 2008, we commenced a self-tender offer to purchase up to 20,757 shares of our common stock at a purchase price of $8.00 per share. On September 5, 2008, we closed the self-tender. We accepted for purchase 20,757 shares of our common stock at a price of $8.00 per share, for a total cost of $166,056, excluding fees and expenses related to the offer. The proration factor for the tender offer was approximately 99%.

Note 2 - Basis of Presentation

Our unaudited consolidated financial statements of SGS as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, respectively, include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

The accompanying consolidated condensed financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the financial statements and accompanying notes, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations that were included in our prospectus filed with the Securities and Exchange Commission on October 17, 2008 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.

On July 31, 2008, SGS consummated its initial acquisition through the acquisition of SHC and emerged from a development stage corporation. Prior to July 31, 2008, SGS was a blank check company formed for the purpose of acquiring an operating company. Accordingly, we had no revenues prior to July 31, 2008 because we were in the developmental stage. SHC is deemed to be our “predecessor”. As a result, the statement of operations and statement of cash flows of SGS for the periods ended September 30, 2007 are presented for comparative purposes only. The accompanying unaudited consolidated statements of operations and cash flows of SGS present the results of operations and cash flows for (i) the one month period ended July 31, 2008 preceding the acquisition of SHC on July 31, 2008, exclusive of SHC results of operations and cash flows and (ii) for the periods succeeding the acquisition, the consolidated results of operations including SHC are included in these financial statements. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of SHC are not comparative to the predecessor SHC results of operations and cash flows because the basis for the acquired assets and liabilities of SHC have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”).

Note 3 - Our Business

We are a global provider of customer relationship management (“CRM”) and other business process outsourcing (“BPO”) services to companies in the technology, software, consumer electronics and communications industries. Our CRM solutions encompass a wide range of telephone, e-mail and internet based services and technical support programs designed to maximize the long-term value of the relationships between our clients and their customers, or end-users. Technical support programs may involve technical troubleshooting, hardware, warranty support, hosted services, data management, telecommunications services and professional services. Customer service includes activities such as customer setup/activations, up-sell or cross-sell programs, revenue generation, customer billing inquiries and customer retention or win back programs. We work closely with our clients to design and implement large-scale, tailored CRM programs that provide comprehensive solutions to their specific business needs. We deliver services from our 32 service centers in 18 countries across the world. As of September 30, 2008, we had over 13,000 employees providing services to our client’s customers and administrative services in our business.

Pro Forma Results of Operations

Following are pro forma unaudited results of operations for the three months and nine months ended September 30, 2008 and September 30, 2007 assuming the acquisition of SHC occurred on January 1, 2008 and 2007, respectively:

Stream Global Services, Inc.

Pro Forma Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$124,536	$113,832	$393,622	$345,645
Direct cost of revenue	78,707	76,312	253,205	229,017

Gross profit	45,829	37,520	140,417	116,628

Operating expenses:
Selling, general and administrative expenses	39,535	34,619	121,323	103,639
Depreciation and amortization expense	5,938	5,025	17,460	14,488

Total operating expenses	45,473	39,644	138,783	118,127

Income (loss) from operations	356	(2,124)	1,634	(1,499)

Other (income) expenses, net:
Foreign currency transaction loss (gain)	649	(1,417)	(1,116)	441
Other (income) expense, net	(1,474)	26	1,402	(1,141)
Interest expense, net	1,379	1,896	5,285	5,642

Total other (income) expenses, net	554	505	5,571	4,942

Income (loss) before provision for income taxes	(198)	(2,629)	(3,937)	(6,441)
Provision for income taxes	2,528	2,896	7,975	4,085

Net income (loss)	$(2,726)	$(5,525)	$(11,912)	$(10,526)

We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of SHC for the period from January 1, 2008 to July 31, 2008 (the date of the SHC acquisition) and the three months and nine months ended September 30, 2007 and (ii) our unaudited consolidated financial statements for the three months and nine months ended September 30, 2008 and 2007. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of SHC. The pro forma adjustment are based upon available information and assumptions that we believe are reasonable. The pro forma adjustments include adjustments for interest expense, reversal of interest income for SGS, amortization of intangible assets, transaction costs, depreciation expense for assets written up and market lease amortization.

Note 4 - Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2007 and 2008, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ended December 31, 2008, or for any other interim period or for any other future year. In addition, the results of operations for the three and nine months ended September 30, 2008 reflect two months of the results of SHC. If these financial statements had included the nine-months results of SHC these financial statements would have been materially different as we were a blank check company prior to the acquisition of SHC on July 31, 2008 and had no operating activities.

Use of Estimates

The preparation of consolidated condensed financial statements in conformity with generally accepted accounting principles in the United States requires the appropriate application of accounting policies, many of which require management to make estimates and assumptions about future events and their impact on amounts reported in our consolidated condensed financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results could differ from estimates. Such differences may be material to the consolidated condensed financial statements.

Cash Equivalents

We consider all highly liquid investments with maturities at the date of purchase of three-months or less to be cash equivalents.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk are principally accounts receivable. Services are provided to customers throughout the world and in various currencies. Accounts receivable include accrued revenues of $20,550 and zero at September 30, 2008 and December 31, 2007, respectively that we expect to bill for services rendered but not yet invoiced, generally within thirty to forty-five days, and collect in the normal course of business.

We extend credit to our clients in the normal course of business. We do not require collateral from our clients. We evaluate the collectability of our accounts receivable based on a combination of factors that include the payment history and financial stability of our clients, our clients’ future plans and various market conditions. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve against amounts due. Historically, we have not experienced significant losses on uncollectible accounts receivable.

Equipment and Fixtures

Equipment and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over a five-year life, software over a three- to five-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease and is recorded in depreciation and amortization expense. Repairs and maintenance costs are expensed as incurred.

The carrying value of equipment and fixtures to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, we redeploy equipment and fixtures from underutilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the underutilized centers would not be sufficient to recover the carrying amount of these assets.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value is determined based on discounted cash flows. We operate in one reporting unit, which is used for impairment testing and the allocation of acquired goodwill. SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests when events or circumstances indicate a potential impairment. We test our goodwill for impairment annually during our fourth fiscal quarter.

Intangible assets with a finite life are recorded at cost and amortized using the straight-line method over their estimated useful life. Intangible assets that are identified in connection with the acquisition of SHC are amortized over their estimated useful life. Client lists and relationships are amortized ten years, market adjustments related to facility leases are amortized over the term of the respective lease and developed software is amortized over five years. Brands and trademarks are not amortized as their life is indefinite. We evaluate the continuing value of brands and trademarks on a quarterly basis based upon their usage and value.

Financial Information Regarding Segment Reporting

We have one reportable segment and, therefore, all segment-related financial information required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is included in the consolidated financial statements. The reportable segment reflects our operating and reporting structure.

Revenue Recognition

We recognize revenues after the related services are performed based on the rates detailed in client agreements, such as hourly, monthly, per call or per participant. For each client arrangement, we determine whether evidence of an arrangement exists, delivery of the service has occurred, the fee is fixed or determinable and collection is considered probable. If all criteria are met, revenue is recognized at the time services are performed. If any of those criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred assets and liabilities for the future income tax consequence of transactions that have been included in the consolidated financial statements or tax returns. Under this method deferred tax assets and liabilities are determined based on the difference between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax, using the enacted tax rates for the year in which the differences are expected to reverse. We provide valuation allowances against deferred tax assets whenever we believe it is more likely than not, based on available evidence, that the deferred tax asset will not be realized.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) at our inception. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have an effect on our consolidated financial position or results of operations.

Contingencies

We consider the likelihood of various loss contingencies, including tax and legal contingencies arising in the ordinary course of business, and our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued in accordance with SFAS No. 5, Accounting for Contingencies, when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such accruals should be adjusted.

Derivative Instruments

We use forward exchange contracts to manage our exposure to movements in foreign exchange rates between the United States and Canada, and between the United States and India, and we recognize the foreign exchange contracts in the financial statements at fair value. Changes in fair value of derivative financial instruments are recognized either in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss), depending on whether the derivative financial instrument qualifies for hedge accounting. Unrealized changes in fair values of derivatives accounted for as hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss), net of deferred taxes. When we determine that a derivative is not, or has ceased to be, highly effective as a hedge, hedge accounting is discontinued.

Our hedging program has been effective in all periods presented, and the amount of hedge ineffectiveness has not been material. Hedge accounting is also discontinued prospectively when (1) the derivative is no longer effective in offsetting changes in cash flow of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) the derivative as a hedging instrument is no longer effective.

Changes in fair value of derivatives not qualifying as hedges are reported in income. Upon settlement of the derivatives qualifying as hedges, a gain or loss is reported in income.

Foreign Currency Translation

The assets and liabilities of SHC’s foreign subsidiaries, whose functional currency is their local currency, are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income (loss), but is reflected in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in determining net income (loss).

Fair Value of Financial Instruments

Effective January 1, 2008, we implemented SFAS No. 157, Fair Value Measurement (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this standard will have on our non-financial assets and liabilities.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable (Level 3)
Description
Cash equivalents	$11,640	$11,640	$—	$—
Forward exchange contracts	1,005	—	1,005	—

Total	$12,645	$11,640	$1,005	$—

The fair values of our cash equivalents and forward exchange contracts are determined through market, observable and corroborated sources.

The carrying amounts reflected in the consolidated balance sheets for other current assets, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. To the extent we have any outstanding borrowings under our revolving credit facility, the fair value would approximate its reported value because the interest rate is variable and reflects current market rates. We also believe that the fair value of our subordinated debt approximates the reported value of the debt instrument. The interest rate on this loan is reflective of current market rates and is consistent with terms other similar companies would receive given the reduced priority and current capital market conditions.

Net Income (Loss) Per Share

We calculated net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, which clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings per share should be allocated to a participating security when using the two-class method for computing basic earnings per share. We have determined that our Series A Preferred Stock represents a participating security and therefore have adopted the provisions of EITF Issue No. 03-6.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. We allocated net income first to preferred stockholders based on dividend rights under our certificate of incorporation and then to common and preferred stockholders based on ownership interests. Net losses are not allocated to preferred stockholders. Diluted net income (loss) per share gives effect to all potentially dilutive securities.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net income (loss)	(919)	942

Net income (loss) post Preferred Stock issuance	(1,097)	(1,097)

Series A Preferred Stock beneficial conversion feature	49,503	49,503
Cumulative Convertible Preferred Stock dividends	665	665
Preferred Stock accretion	133	133
Warrant issuance costs	298	298

Net income (loss) for common shareholders	(51,696)	(51,696)
Net income (loss) pre Preferred Stock issuance	178	2,039

Net income (loss) attributable for common shareholders	(51,518)	(49,657)

The following common stock equivalents were excluded from computing diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

Three and Nine Months Ended September 30, 2008
Options to purchase common stock	2,640
Preferred stock convertible to common stock	25,000
Publicly held warrants	31,250
Ares warrants to purchase common stock	7,500
Restricted stock units	112

Total options, warrants and restricted stock units exercisable into common stock	66,502

Accumulated Other Comprehensive Loss

Accumulated other comprehensive income loss consists of the following:

	September 30, 2008	December 31, 2007
Unrealized (loss) gain on forward exchange contracts	$(1,005)	$—
Cumulative Translation adjustment	(3,656)	—

	$(4,661)	$—

Market Lease Reserve

We assumed facility leases in connection with the acquisition of SHC. Under SFAS No. 141, the operating leases are to be recorded at fair value at the date of acquisition. We determined that certain of the facility lease contract rates were in excess of the market rates at the date of acquisition, resulting in an above market lease reserve. The above and below market lease values for the assumed facility leases were recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each operating lease and (ii) management’s estimate of fair market lease rates for each corresponding operating lease, measured over a period equal to the remaining term of the lease. The market lease reserves are amortized as a reduction of base rental expense over the remaining term of the respective leases. On July 31, 2008, we recorded market lease adjustments of $16,217 of liabilities and $639 of assets. For the three and nine months ended September 30, 2008 and 2007, the amortization of the market lease reserve, including imputed interest, was $666 and $0, respectively.

Stock-Based Compensation

At September 30, 2008, we had a stock-based compensation plan for employees and directors (see Note 15). We adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. For share-based payments, the fair value of each grant, including both the time-based grants and the performance-based grants, is estimated on the date of grant using the Black-Scholes-Merton option valuation model and assumes the performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any recognized cost is reversed. Stock compensation expense is recognized on a straight-line basis over the vesting term, net of an estimated future forfeiture rate. The forfeiture rate assumption (19.5% as of September 30, 2008) is based on the predecessors historical experience.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 amends SFAS No. 115 to permit entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 159 in the first quarter of fiscal year 2008. The adoption of SFAS No. 159 did not have an impact on our financial position, results of operations or cash flow as we did not elect this fair value option on any financial assets or liabilities.

In December 2007, the FASB issued FAS No. 160, Non-Controlling Interest in Consolidated Financial Statements—an Amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, we are required to adopt FAS 160 on January 1, 2009. We are currently evaluating the requirements of FAS 160 and the potential impact on our financial position and results of operations.

In December 2007, the FASB issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces SFAS No. 141. FAS 141R retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, we are required to adopt FAS 141R on January 1, 2009. We are evaluating the impact that the adoption of FAS 141R will have on our business combinations closed prior to its adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other U.S. generally accepted accounting principles. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FSP No. FAS 142-3 on our consolidated results of operations and financial conditions.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not currently expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

Note 5 - SHC Acquisition

On July 31, 2008, we consummated the acquisition of SHC pursuant to the Amended Merger Agreement, pursuant to which we acquired all of the outstanding shares of capital stock of SHC and SHC became a wholly-owned subsidiary of SGS.

The Amended Merger Agreement stated that the purchase price would be determined as $200,000 in cash less assumed indebtedness, transaction costs and payments for stock options and bonuses.

Purchase price	$200,000
Purchase adjustments	15,446

Purchase price before liabilities	215,446
Assumed debt	(89,221)

Net cash paid at closing	126,225

GBPO transaction-related costs	8,052
Transaction bonuses paid to certain Stream executives	(4,012)

Total allocable purchase price	$130,265

The acquisition was accounted for in accordance with the provisions of SFAS No. 141. The transaction was valued for accounting purposes at $130,265. Included in the GBPO transaction related costs are costs associated with investment banker fees, severance, and professional services.

The acquisition of SHC was accounted for as a business combination in accordance with SFAS No. 141. Under the purchase method of accounting, the assets and liabilities of SHC acquired are recorded as of the acquisition date at their respective fair values, and added to those ours. The excess purchase price over those values is recorded as goodwill. The following table summarizes the estimated fair value of assets acquired and the liabilities assumed and related deferred income taxes at the date of the acquisition.

Current assets	$131,310
Property and equipment	40,961
Goodwill	54,513
Trade names	16,100
Customer relationships	67,200
Technology-based intangible assets	1,870
Other non-current assets	5,824

Total assets acquired	317,778

Current liabilities	(75,373)
Bank indebtedness	(75,555)
Obligations under capital lease	(7,745)
Lease valuation reserve	(3,750)
Other liabilities	(25,090)

Total liabilities assumed	187,513

Allocated purchase price	$130,265

The purchased intangibles and goodwill are not deductible for income tax purposes. However, for accounting purposes deferred income tax liabilities on purchased intangibles (other than goodwill) are reflected as a tax benefit and will be charged to our future consolidated condensed statements of operations in proportion to and over the amortization period of related intangible assets.

We have not identified any material unrecorded pre-acquisition contingencies where the related asset, liability, or impairment is probable and the amount can be reasonably estimated. Prior to the end of the one-year purchase price allocation period, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may adjust goodwill. The adoption of FAS 141R may impact how these adjustments would be reported.

The income statement presentation reflects the results of SHC for the two months ended September 30, 2008 combined with SGS’s results for the three months ended September 30, 2008.

Note 6 - Series A Preferred Stock

On August 7, 2008, pursuant to the terms of the Purchase Agreement, we issued to Ares 150 shares of our Series A Preferred Stock for an aggregate purchase price of $150,000. As of September 30, 2008, Ares beneficially owned approximately 72.5% of the issued and outstanding shares of our common stock (assuming conversion of the outstanding Series A Preferred Stock and no exercise of any of the 38,750 outstanding warrants to purchase our common stock as of September 30, 2008). The Series A Preferred Stock is convertible at the option of Ares into shares of common stock at an initial conversion price of $6.00 per share into 25,000 shares of our common stock, subject to adjustment for stock dividends, subdivisions, reclassifications, combinations or similar type events; bears an annual dividend rate of 3% calculated semi-annually (payable in additional stated value of Series A Preferred Stock or cash at our option); is redeemable at the holder’s option after seven years; and will have the same voting rights as our common stock. During the three months ended September 30, 2008 we accrued dividends of $665 relating to the Series A Preferred Stock.

On the issuance of the Series A Preferred Stock, we calculated the value of the beneficial conversion feature of our Series A Preferred Stock to be $49,503 and the value of warrants to be $3,253 and allocated the value of the discount on our Series A Preferred Stock between the beneficial conversion feature and the related warrants. The beneficial conversion of Series A Preferred Stock was charged to retained earnings to the extent that retained earnings were available. The amount of the increase in excess of retained earnings was charged to additional paid-in capital. The amount allocated to the warrants will be accreted over 7 years.

Note 7 - Tender Offer

On August 7, 2008, we commenced a self-tender offer to purchase up to 20,757 shares of our common stock at a purchase price of $8.00 per share. We accepted for purchase 20,757 shares of our common stock at a price of $8.00 per share for a total cost of $166,056, excluding fees and expenses related to the offer. The proration factor for the tender offer was approximately 99%. The shares accepted for purchase have been reflected as a reduction in stockholders’ equity at September 30, 2008.

Note 8 - Equipment and Fixtures, Net

Equipment and fixtures, net consists of the following:

	September 30, 2008	December 31, 2007
Furniture and fixtures	$5,635	$29
Building improvements	10,318	—
Computer equipment	9,433	—
Software	1,740	—
Telecom and other equipment	14,536	—
Equipment and fixtures not yet placed in service	622	—

	42,284	29
Less accumulated depreciation	(2,688)	(2)

	$39,596	$27

Depreciation and amortization expense consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Depreciation	$2,741	$—	$2,748	$—
Amortization	1,249	—	1,249	—

Total depreciation and amortization	$3,990	$—	$3,997	$—

Note 9 - Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following:

	September 30, 2008	December 31, 2007
Compensation related amounts	$17,020	$—
Vacation liabilities	10,360	—
Medical and dental liabilities	669	—
Employer taxes	1,251	—
Retirement plans	6,305	—
Other benefit related liabilities	2,675	—

	$38,280	$—

Note 10 - Other Accrued Expenses and Other Liabilities

Other accrued expenses consist of the following:

	September 30, 2008	December 31, 2007
Liabilities for government grants	$352	$—
Value-added and sales taxes	744	—
Deferred underwriting fees	—	7,500
Professional fees	4,157	229
Accrued interest	364	—
Forward exchange contracts	1,201	—
Occupancy expense	1,766	—
Technology expense	1,964	—
Other accrued expenses	4,012	—

	$14,560	$7,729

Other liabilities consist of the following:

	September 30, 2008	December 31, 2007
Lease exit reserve	$1,093	$—
Deferred revenue	1,715	—
Market value lease reserves	3,422	—
Other	1,109	—

Total current	$7,339	$—

Deferred revenue	$1,370	$—
Deferred rent	2,733	—
Income tax reserves	6,611	—
Market value lease reserves	9,740	—
Other long term	1,371	—

Total long term	$21,825	$—

Note 11 - Long-Term Debt and Revolving Credit Facility

On July 31, 2008, we, as guarantor, entered into the Fourth Amended and Restated Revolving Credit Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC,” as Lender and as Agent), PNC Capital Markets LLC (as Lead Arranger), SHC (as Borrowing Agent), and the other Loan Parties signatory thereto (as Loan Parties). The Credit Agreement amended and restated SHC’s credit facility with PNC, providing for an increase in the revolving credit from $86,000 to $100,000, extending the maturity date by five years to 2013 and providing for SGS as a guarantor. The Credit Agreement included a $10,000 collateral reserve. The Credit Agreement did not otherwise materially change the terms of SHC’s credit facility. This financing is comprised of a $100,000 senior secured revolving credit facility under which borrowing availability is based on, among other things, the Borrowers’ (as defined in the Credit Agreement) eligible billed and unbilled accounts receivable. The balance of the financing consists of a senior secured domestic term loan of approximately $5,067, and a senior secured foreign term loan of approximately $2,369. The financing facilities have a five-year term. Outstanding balances under the revolving credit facility bears interest at either LIBOR plus a margin ranging from 200 to 250 basis points or at the base rate plus a margin ranging from 0 to 25 basis points. The term loans bear interest at LIBOR plus a margin ranging from 275 to 325 basis points or at the base rate plus a margin ranging from 25 to 75 basis points, in each case based on the combined fixed charge coverage ratio of SHC. The interest rate is subject to change under additional circumstances. The balance outstanding under the prior credit facility and term loans continued as part of the new revolving credit and term debt facility. The facility also requires compliance with certain financial covenants. On November 14, 2008, we amended the Credit Agreement to require delivery of an audited opening balance sheet of the borrowers by April 1, 2009. The obligations of the Borrowers’ under the facility are secured by certain assets of the Borrowers’ and by certain assets of SHC. In connection with the financing we paid a fee of $2,156 to PNC. This amount is being amortized over the life of the facility of five years. The guarantee provided by us is unsecured.

PNC is in the process of syndicating the facility and in the event that market conditions do not allow it to syndicate under existing terms, PNC can reasonably seek to modify the pricing and terms of the facility. Such future terms, pricing and structure may be less favorable than those that currently exist.

Our outstanding long-term borrowings consist of the following:

	September 30, 2008	December 31, 2007
Revolving line of credit	$61,342	$—
Term loans	7,437	—
Other	60	—

	68,839	—
Less current portion	(2,650)	—

Long-term debt	$66,189	$—

Minimum principal payments on long-term debt subsequent to September 30, 2008, are as follows:

Twelve months ended September 30,	Total
2009	$2,650
2010	2,590
2011	2,009
2012	61,590

Total	$68,839

PNC’s alternate base rate (5.0% at September 30, 2008) is the higher of the PNC’s base commercial lending rate or the Federal Funds Open Rate plus 0.5%. Interest is payable monthly on U.S. advances. Interest is payable on Eurodollar advances at the end of their one, two, three or six-month terms. For unused portions of the revolving line of credit, we pay a facility fee equal to 0.5% of the unused borrowing base.

Revolving credit advances are limited to the borrowing base. The borrowing base is 85% of eligible accounts receivable (foreign and domestic subject to certain limitations) and eligible unbilled revenues less the outstanding amount of letters of credit (approximately $10,000 at September 30, 2008), various other reserves, and any outstanding advances under the revolving line of credit.

The credit facility also places limits on the amounts of annual capital expenditures and incremental operating lease obligations which can be entered into in any year, establishes dividend restrictions and limits payments to affiliates, as defined. At September 30, 2008, we had drawn the maximum amount available under the credit facility.

Note 12 - Defined Contribution Benefit Plans

We have defined contribution plans in various countries. The plans cover all full-time employees other than excluded employees as defined in the plans. The participants may make pretax contributions to the plans, and we can make both matching and discretionary contributions. In the three and nine month periods ended September 30, 2008, we recorded $423 in matching contributions to the plans.

Note 13 - Derivatives

We use forward exchange contracts, generally purchased with a maturity of 90 days or less, to manage our exposure to movements in foreign exchange rates between the United States and between Canada and the United States and India. We recognize the foreign exchange contracts in the financial statements at fair value. We hedge these exposures considering current market conditions, future operating activities and the cost of hedging exposure in relation to the perceived risk of loss. The fair value of the derivatives is determined by reference to market data related to the selected currency forward and spot rates. As of September 30, 2008 and December 31, 2007, we had approximately $25,785 and $0, respectively, of foreign exchange risk hedged using forward exchange contracts. As of September 30, 2008 and December 31, 2007, the fair market value of these derivative instruments was a loss of $1,005 and $0, respectively, which is reflected in accumulated other comprehensive income (loss).

Note 14 - Income Taxes

The change in valuation allowances is net of the effect of foreign currency translation adjustments included in accumulated other comprehensive income (loss).

Deferred income taxes consist of the following:

	September 30, 2008	December 31, 2007
Deferred tax assets:
Accruals, allowances, and reserves	$8,200	$—
Loss carry forwards	19,658	—
Market lease reserve	3,548	—
Tangible assets	4,247
Payables	16,736
Credits	757
Other	116	—

	53,262	—
Valuation allowance	(9,653)	—

Total deferred tax assets	43,609	—

Deferred tax liabilities:
Tangible assets	1,384	—
Intangible assets	24,302	—
Intangible assets – indefinite life	5,771
Other liabilities	12,239
Other	627	—

Total deferred tax liabilities	44,323	—

Net deferred tax assets	$(714)	$—

Details of the total income tax provision are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current
Federal	268	—	1,296	—
State	(63)	—	(21)	—
Foreign	1,330	—	1,330	—

Total Current	1,535	—	2,605	—
Deferred
Federal	—	—	—	—
State	—	—	—	—
Foreign	222	—	222	—

Total Deferred	222	—	222	—

Total Provision for income taxes	$1,757	$—	$2,827	$—

Following the merger on July 31, 2008 we recognized certain deferred tax assets and liabilities associated with the estimated fair value of assets acquired and the liabilities assumed. The most significant items were the deferred tax liabilities associated with the intangible and tangible assets in the U.S., and the deferred tax assets attributed to the market lease reserve in both the U.S. and foreign jurisdictions. As a result of the increase in the deferred tax liabilities associated with the amortizable intangible assets the valuation allowance for the U.S. deferred tax assets was reduced.

At September 30, 2008 and December 31, 2007, we had $46,048 and zero, respectively, of U.S. federal net operating losses, which will expire between 2024 and 2027, and had $9,619 and zero, respectively, of foreign-generated net operating losses, which will expire over various periods through 2015. The net operating losses are evaluated for each foreign jurisdiction and a full valuation allowance established where we believe that it is more likely than not based on available evidence that the asset will not be realized.

As a result of the change of control, we anticipate that there will be an annual limitation of the amount of the U.S. net operating losses that could be utilized in the future. The annual limitation has been estimated to be $4.3 million per year. In certain foreign jurisdictions the change of control has also resulted in a limitation of offset of existing net operating losses against future taxable and the foreign net operating losses have been reduced by $1,000.

We have recorded a valuation allowance of $9,653 and zero at September 30, 2008 and December 31, 2007, respectively, against net operating losses and deferred tax assets for which realization of any future benefit is uncertain due to taxable income limitations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Currently, we are not under audit for any open year in any U.S. jurisdictions. We operate in a number of international tax jurisdictions and are subject to audits of our income tax returns by tax authorities in those jurisdictions. We have open audit periods after 2002 in India, Canada and Europe, including France, Italy, Ireland and the Netherlands.

We have not provided taxes related to the potential repatriation of foreign subsidiary earnings because we believe they will be indefinitely reinvested outside of the United States. If future events necessitate that these earnings should be repatriated to the United States, an additional tax provision and related liability would be required.

We adopted the provisions of FIN 48 at our inception. Pursuant to the adoption of FIN 48, we recorded a reserve for unrecognized tax benefits of zero.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2008, we had reserved zero of accrued interest and penalties, which had increased to $1,917 as at September 30, 2008.

It is possible that within the next 12 months certain U.S. state and foreign examinations will be resolved, which could result in a estimated decrease in unrecognized tax benefits and interest and penalties of up to zero and $917, respectively.

Note 15 - Stock Options

The 2008 Stock Incentive Plan (the “Plan”) provides for the grant of incentive and nonqualified stock options. The Plan initially authorized grants of up to 5,000 shares of common stock at an exercise price not less than 100% of the fair value of the common stock at the date of grant. The Plan provides that the options shall be outstanding for a period not to exceed ten years from the grant date.

During the three and nine months ended September 30, 2008, we granted options to purchase 2,640 shares of common stock with an exercise price of $6.00 per share, representing a premium to the fair value of the underlying common stock at the date of grant. Options vest over a five year period, however, acceleration of vesting in 2009 is possible if we achieve certain earnings performance targets during the 2009 fiscal year that would accelerate between six and twelve months vesting. At September 30, 2008, none of the 2008 grants were vested, none had been exercised, and zero had been forfeited or cancelled.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Option term (years)	6.375	6.375
Volatility	43%	43%
Risk-free interest rate	3.27%	3.27%
Dividend yield	0%	0%
Weighted-average grant date fair value per option granted	$0.86	$0.86

The expected volatility assumption for each year indicated below was based upon the historical volatility of comparable companies from a representative peer group selected based on industry and market capitalization. The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term in options. The expected term of employee stock options granted was based on our estimated life of the options at the grant date.

Stock options under the Plan during nine months ended September 30, 2008 were as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2007	—	$—	$—	—
Granted	2,640	6.00	0.50	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2008	2,640	$6.00	$0.50	6.3

For the three and nine months ended September 30, 2008 and 2007, we recognized net stock compensation expense of $5 and none, respectively, for the stock options in the table above.

For the nine months ended September 30, 2008, no options vested were exercised or forfeited. The weighted-average remaining contractual term of exercisable options at September 30, 2008 and 2007 was 6.3 years and zero years, respectively.

As of September 30, 2008, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of the shares of exercisable stock at that time was zero. The intrinsic value of options exercised for the three and nine months ended September 30, 2008 and 2007, was zero.

As of September 30, 2008 and December 31, 2007, there was $1.3 and none, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of five years from issue date.

Restricted stock award activity during the nine months ended September 30, 2008 was as follows:

	Number of Shares (unvested)	Weighted average Grant-Date
Outstanding December 31, 2007	—	$—
Granted	112	7.85
Vested	—	—
Forfeited	—	—

Outstanding September 30, 2008	112	$7.85

Restricted stock awards vest quarterly over four years. No restricted shares vested during the three and nine months ended September 30, 2008.

Note 16 - Commitments and Contingencies

Leases

We lease our operating facilities and equipment under non-cancelable operating leases, which expire at various dates through 2014, and we have a capital lease obligation related to one facility. In addition, we have capital leases for furniture, computer and telephone equipment. The assets under capital lease are as follows:

	September 30, 2008	December 31, 2007
Furniture and fixtures	$235	$—
Building improvements	3,117	—
Computer equipment	687	27
Telecom and other equipment	4,320	—

	8,359	27
Less accumulated depreciation	(522)	—

	$7,837	$27

Future minimum payments under capital and operating leases consist of the following at September 30, 2008:

	Capital Leases	Operating Leases
2009	$2,728	$23,868
2010	1,799	20,519
2011	1,602	14,655
2012	1,216	8,483
2013	1,216	4,644
Thereafter	719	1,634

Total future minimum lease payments	9,280	$73,803

Less amount representing interest	(1,178)

	8,102
Less current portion	(2,428)

	$5,674

Rent expense for the three and nine months ended September 30, 2008 and 2007 totaled $3,838 and zero, respectively, net of market lease reserve amortization of $732 and zero, respectively. Rent expense is included in the accompanying consolidated statements of operations in selling, general and administrative expenses.

Contingencies

We are self-insured with respect to medical and dental claims by our employees located in the United States, subject to an annual insured stop-loss limit on per-claim payments of $125 and an overall insured stop-loss limit of $1.875 per covered participant. We believe that our self-insurance reserves of $666 at September 30, 2008 and zero at December 31, 2007 will be adequate to provide for future payments required related to claims prior to that date.

We are subject to various lawsuits and other claims in the normal course of business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. We establish reserves for specific liabilities in connection with regulatory and legal actions that we deem to be probable and estimable. There were no material claims that required accrual at September 30, 2008 and 2007, respectively.

Note 17 - Geographic Operations and Concentrations

We operate in one operating segment, but provide services primarily in four regions. The following table presents geographic information regarding our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
North America	$34,488	$—	$34,488	$—
Europe, Middle East and Africa	36,831	—	36,831	—
Latin America	7,442	—	7,442	—
Asia Pacific	2,776	—	2,776	—

	$81,537	$—	$81,537	$—

	September 30, 2008	December 31, 2007
Total assets:
North America	$245,245	$248,718
Europe, Middle East and Africa	72,218	—
Latin America	4,464	—
Asia Pacific	8,644	—

	$330,571	$248,718

We derive significant revenues from three significant clients. At September 30, 2008, two of our largest clients were Dell, Inc. and Hewlett-Packard Company, both global computer companies, and the other client was British Telecommunications plc, a managed services provider company. Revenues from these three clients comprised 15%, 19% and 12%, respectively, of the total revenues for the three and nine months ended September 30, 2008 (includes two months of SHC’s results). Related accounts receivable from these three clients were 21%, 16% and 11%, respectively, of our total accounts receivable at September 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

Overview

Stream Global Services, Inc. (“we”, “us” or “SGS”) is a corporation organized under the laws of the State of Delaware and was incorporated on June 26, 2007. We were formed as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination with one or more domestic or international operating businesses.

On October 23, 2007, we consummated our initial public offering, or IPO, from which we received total gross proceeds of $250.0 million and net proceeds of $246.3 million which were deposited into a trust account, which included $7.5 million of proceeds from the sale of 7,500,000 warrants purchased by certain founding stockholders. In connection with the IPO, a total of $7.5 million of underwriters fees were deferred until the completion of our initial acquisition. In order to consummate an initial business combination, our certificate of incorporation provided that holders of no more than 29.9% of our common stock or 9,374,999 shares of common stock vote against our initial business combination and seek conversion rights for their pro rata share of the funds held in trust.

We sold units issued in our IPO, each unit consisting of one share of our common stock and a warrant to purchase one share of our common stock, to the underwriters at a price of $7.44 per unit (a discount of $0.56 per unit), resulting in an aggregate underwriting discount of $17.5 million. In connection with our IPO, we also sold to the underwriters, for $100, an option to purchase up to a total of 1,562,500 units, or the Unit Purchase Option. Upon the consummation of our acquisition of Stream Holdings Corporation, or SHC, as described below, the underwriters sold the Unit Purchase Option to us for $100.

On July 31, 2008, we consummated the acquisition of SHC pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of June 2, 2008, among SGS, River Acquisition Subsidiary Corp., a wholly owned subsidiary of SGS, and SHC. The transaction was valued at $130.3 million for accounting purposes (which reflected the $200.0 million purchase price less assumed indebtedness, transaction fees, employee transaction related bonuses, professional fees, stock option payments and payments for working capital). On July 31, 2008, holders of 8,946,779 shares of our common stock exercised their conversion rights and we paid an aggregate of $70.59 million to such holders. In connection with the consummation of the acquisition of SHC, our stockholders approved changing our name from Global BPO Services Corp. to Stream Global Services, Inc. and our stockholders also approved an amendment to our certificate of incorporation to increase the authorized number of shares of common stock from 119,000,000 to 149,000,000.

On August 7, 2008, we consummated a private placement pursuant to the terms of the preferred stock purchase agreement, dated June 2, 2008, as amended, or the Preferred Stock Purchase Agreement, by and between SGS and Ares Corporate Opportunities Fund II, L.P., a Delaware limited liability partnership, or Ares, we issued to Ares 150,000 shares of our Series A Convertible Preferred Stock, $0.001 par value per share, or the Series A Preferred Stock, for an aggregate purchase price of $150.0 million. The Series A Preferred Stock is convertible at the option of Ares into shares of our common stock at an initial conversion price of $6.00 per share, subject to adjustment for stock dividends, subdivisions, reclassifications combinations or similar type events. In addition, in a separate transaction on August 7, 2008, certain of our founding stockholders sold 7,500,000 warrants that were purchased by them in a private placement immediately prior to our IPO to Ares for an aggregate purchase price of $7,500. For accounting purposes we have valued these warrants at their estimated fair value for accounting at $.58 per warrant and have credited $4.35 million to stockholders’ equity from the value of the Series A Preferred Stock on our balance sheet at September 30, 2008.

Also on August 7, 2008, we commenced a self-tender offer to purchase up to 20,757,046 shares of our common stock at a purchase price of $8.00 per share. On September 5, 2008, we closed the self-tender. We accepted for purchase 20,757,046 shares of our common stock at a price of $8.00 per share, for a total cost of $166.0 million, excluding fees and expenses related to the offer. The proration factor for the tender offer was approximately 99%.

We are a global provider of customer relationship management, or CRM, and other business process outsourcing, or BPO, services to companies in the technology, software, consumer electronics and communications industries. Our CRM solutions encompass a wide range of telephone, e-mail and Internet based services and technical support programs designed to maximize the long-term value of the relationships between our clients and their customers, or end-users. Technical support programs may involve technical troubleshooting, hardware, warranty support and game support, hosted services, data management, telecommunications services and professional services. Customer service includes activities such as customer setup/activations, up-sell or cross-sell programs, revenue generation, customer billing inquiries and customer retention or win back programs. We work closely with our clients to design and implement large-scale, tailored CRM programs that provide comprehensive solutions to their specific business needs. We deliver services from our 32 service centers in 18 countries. As of September 30, 2008 we had over 13,000 employees worldwide.

We are subject to quarterly fluctuations in our revenues and earnings, based on the timing of new and expiring client programs and seasonality in certain client programs. From time to time clients seek to shift their CRM programs to lower cost providers, which may interrupt or decrease our results of operations as we seek to shift personnel and other resources to the CRM and other BPO services provided to our higher margin clients.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated condensed financial statements in conformity with generally accepted accounting principles in the United States requires the appropriate application of accounting policies, many of which require management to make estimates and assumptions about future events and their impact on amounts reported in our consolidated condensed financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results may differ from estimates. Such differences may be material to the consolidated condensed financial statements.

Equipment and Fixtures

Equipment and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over a five-year life, software over a three- to five-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease and is recorded in depreciation and amortization expense. Repair and maintenance costs are expensed as incurred.

The carrying value of equipment and fixtures to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, we redeploys equipment and fixtures from underutilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the underutilized centers would not be sufficient to recover the carrying amount of these assets.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, goodwill is reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value is determined based on discounted cash flows. We operate in one reporting unit, which is used for impairment testing and the allocation of acquired goodwill. Intangible assets that are identified in connection with the acquisition of SHC are amortized over their estimated useful life. Intangible assets with a finite life are recorded at cost and amortized using the straight-line method over their estimated useful life. Client lists and relationships are amortized ten years, market adjustments related to facility leases are amortized over the term of the respective lease and developed software is amortized over five years. Brands and trademarks are not amortized as their life is indefinite. We evaluate the continuing value of brands and trademarks on a quarterly basis based upon their usage and value.

Stock-Based Compensation

At September 30, 2008, we had a stock-based compensation plan for employees and directors.

We adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)) at our inception. For share-based payments, the fair value of each grant, including both the time-based grants and the performance-based grants, is estimated on the date of grant using the Black-Scholes-Merton option valuation model and assumes the performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any previously recognized cost is reversed. Stock compensation expense is recognized on a straight-line basis over the vesting term, net of an estimated future forfeiture rate. The forfeiture rate assumption (19.5% as of September 30, 2008) is based on the predecessor’s historical experience.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 amends SFAS No. 115 to permit entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 159 in the first quarter of fiscal year 2008. The adoption of SFAS No. 159 did not have an impact on our financial position, results of operations or cash flow, as we did not elect this fair value option on any financial assets or liabilities.

In December 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 141R, Business Combinations, or FAS 141R. FAS 141R replaces FASB Statement No. 141, Business Combinations (FAS 141). FAS 141R retains the fundamental requirements in FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after

December 15, 2008. Therefore, we are required to adopt FAS 141R on January 1, 2009. Adoption of FAS 141R will not impact our accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, we expect our accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

In December 2007, the FASB issued FAS No. 160, Non-Controlling Interest in Consolidated Financial Statements—an Amendment of ARB No. 51, or FAS 160. FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, we are required to adopt FAS 160 on January 1, 2009. We are currently evaluating the requirements of FAS 160 and the potential impact on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of this standard on our financial condition, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP No. FAS 142-3. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R, and other U.S. generally accepted accounting principles. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FSP No. FAS 142-3 on our consolidated results of operations and financial conditions.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not currently expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

Pro Forma and Adjusted Pro Forma Financial Information

The acquisition of SHC is our first business combination and accordingly we do not believe a comparison of the results of operations and cash flows for the three and nine months ended September 30, 2008 compared to September 30, 2007 is very beneficial to our stockholders. In order to assist investors in better understanding the changes in our business between the three and nine months ended September 30, 2008 and 2007 we are presenting in management’s discussion and analysis section below in the pro forma results of operations for SGS and SHC for the three and nine months ended September 30, 2008 and 2007 as if the acquisition of

SHC occurred on January 1, 2008 and 2007, respectively. We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of SHC for the period from January 1, 2008 to July 31, 2008 (the date of the SHC acquisition) and the three months and nine months ended September 30, 2007, and (ii) our unaudited consolidated financial statements for the three and nine months ended September 30, 2008 and 2007. We are presenting the pro forma information in order to provide a more meaningful comparison of our operating results with prior periods.

The following are pro forma unaudited results of operations for the three months and nine months ended September 30, 2008 and 2007 assuming the acquisition of SHC occurred on January 1, 2008 and 2007, respectively:

Stream Global Services, Inc.

Pro Forma Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$124,536	$113,832	$393,622	$345,645
Direct cost of revenue	78,707	76,312	253,205	229,017

Gross profit	45,829	37,520	140,417	116,628

Operating expenses:
Selling, general and administrative expenses	39,535	34,619	121,323	103,639
Depreciation and amortization expense	5,938	5,025	17,460	14,488

Total operating expenses	45,473	39,644	138,783	118,127

Income (loss) from operations	356	(2,124)	1,634	(1,499)

Other (income) expenses, net:
Foreign currency transaction loss (gain)	649	(1,417)	(1,116)	441
Other (income) expense, net	(1,474)	26	1,402	(1,141)
Interest expense, net	1,379	1,896	5,285	5,642

Total other (income) expenses, net	554	505	5,571	4,942

Income (loss) before provision for income taxes	(198)	(2,629)	(3,937)	(6,441)
Provision for Income taxes	2,528	2,896	7,975	4,085

Net income (loss)	$(2,726)	$(5,525)	$(11,912)	$(10,526)

Amounts as a percentage of revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Direct cost of revenue	63.2	67.0	64.3	66.3

Gross profit	36.8	33.0	35.7	33.7

Operating expenses:
Selling, general and administrative expenses	31.7	30.4	30.8	30.0
Depreciation and amortization expense	4.8	4.5	4.5	4.1

Total operating expenses	36.5	34.9	35.3	34.1

Income (loss) from operations	0.3	(1.9)	0.4	(0.4)

Other (income) expenses, net:
Foreign currency transaction loss (gain)	0.5	(1.3)	(0.3)	0.1
Other (income) expense, net	(1.2)	0.0	0.4	(0.3)
Interest expense, net	1.2	1.7	1.3	1.6

Total other (income) expenses, net	0.5	0.4	1.4	1.4

Income (loss) before provision for income taxes	(0.2)	(2.3)	(1.0)	(1.8)
Provision for Income taxes	2.0	2.6	2.0	1.2

Net income (loss)	(2.2)%	(4.9)%	(3.0)%	(3.0)%

We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of SHC from January 1, 2008 to July 31, 2008 (the date of the SHC acquisition) and the three months and nine months ended September 30, 2007, and (ii) the unaudited consolidated financial statements for the three months and nine months ended September 30, 2008 and 2007. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of SHC.

Revenues

We derive our revenues by providing technical support, warranty support and game support, hosted services, data management, telecommunication services, professional services and customer care services. Our services are typically bundled together to include our technical support provided by our service professionals, our hosted technology, our data management and reporting and other professional services. We bill for our services in a variety of manners, including per minute, per contact, per hour and per full-time equivalent. Revenues also include reimbursement of certain expenses including telecom, training and miscellaneous costs for certain customers.

Direct Cost of Revenue (exclusive of depreciation and amortization)

We record the costs specifically associated with client programs as direct cost of revenues. These costs include direct labor wages and benefits of service professionals as well as reimbursable expenses such as telecommunication charges. The most significant portion of our direct cost of revenue is attributable to compensation, benefits and payroll taxes. These costs are expensed as they are incurred. Direct costs are affected by prevailing wage rates in the countries in which they are incurred.

Operating Expenses

Our operating expenses consist of all expenses of operations other than direct costs of revenue, such as information technology, telecommunication sales and marketing costs, finance, human resource management and other functions and service center operational expenses such as facility, operations and training and depreciation and amortization. Sales and marketing costs consist principally of compensation expense related to business development, proposal preparation and delivery, solution development, collateral materials, commissions and negotiation of new client contracts.

Other Expenses, Net

Other expenses, net consists of the foreign currency transaction gains or losses, other income, interest income and interest expense. Interest expense includes interest expense and amortization of debt issuance costs associated with our indebtedness under our credit lines, term loans, and capitalized lease obligations.

We generate revenue and incur expenses in several different currencies. We do not operate in any countries subject to hyper-inflationary accounting treatment. Our most common transaction currencies are the U.S. Dollar, the Euro, the Canadian Dollar, the British Pound, and the Indian Rupee. Our customers are most commonly billed in the U.S. Dollar or the Euro. We report our operating results using the average actual exchange rates in effect during the accounting period.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred assets and liabilities for the future income tax consequence of transactions that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, using the enacted tax rates for the year in which the differences are expected to reverse. We provide valuation allowances against deferred tax assets whenever we believe it is more likely than not, based on available evidence, that the deferred tax asset will not be realized.

We adopted FASB No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48, at our inception. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have an effect on our consolidated financial position or results of operations.

Results of Operations

Three months ended September 30, 2008 compared with three months ended September 30, 2007

Revenues. Revenues increased $10.7 million, or 9.4%, to $124.5 million for the three months ended September 30, 2008, compared to $113.8 million for the three months ended September 30, 2007. The increase is primarily attributable to a $10.4 million growth in revenue with our ten largest clients from both existing and new services provided to those clients in 2008.

Revenues for services performed in our U.S. and Canada service centers decreased $5.8 million, or 10.0%, for the three months ended September 30, 2008, as a result of an ISP client contract which ended in the last half of 2007. Revenues for services performed in European service centers increased $12.2 million, or 30.0%. The majority of this increase is attributable to increased volumes from both new and existing clients, coupled with additional revenue due to a strengthened Euro relative to the U.S. dollar. Revenues for services performed in offshore service centers in India, Costa Rica, the Dominican Republic and Tunisia increased $4.3 million, or 28.3%, due to additional volume from existing and new clients. Revenues in our offshore locations represented 15.7% of consolidated revenues for the three months ended September 30, 2008, compared to 13.4% in the same period in 2007.

Direct Cost of Revenue (exclusive of depreciation and amortization). Direct cost of revenue (exclusive of depreciation and amortization) increased $2.4 million, or 3.1%, to $78.7 million for the three months ended September 30, 2008, compared to $76.3 million for the three months ended September 30, 2007. This increase is primarily attributable to incremental labor cost required to support revenue growth. After excluding the $2.5 million Canadian and Euro currency exchange impact, direct labor costs decreased from $73.1 million to $72.3 million, or 1.0%.

Gross Profit. Gross profit increased $8.3 million, or 22.1%, to $45.8 million for the three months ended September 30, 2008 compared to $37.5 million for the three months ended September 30, 2007. Gross profit as a percentage of revenue increased from 33.0% to 36.8%. Gross margin percentage increased for services performed in our service centers due to higher margin contracts implemented in 2007 and better management of our operating expenses in our service centers, particularly in Europe.

Operating Expenses. Operating expenses increased $5.8 million, or 14.7%, to $45.5 million for the three months ended September 30, 2008, compared to $39.6 million for the three months ended September 30, 2007, primarily due to an increase in sales, general and administrative expense, which grew from $34.6 million to $39.5 million, or 14.2%. After excluding the $1.5 million Canadian and Euro currency exchange impact, the increase in sales, general and administrative expense was due to (i) a $1.1 million increase in labor costs due to incremental management, operations and administrative staff required to support our revenue growth, and (ii) an occupancy expense increase of $0.5 million primarily attributable to new service center openings after the first half of 2007. Depreciation and amortization represented $0.9 million of the increase in operating expenses attributable to additions to equipment and fixtures totaling $19.0 million including capital leases during the twelve months ended September 30, 2008. The additions to equipment and fixtures were to support new business, open new service centers and maintain and upgrade our technology infrastructure. Operating expenses as a percentage of revenues increased to 36.5% for the three months ended September 30, 2008 compared to 34.9% for the three months ended September 30, 2007 due to higher fixed occupancy cost related to the added site location capacity in late 2007.

Other (Income) Expenses, Net. Other (income) expenses, net increased $0.1 million, or 9.7%, to $0.6 million for the three months ended September 30, 2008, compared to $0.5 million for the three months ended September 30, 2007. Foreign exchange gains and losses are primarily the result of intercompany activity and related hedging.

Income Taxes. Income taxes decreased $0.4 million, or 12.7%, to $2.5 million for the three months ended September 30, 2008, compared to $2.9 million for the three months ended September 30, 2007. Foreign tax expense was $1.7 million in the three months ended September 30, 2008 and 2007 and the effective foreign tax rate remained the same at 37.8%. Stream operates in a number of countries outside the U.S. that are generally taxed at lower rates and this can have a significant impact on the effective tax rate. During the three months ended September 30, 2008 there was a tax expense of $0.2 million related to amounts required to be recorded under the uncertain tax positions under FIN 48.

Net Income (Loss). Net loss decreased by $2.8 million, or 50.7%, to $2.7 million for the three months ended September 30, 2008, compared to $5.5 million for the three months ended September 30, 2007. This decrease is primarily due to increased revenue, margin, and a decrease in provision for income taxes, caused by the factors discussed above.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007

Revenues. Revenues increased $48.0 million, or 13.9%, to $393.6 million for the nine months ended September 30, 2008, compared to $345.6 million for the nine months ended September 30, 2007. The increase is primarily attributable to a $72.2 million growth in revenue with our ten largest clients from both existing and new services provided to those clients in 2008.

Revenues for services performed in our U.S. and Canada service centers decreased $18.7 million, or 9.9%, for the nine months ended September 30, 2008, as a result of large volumes from a seasonal client in the nine months ended September 30, 2007, coupled with an ISP client contract which ended in the last half of 2007. Revenues for services performed in European service centers increased $53.1 million, or 46.8%. The majority of this increase is attributable to increased volumes from both new and existing clients, coupled with additional revenue due to a strengthened Euro relative to the U.S. dollar. Revenues for services performed in offshore service centers in India, Costa Rica, the Dominican Republic and Tunisia increased $13.6 million, or 32.1%, due to additional volume from existing and new clients. Revenues in our offshore service centers represented 14.2% of consolidated revenues for the nine months ended September 30, 2008, compared to 12.2% in the same period in 2007.

Direct Cost of Revenue (exclusive of depreciation and amortization). Direct cost of revenue (exclusive of depreciation and amortization) increased $24.2 million, or 10.6%, to $253.2 million for the nine months ended September 30, 2008, compared to $229.0 million for the nine months ended September 30, 2007. This increase is primarily attributable to incremental labor cost required to support revenue growth. After excluding the $15.2 million Canadian and Euro currency exchange impact, direct labor costs increased from $219.3 million to $226.3 million, or 3.2%.

Gross Profit. Gross profit increased $23.8 million, or 20.4%, to $140.4 million for the nine months ended September 30, 2008 from $116.6 million for the nine months ended September 30, 2007. Gross profit as a percentage of revenue increased from 33.7% to 35.7%. Gross margin percentage increased for services performed in European service centers due to higher margin contracts implemented in 2007 and better management of our costs.

Operating Expenses. Operating expenses increased $20.7 million, or 17.5%, to $138.8 million for the nine months ended September 30, 2008, compared to $118.1 million for the nine months ended September 30, 2007, primarily due to an increase in sales, general and administrative expense, which grew from $103.6 million to $121.3 million, or 17.1%. After excluding the $4.6 million Canadian and Euro currency exchange impact, the increase in sales, general and administrative expense was due to (i) a $5.3 million increase in labor costs due to incremental management, operations and administrative staff required to support our revenue growth, and (ii) an occupancy expense increase of $5.2 million primarily attributable to new service center openings after the first half of 2007. Depreciation and amortization represented $2.9 million of the increase in operating expenses attributable to additions to equipment and fixtures totaling $19.0 million including capital leases during the twelve months ended September 30, 2008. The additions to equipment and fixtures were to support new business, open new service centers and maintain and upgrade our technology infrastructure. Operating expenses as a percentage of revenues increased to 35.3% for the nine months ended September 30, 2008 compared to 34.1% for the nine months ended September 30, 2007 due to higher fixed occupancy cost related to the added site location capacity in 2007.

Other (Income) Expenses, Net. Other (income) expenses, net increased $0.6 million, or 12.7%, to $5.6 million for the nine months ended September 30, 2008, compared to $4.9 million for the nine months ended September 30, 2007. This increase consisted of a foreign exchange gain for the nine months ended September 30, 2008 of $1.1 million, compared to a foreign exchange loss of $0.4 million for the nine months ended September 30, 2007. Foreign exchange gains and losses are primarily the result of intercompany activity and related hedging.

Income Taxes. Income taxes increased $3.9 million, or 95.2%, to $8.0 million for the nine months ended September 30, 2008, compared to $4.1 million for the nine months ended September 30, 2007. Foreign tax expense comprised $6.5 million in the first nine months of 2008 and $4.1 million for the same period in 2007 and the effective foreign tax rate decreased from 34.9% to 27.5%. The increase in expense was driven by a $1.5 million charge in respect of FIN 48, higher income in foreign jurisdictions offset by the decrease in the effective rate reflecting changes in the mix of operations. We operate in a number of countries outside the U.S. that are generally taxed at lower rates and this can have a significant impact on the effective tax rate.

Net Income (Loss). Net loss increased by $1.4 million, or 13.2%, to $11.9 million for the nine months ended September 30, 2008, compared to $10.5 million for the nine months ended September 30, 2007. This increase is primarily due to income tax expenses caused by the factors discussed above.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital associated with the expenses we incur in performing services under our client contracts and capital expenditures for the opening of new service centers, including the purchase of computers and related equipment. We have in place a credit facility that includes term loans and a revolving line of credit that allow us to manage our cash flows. Our ability to make payments on the credit facility, to replace our indebtedness, and to fund working capital and planned capital expenditures will depend on our ability to generate cash in the future. We have secured our working capital facility through our accounts receivable and therefore, our ability to continue servicing debt is dependant upon the timely collection of those receivables.

We made capital expenditures of $9.2 in the nine months ended September 30, 2008. We continue to make capital expenditures to build new service centers, meet new contract requirements and maintain and upgrade our technology.

Working Capital and Term Loan Facilities. On July 31, 2008, we as guarantor, entered into a Fourth Amended and Restated Revolving Credit Term Loan and Security Agreement, or the Credit Agreement, with PNC Bank, National Association, or PNC, as Lender and as Agent), PNC Capital Markets LLC (as Lead Arranger), SHC (as Borrowing Agent), and the other Loan Parties signatory thereto (as Loan Parties). The Credit Agreement amended and restated SHC’s credit facility with PNC, providing for an increase in the revolving credit from $86.0 million to $100.0 million, extending the maturity date by five years to 2013 and providing SGS as a guarantor. The

Credit Agreement included a $10.0 million collateral reserve. The Credit Agreement did not otherwise materially change the terms of SHC’s credit facility. The facility is comprised of a $100.0 million senior secured revolving credit facility under which borrowing availability is based on, among other things, the Borrowers’ (as defined in the Credit Agreement) eligible billed and unbilled accounts receivable. The balance of the financing consists of a senior secured domestic term loan of approximately $5.067 million and a senior secured foreign term loan of approximately $2.369 million. The financing facilities have a five-year term. Outstanding balances under the revolving credit facility bears interest at either LIBOR plus a margin ranging from 200 to 250 basis points or at the base rate plus a margin ranging from 0 to 25 basis points. The term loans bear interest at LIBOR plus a margin ranging from 275 to 325 basis points or at the base rate plus a margin ranging from 25 to 75 basis points, in each case based on the combined fixed charge coverage ratio of SHC. The interest rate is subject to change under additional circumstances. The balance outstanding under the prior credit facility and term loans continued as part of the new revolving credit and term debt facility. The facility also requires compliance with certain financial covenants. On November 14, 2008, we amended the Credit Agreement to require delivery of an audited opening balance sheet of the borrowers by April 1, 2009. The obligations of the Borrowers’ under the facility are secured by certain assets of the Borrowers’ and by certain assets of SHC. The guarantee provided by SGS is unsecured. PNC is in the process of syndicating the facility and in the event that market conditions do not allow it to syndicate under existing terms PNC can reasonably seek to modify the pricing and terms of the facility. Such future terms, pricing and structure may be less favorable than those that currently exist.

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of September 30, 2008, we had approximately $10 million of these letters of credit in place under our working capital facility.

Contractual Obligations. We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of September 30, 2008:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$68,839	$2,650	$4,599	$61,590	$—
Operating lease obligations	73,803	23,868	35,174	13,127	1,634
Capital lease obligations	9,280	2,728	3,401	2,432	719

Total	$151,922	$29,246	$43,174	$77,149	$2,353

Certain leases are backed by letters of credit totaling approximately $10.0 million at September 30, 2008. The obligations under the letters of credit reduce annually as the underlying obligations are satisfied.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

As of September 30, 2008, we had $31.5 million in unrestricted cash and cash equivalents, and working capital (measured by current assets less current liabilities) of $62.2 million, due to the classification of our existing credit facilities that expired on July 31, 2008.

Net cash used in operating activities totaled $7.8 million for the nine months ended September 30, 2008, a $7.8 million increase from the $0.0 million used in the nine months ended September 30, 2007. Net income increased $1.0 million and non-cash charges were $4.1 million greater in the nine months ended September 30, 2008 than those generated in the nine months ended September 30, 2007 primarily as a result of the $4.0 million increase for the depreciation and amortization of acquired assets. The increase of $12.9 million in cash used in operating activities is due primarily to the increase of $15.7 million in cash used for accrued liabilities and other liabilities.

Net cash provided by investing activities totaled $137.9 million for the nine months ended September 30, 2008, a $137.9 million increase from the $0.0 million used in the nine months ended September 30, 2007. This is primarily attributable to the release of restrictive cash from the initial public offering that was used to acquire SHC offset by the cash used to acquire SHC.

Net cash used in financing activities totaled $98.7 million for the nine months ended September 30, 2008, a $98.6 million increase from the $0.0 million of cash provided by financing activities for the nine months ended September 30, 2007. The increase is due to proceeds from issuance of the Series A Preferred Stock offset by cash used to purchase shares of common stock in our self-tender offer.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We are exposed to seasonality in our revenues because of the nature of certain consumer-based clients. We may experience approximately 10% increased volume associated with the peak processing needs in the fourth quarter coinciding with the holiday period and a somewhat seasonal overflow into the first quarter of the following year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Our risk management strategy includes the use of derivative instruments to reduce the effects on our operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates we exposes ourselves to counterparty credit risk.

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments bear interest at variable rates, including capital leases. At September 30, 2008, we had outstanding borrowings under variable debt agreements that totaled approximately $68.8 million. A hypothetical 1.0% increase in the interest rate would have increased interest expense by approximately $0.4 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

There were no outstanding interest rate swaps covering interest rate exposure at September 30, 2008.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using our service centers in Canada, India, the Dominican Republic and Costa Rica. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in the local currency of the country in which the contracts are serviced which creates foreign exchange exposure. Given the significance of our foreign operations and the potential volatility of the Canadian dollar and Indian rupee versus the U.S. dollar, we use forward purchases of Canadian dollars and Indian rupees to minimize the impact of currency fluctuations. As of September 30, 2008, we had entered into forward contracts with two financial institutions to acquire a total of 24.5 million in Canadian dollars at prices ranging from .9991 to 1.0369 USD/CAD and 128.7 million in Indian rupees at prices ranging from 43.13 to 44.21 USD/INR.

Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.

Changes in market rates may impact the banks’ LIBOR rate or prime rate. For instance, if either the LIBOR or prime rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $10,800 based upon our total credit facility.

ITEM 4T.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the Securities and Exchange Commission.

Risks Related to SGS

Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding redeemable warrants to purchase an aggregate of 31,250,000 shares of common stock issued in our IPO became exercisable on October 17, 2008. In addition, non-redeemable warrants to purchase an aggregate of 7,500,000 shares of common stock held by Ares are also outstanding and became exercisable on October 17, 2008. All of these outstanding warrants have an exercise price of $6.00 per share. As of November 14, 2008, the closing price of our shares traded on the American Stock Exchange, or AMEX, was $1.33 per share. In addition, when these warrants are exercised, sales of the underlying shares in the public market could adversely affect the market price of our common stock.

The completion of the merger could result in disruptions in business, loss of clients or contracts or other adverse effects.

Our recently completed merger with SHC may cause disruptions, including potential loss of clients and other business partners, in our business, which could have material adverse effects on our business and operations. Although we believe that our business relationships are and will remain stable following this merger, our clients and other business partners, in response to the completion of the merger, may adversely change or terminate their relationships with us, which could have a material adverse effect on our business.

We must comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established control framework and to report on our management’s conclusion as to the effectiveness of these internal controls over financial reporting beginning with the fiscal year ending December 31, 2009. As a result of our request and the Securities and Exchange Commission’s concurrence, we will not be required to complete an assessment of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and the rules thereunder for the year ended December 31, 2008. The requested accommodation was granted by the Securities and Exchange Commission on October 22, 2008. We will also be required to have an independent registered public accounting firm test the internal controls over financial reporting and report on the effectiveness of such controls for the fiscal year ending December 31, 2009 and subsequent years. Any delays or difficulty in satisfying these requirements could adversely affect future results of operations and our stock price.

We are likely to incur significant costs to comply with these requirements. We may in the future discover areas of internal controls over financial reporting that need improvement, particularly with respect to any businesses acquired in the future. There can be no assurance that remedial measures will result in adequate internal controls over financial reporting in the future. Any failure to implement the required new or improved controls, or difficulties encountered in their implementation, could materially adversely affect our results of operations or could cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our auditors are unable to provide an unqualified report regarding the effectiveness of internal controls over financial reporting as required by Section 404, investors may lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. In addition, failure to comply with Section 404 could potentially subject us to sanctions or investigation by the Securities and Exchange Commission or other regulatory authorities.

The loss of key executives could adversely affect our ability to integrate SHC and operate our business.

The success of our integration of SHC, and the success of our ongoing business, will be dependent upon the continued service of a relatively small group of our key executives. The loss of one or more of these key employees or failure to recruit, hire, train and retain other highly qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

There can be no assurance that AMEX will continue to list our securities on its exchange, and any delisting could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, common stock and warrants are listed on AMEX, a national securities exchange. We cannot assure you that our securities will continue to be listed on AMEX in the future. If AMEX delists our securities from trading on its exchange and we are unable to list our securities on another exchange, our securities could be quoted on the OTC Bulletin Board, or “pink sheets.” As a result, we could face significant adverse consequences, including but not limited to the following:

•	a limited availability of market quotations for our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

•	a more limited amount of news coverage for us;

•	a reduced liquidity for our securities;

•	a limited amount of financial analyst coverage for us;

•	a decreased ability to obtain new financing or issue new securities on favorable terms in the future;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•	a decreased ability of our security holders to sell their securities in certain states.

Stockholders’ interests in us will be diluted significantly by the conversion of our Series A Preferred Stock, which could affect the market price of our common stock.

The Series A Preferred Stock is convertible into shares of our common stock at a conversion price of $6.00 per share. The aggregate stated value of the Series A Preferred Stock is $150.0 million, and all such Series A Preferred Stock may be converted into an aggregate of 25,000,000 shares of our common stock. The Series A Preferred Stock has an annual dividend rate of 3%, calculated semi-annually. Accrued dividends may be paid, at our option, by increasing the stated value of the Series A Preferred Stock by an equal amount, which amount shall be convertible into shares of our common stock at the conversion price of $6.00. To the extent the Series A Preferred Stock is converted into shares of our common stock, the issuance of substantial numbers of shares of common stock would increase the number of outstanding shares of our common stock and could have an adverse effect on the market price for our securities and on our ability to obtain future public or private financing.

The Series A Preferred Stock ranks senior to our common stock with respect to distributions upon our liquidation.

The Series A Preferred Stock ranks senior to our common stock for purposes of any liquidation event. Accordingly, as long as Series A Preferred Stock is outstanding, no distributions upon liquidation may be made to the holders of our common stock unless the holders of our Series A Preferred Stock have received distributions equal to their liquidation preference, which is the greater of the stated value, initially $1,000 per share, plus accrued dividends, and the amount payable to such holders had all of the Series A Preferred Stock been converted into our common stock. As a result, it is possible that, upon liquidation, all of the amounts available for distribution to our equity holders would be paid to the holders of the Series A Preferred Stock and our other stockholders would not receive any payment.

Ares is our largest stockholder and has significant influence and control over our management and affairs.

Ares owns approximately 72.5% of our common stock on an as converted basis, based on our outstanding shares as of October 31, 2008 and assuming (i) conversion of all of the Series A Preferred Stock and (ii) no exercise of any of our 38,750,000 outstanding warrants. Ares is entitled to appoint to our board of directors a number of directors proportional to its ownership percentage. As a result, Ares has significant influence and control over our management and affairs.

Ares could make it more difficult or even impossible for a third party to acquire us without its consent.

For so long as 30% or more of the number of shares of Series A Preferred Stock first issued to Ares remain outstanding, or for so long as the outstanding shares of Series A Preferred Stock represent, in the aggregate, 20% or more of our equity on an as-converted basis, the holders of the Series A Preferred Stock have the right to approve mergers, consolidations, acquisitions by a third party and substantial asset sale transactions involving us if the consideration payable with respect to each share of Series A Preferred Stock is other than an amount in cash which is more than 150% of the conversion price of the Series A Preferred Stock.

Holders of Series A Preferred Stock have registration rights, and the exercise of such rights could adversely affect the market price of our common stock.

The holders of the Series A Preferred Stock have registration rights, subject to certain conditions, to require us to file registration statements under the Securities Act on up to four occasions to register shares of common stock issued upon the conversion of the Series A Preferred Stock and upon exercise of the certain warrants held by Ares to acquire up to 7,500,000 shares of our common stock. Any sale of a significant number of shares of common stock by holders of the Series A Preferred Stock could cause the market price of our common stock to decline.

Risks Related to Our Business and Industry

We have a history of losses and there can be no assurance that we will become or remain profitable or that losses will not continue to occur.

SHC had net losses of $25.4 million, $11.3 million and $5.3 million for the seven months ended September 30, 2008 and for the fiscal years ended December 31, 2007 and 2006, respectively. As successor to SHC’s business, we may continue to incur reported losses. To support growth, we increased our expense levels and our investments in facilities and capital equipment. As a result, we will need to significantly increase revenues or profit margins to maintain profitability. If our revenues or gross margins do not increase to support the higher levels of operating expenses and if new service offerings are not successful, our business, results of operations and financial condition will be materially and adversely affected.

A substantial portion of our revenue is generated from a limited number of clients, and the loss of one or more of these clients would materially reduce our revenue and cash flow and adversely affect our business.

We have derived and believe that we will continue to derive in the near term most of our revenue from a few major clients. Our three largest clients, Hewlett-Packard Company, British Telecom, and Dell Inc., accounted for approximately 17.0%, 14.1% and 13.3%, respectively, of SHC’s revenues for the nine months ended September 30, 2008 and 13.3%, 8.8% and 15.8%, respectively, for the year ended December 31, 2007. There can be no assurance that we will be able to retain these major clients or that, if we were to lose one or more of our major clients, we would be able to replace such clients with clients that generate a comparable amount of revenues. A number of factors could cause us to lose business or revenue from a client, and some of these factors are not predictable and are beyond our control. For example, a client may demand price reductions, change its outsourcing strategy, move work in-house or reduce previously forecasted demand. In addition, the volume of work we perform for specific clients may vary from year to year. In most cases, if a client terminates its contract with us or does not meet its forecasted demand, we have no contractual recourse even if we have hired and trained service professionals to provide services to the client. Thus, a major client in one year may not provide the same level of revenue in any subsequent year. Consequently, the loss of one or more of our major clients, or the inability to generate anticipated revenues from them, would have a material adverse effect on our business, results of operations and financial condition. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of clients and any revenue growth will depend on our success selling additional services to our large clients and expanding our client base.

Our revenue is highly dependent on a few industries and any decrease in demand for outsourced business processes in these industries could reduce our revenue and seriously harm our business.

Most of our clients are concentrated in the technology, consumer electronics and communications industries. The success of our business largely depends on continued demand for our services from clients in these industries, as well as on trends in these industries to outsource business processes. A downturn in any of our targeted industries, a slowdown or reversal of the trend to outsource business processes in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing could result in a decrease in the demand for our services, which in turn could harm our business, results of operations and financial condition.

Other developments may also lead to a decline in the demand for our services in these industries. For example, the industries we primarily serve, particularly the communications industry, have experienced a significant level of consolidation in recent years. Consolidation in any of these industries or acquisitions, particularly involving our clients, may decrease the potential number of buyers of our services. Any significant reduction in, or the elimination of, the use of the services we provide within any of these industries would reduce our revenue and cause our profitability to decline. Our clients may experience rapid changes in their prospects, substantial price competition and pressure on their results of operations. This may result in increasing pressure on us from clients in these key industries to lower our prices, which could negatively affect our business, results of operations and financial condition.

We may not be able to manage our growth effectively, which could adversely affect our results of operations.

SHC experienced rapid growth over the past several years and we anticipate future expansion and may not be able to continue to effectively manage our operations. Management of a rapidly growing business depends on a number of factors, including our ability to (i) initiate, develop and maintain client relationships and marketing operations, (ii) recruit, motivate and retain qualified management and hourly personnel, (iii) rapidly identify, acquire or lease suitable service center facilities on acceptable terms and complete build-outs of such facilities in a timely and economic fashion, (iv) maintain the quality of the services and products that we provide to our clients, and (v) deploy appropriate technology. Rapid growth can be expected to continue to place a significant strain on our management, operations, employees and resources. There can be no assurance that we will be able to effectively manage our expanding operations or achieve planned growth on a timely or profitable basis. If we were unable to manage our business effectively, our business, results of operations and financial condition would be materially adversely affected.

Our operating results are subject to fluctuation because our contracts are primarily short term and subject to early termination by our clients.

We enter into one to five year contracts, most of which are typically one-year contracts renewable on an annual basis. Although many of such contracts require the client to pay a contractually agreed amount based on a minimum level of expected volume, the contracts do not assure us a specific level of revenues and they generally do not designate us as the client’s exclusive service provider. There can be no assurance that we can renew or extend our contracts with our clients. Although many of such contracts require the client to pay a contractually agreed upon amount in the event of early termination, there can be no assurance that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for the significant investment often times we have made to support the cancelled program or for the revenues we may lose as a result of the early termination.

We may be unable to cost-effectively attract and retain qualified personnel, which could materially increase our costs.

Our business will also be dependent on our ability to recruit, hire, train and retain highly qualified technical and managerial personnel, including individuals with significant experience in the industries targeted by us. The CRM industry is labor intensive and is characterized by high personnel turnover. Any increase in our employee turnover rate would increase our recruiting and training costs, decrease operating effectiveness and productivity and delay or deter us from taking on additional business. Also, the introduction of significant new clients or the implementation of new large-scale programs may require us to recruit, hire and train personnel at an accelerated rate. In addition, certain of our facilities are located in geographic areas with relatively low unemployment rates, thus potentially making it more difficult and costly to attract and retain qualified personnel. There can be no assurance that we will be able to continue to hire, train and retain sufficient qualified personnel to adequately staff our business.

A decline in end-user acceptance of our clients’ products will decrease demand for our services and could have a material adverse effect on our business.

We charge our clients based on the number of inbound calls that we provide, or the amount of time our service professionals spend with end-users relating to our clients’ products. To the extent there is a decline in spending for our clients’ products, whether as a result of a decline in product acceptance, the technology, consumer electronics or communications industries, or the economy in general, our business will be adversely affected. There are a number of factors relating to discretionary consumer and business spending, including economic conditions affecting disposable income (such as employment, business conditions, taxation and interest rates) and the ability of our clients to sell their products, most of which are outside of our control. There can be no assurance that spending for our clients’ products will not be affected by adverse economic conditions, thereby affecting our business, results of operations and financial condition.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial position and operating results.

We intend to pursue acquisitions of companies or assets in order to enhance our market position and/or expand the types of BPO services that we offer to customers. We may not be able to find suitable acquisition candidates and we may not be able to consummate such acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot be sure that they will ultimately strengthen our competitive position or that clients, security analysts or investors will not view them negatively. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our operating results or financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, financial condition and operating results.

We may not be able to achieve incremental revenue growth or increased profitability.

Our strategy calls for us to achieve incremental revenue growth and increased profitability through initiatives, such as opening new off-shore service locations in places like China, the Philippines, Eastern Europe, South America, Latin America, Malaysia and Singapore, the addition or expansion of services, such as supply chain management, warranty services, credit and collection services, human resource and claims management, and language translation and interpretation services, the introduction of front-end technology-driven service solutions for self-help, home-shoring of agents and other technical assistance, and operational improvements in areas such as employee attrition, site capacity, transfer of certain administrative services to off-shore locations, utilization rates, use of technology and other operating metrics. However, there can be no assurance that we will not encounter difficulties or delays in implementing these initiatives, and any such difficulties or delays would adversely affect our future operating results.

A system failure could cause delays or interruptions of service, which could cause us to lose clients.

Our operations are dependent upon our ability to protect our service centers, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. In the event we experience a temporary or permanent interruption at one or more of our service centers and/or datacenters, through casualty, operating malfunction or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. While we maintain property and business interruption insurance, such insurance may not adequately compensate us for all losses that we may incur.

To be successful, we will need to continue to provide our clients with reliable service. Some of the events that could adversely affect our ability to deliver reliable service include: physical damage to our network operations centers; disruptions beyond our control; sabotage or terrorist attacks; power surges or outages; and software defects.

Although we maintain general liability insurance, including coverage for errors and omissions, there can be no assurance that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The occurrence of errors could result in a loss of data to us or our clients, which could cause a loss of revenues, failure to achieve product acceptance, increased insurance costs, product returns, legal claims, including product liability claims, against us, delays in payment to us by clients, increased service and warranty expenses or financial concessions, diversion of resources, injury to our reputation, or damages to our efforts to build brand awareness, any of which could have a material adverse effect on our market share and, in turn, our business, results of operations and financial condition.

We depend on third-party technology, which if it should become unavailable, contain defects, or infringe on another party’s intellectual property rights, could result in increased costs or delays in the production and improvement of our products or result in liability claims.

We license critical third-party software that we incorporate into our services on a non-exclusive basis. If our relations with any of these third-party software providers are impaired or the third-party software infringes upon another party’s intellectual property rights, our business could be harmed. The operation of our business would also be impaired if errors occur in the third-party software that it utilizes. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software. If the cost of licensing any of these third-party software products increases, our gross margin levels could significantly decrease.

We may not be able to compete effectively against competitors with greater resources or capabilities and may lose business if clients decide to reduce the amount of services outsourced.

The market in which we compete is highly competitive and fragmented. We expect competition to persist and intensify in the future. Our competitors include small firms offering specific applications, divisions of large entities, large independent firms and, most significantly, the in-house operations of clients or potential clients. A number of competitors have greater financial, technological and other capabilities and resources than we do. Moreover, there can be no assurance that additional competitors with greater resources will not enter the market.

Because we compete with the in-house operations of existing or potential clients, our business, results of operations and financial condition could be adversely affected if our existing clients decide to provide in-house CRM and other BPO solutions that currently are outsourced or if potential clients retain or increase their in-house customer service and product support capabilities. In addition, competitive pressures from current or future competitors or in-house operations could cause our services to lose market acceptance or result in significant price erosion, which would have a material adverse effect upon our business, results of operations and financial condition. Certain of our customers may in the future seek to consolidate services provided by us, which may in turn reduce the amount of work we perform for them.

Some of these existing and future competitors have greater financial, human and other resources, longer operating histories, greater technological expertise, more recognizable brand names and more established relationships than we do in the industries that we currently serve or may serve in the future. Some of our competitors may enter into merger, strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs. Increased competition, pricing pressure or loss of market share could reduce our operating margin, which could harm our business, results of operations and financial condition.

Our success may be affected by our ability to complete and integrate new service centers on a timely and cost effective basis.

We intend to continue to pursue a growth strategy of opening new service centers. We expect that some of these new service centers will be located off-shore and some may be in jurisdictions like South America, the Middle East, China and the Philippines where we have not done business in the past. The rate of new service center openings is subject to various contingencies, many of which are beyond our control. These contingencies include, among others, our ability to secure suitable sites on a timely basis and on satisfactory terms, our ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new service centers into existing operations and local regulatory matters and customs. A new service center involves significant capital expenditures for both the acquisition and improvement of the site. Each service center must ramp up in utilization to become profitable, which can typically take 6-12 months to achieve. There can be no assurance that we can open new service centers on a timely or cost effective basis or that once opened, the service centers will be profitable.

Our international operations and sales subject us to risks associated with unexpected events.

We conduct business various countries outside of the United States, including Canada, the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, Bulgaria, India, the Philippines, El Salvador, Tunisia, the Dominican Republic and Costa Rica. Our international operations accounted for approximately 56.5% of SHC’s revenues for the nine months ended September 30, 2008 and 74.2% for the year ended December 31, 2007. A key component of our growth strategy is our continued international expansion, especially in lower-cost labor markets, such as China, India, the Philippines, Eastern Europe, the Middle East, South America, Latin America, Malaysia and Singapore. There can be no assurance that we will be able to successfully market, sell and deliver our services in international markets, or that we will be able to successfully expand international operations. The international reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances. The following factors, among others, could adversely affect our business and earnings:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities including, without limitation, employment law requirements;

•	compliance with multiple and potentially conflicting regulations in the countries where we operate, including employment laws, and intellectual property requirements;

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	longer collection cycles;

•	seasonal reductions in business activities, particularly throughout Europe;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to the war in Iraq and other American policies that may be unpopular in certain countries;

•	difficulties in enforcing agreements through foreign legal systems;

•

fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of services provided by us in foreign markets where payment for our products and services is made in the local currency and revenues are earned in U.S. dollars or other currency;

•	changes in general economic and political conditions in countries where we operate;

•	restrictions on downsizing operations in Europe and other jurisdictions (i.e. regulatory or union restrictions) and expenses and delays associated with any such activities; and

•	changes to or elimination of the international tax holiday for companies doing business in India.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business.

Our business may not develop in ways that we currently anticipate due to negative public reaction to off-shore outsourcing and recently proposed legislation.

We have based our growth strategy on certain assumptions regarding our industry, services and future demand in the market for our services. However, the trend to outsource business processes may not continue and could reverse. Off-shore outsourcing is a politically sensitive topic in the U.S. and elsewhere. For example, many organizations and public figures in the U.S. have publicly expressed concern about a perceived association between off-shore outsourcing providers and the loss of jobs in the U.S.

There has been recent publicity about some negative experiences that organizations have had with off-shore outsourcing, such as theft and misappropriation of sensitive client data. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from onshore to off-shore providers to avoid negative perceptions that may be associated with using an off-shore provider. Any slowdown or reversal of existing industry trends towards off-shore outsourcing would seriously harm our ability to compete effectively with competitors that operate solely out of facilities located in the U.S.

A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing services outside the U.S. For example, legislation has been proposed that would require off-shore providers of services requiring direct interaction with clients’ customers to identify to clients’ customers where the off-shore provider is located. Because substantially all of our clients are located in the U.S., any expansion of existing laws or the enactment of new legislation restricting off-shore outsourcing could harm our business, results of operations and financial condition. It is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to off-shore service providers. This would also affect our ability to attract or retain clients that have these contracts.

Our financial results may be impacted by significant fluctuations in foreign currency exchange rates.

A substantial amount of our operating costs is incurred in foreign currencies. In recent periods, the U.S. dollar has dropped in value relative to other currencies and therefore our cost of providing services has increased accordingly. Any continued significant fluctuations in the currency exchange rates between the U.S. dollar and the currencies of countries in which we operate may affect our business, results of operations and financial condition. With the exception of certain hedging relating to the Canadian dollar and the Indian rupee, we are not currently engaged in other currency hedging transactions.

Our revenues and costs are subject to quarterly variations that may adversely affect quarterly financial results.

We have experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside our control, including:

•	the timing of new client contracts;

•	the timing of new service offerings or modifications in client strategies;

•	our ability to attract and retain and increase sales to existing customers;

•	the timing of acquisitions of businesses and products by us and our competitors;

•	our ability to effectively ramp new solution centers;

•	product and price competition;

•	changes in our operating expenses;

•	software defects or other product quality problems;

•	the ability to implement new technologies on a timely basis;

•	the expiration or termination of existing contracts;

•	the timing of increased expenses incurred to obtain and support new business;

•	currency fluctuations; and

•	changes in our revenue mix among our various service offerings.

In addition, our planned staffing levels, investments and other operating expenditures are based on revenue forecasts provided by our clients. If revenues were below expectations in any given quarter, our business, results of operations and financial condition would likely be materially adversely affected for that quarter.

Our financial results may be adversely affected by increases in labor-related costs.

Because a significant portion of our operating costs relate to labor costs, an increase in U.S. or foreign wages, costs of employee benefits or taxes could have a material adverse effect on our business, results of operations and financial condition. For example, over the past several years, healthcare costs have increased at a rate much greater than that of general cost or price indices. In addition, we fund payroll and payroll related expenses in local currencies, many of which have recently increased in value relative to the U.S. dollar. Increases in our pricing may not fully compensate us for increases in labor and other costs incurred in providing services. Other of our facilities are located in jurisdictions, such as France, Italy and Germany, where the labor laws make it difficult or expensive to temporarily or permanently lay off hourly workers. Such laws will make it more expensive for us to respond to adverse economic conditions. There can be no assurance that we will be able to increase our pricing or reduce our workforce to fully compensate for the increases in the costs to provide services.

Our profitability will be adversely affected if we do not maintain sufficient capacity utilization.

Our profitability is influenced significantly by our capacity utilization of our service centers. Because our business consists of inbound contacts from end-users, we have no control of when or how many contacts are made. Moreover, we have significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods and therefore we need to reserve capacity at our service centers to anticipate peak periods. In the future, we may consolidate or close under-performing service centers in order to maintain or improve targeted utilization and margins. In the event we close service centers in the future, we may be required to record restructuring or impairment charges, which could adversely impact our business, results of operations and financial condition. There can be no assurance that we will be able to achieve or maintain optimal service center capacity utilization.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (amounts in thousands except per share amounts)

On August 7, 2008, pursuant to the terms of the Preferred Stock Purchase Agreement, we issued to Ares 150 shares of our Series A Preferred Stock for an aggregate purchase price of $150,000. As of October 31, 2008, Ares beneficially owned 72.5% of the issued and outstanding shares of our common stock (assuming conversion of the outstanding Series A Preferred Stock and no exercise of our warrants to purchase common stock). The Series A Preferred Stock is convertible at the option of Ares into shares of common stock of we at an initial conversion price of $6.00 per share, subject to adjustment for stock dividends, subdivisions, reclassifications, combinations or similar type events; bears an annual dividend rate of 3% calculated semi-annually (payable in additional stated value or cash at SGS’s option); is redeemable at the holder’s option after seven years; and will have the same voting rights as SGS’s common stock.

Use of Proceeds

On October 23, 2007, we consummated our IPO of 31,250 units. Each unit consists of one share of our common stock and one warrant entitling the holder to purchase from us one share of our common stock at an exercise price of $6.00. The units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $250,000, or approximately $231,245 in net proceeds after deducting approximately $18,505 in underwriting fees and offering expenses (such as legal, regulator, printing and accounting fees) and $250 in working capital. Deutsche Bank Securities Inc. acted as representative of the underwriters. The securities sold in the IPO were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-144447) that was declared effective on October 17, 2007.

Net proceeds of $246,300 from the private placement of our founder warrants and the IPO were deposited into a trust account at Banc of America LLC, maintained by Continental Stock Transfer & Trust Company, as trustee, which amount included $7,500 of underwriters’ deferred discount. Up to $3,250 of the interest earned on the trust account (net of taxes payable on all interest income earned on the trust account) has been released to us to cover working capital requirements. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning 10% or more of our equity securities, or any of our other affiliates.

We incurred actual costs in connection with our IPO approximately as follows:

Initial Trustees’ and escrow agent fee	$13
Legal fees and expenses	594
Printing and engraving expenses	94
Accounting fees and expenses	74
SEC registration fee	16
FINRA filing fee	53
AMEX listing fees and expenses	70
Miscellaneous	91

Total	$1,005

From October 17, 2007 through September 30, 2008, we incurred additional expenses of $739, which consisted of director and officer insurance and other insurance, legal and accounting fees unrelated to our IPO, and general and administrative costs (including travel and costs related to searching for an acquisition target). We also incurred $113 of expenses paid to Trillium, for our office space and administrative services through September 30, 2008. We incurred expenses of $203 for repayment of the notes payable and related interest to R. Scott Murray, Lloyd Linnell, Kevin T. O’Leary and Paul Joubert (certain of our founding stockholders), which loans were repaid in full, with interest, and cancelled. We also incurred expenses of $54 for the purchase of equipment and $2,564 related to deferred transaction costs for due diligence work and professional fees for our acquisition of SHC and the issue of the Convertible Preferred Stock. We also accrued an income tax provision of $1,830 for the period from October 17, 2007 to September 30, 2008 of which $840 has been paid.

Payments of expenses were to persons other than our directors or officers (or their associates), persons owning 10% or more of our equity securities, or our affiliates, except with respect to the repayment of the promissory notes on October 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on July 29, 2008. At the meeting, our stockholders:

•

Adopted the Agreement and Plan of Merger, dated as of January 27, 2008, as amended and restated on June 2, 2008, pursuant to which we acquired SHC. Holders of 27,670,888 shares of our common stock voted in favor of this proposal. Holders of 9,247,954 shares voted against this proposal. No holders abstained from voting on this matter.

•

Approved the issuance of 150,000 shares of our Series A Convertible Preferred Stock in a private placement financing. Holders of 29,705,163 shares of our common stock voted in favor of this proposal. Holders of 4,713,679 shares voted against this proposal. Holders of 2,500,000 shares abstained from voting on this matter.

•

Approved the increase the number of our authorized shares of capital stock from 120,000,000 to 150,000,000. Holders of 28,542,163 shares of our common stock voted in favor of this proposal. The holders of 4,626,679 shares voted against this proposal. Holders of 3,750,000 shares abstained from voting on this matter.

•

Approved the charter amendment to, among other things, change our name from Global BPO Services Corp. to Stream Global Services, Inc. Holders of 28,455,163 shares of our common stock voted in favor of this proposal. Holders of 4,713,679 shares voted against this proposal. Holders of 3,750,000 shares abstained from voting on this matter.

•

Adopted of the 2008 stock incentive plan. Holders of 28,542,163 shares of our common stock voted in favor of this proposal. Holders of 4,626,679 shares voted against this proposal. Holders of 3,750,000 shares abstained from voting on this matter.

•

Elected Paul G. Joubert and Stephen D.R. Moore as Class I directors. Holders of 32,105,652 shares of our common stock voted in favor of Mr. Joubert’s election. Holders of 5,112,083 shares withheld their votes for the election of Mr. Joubert. Holders of 32,105,652 shares of our common stock voted in favor of Mr. Moore’s election. Holders of 5,112,083 shares withheld their votes for the election of Mr. Moore. The terms of the following directors continued after the annual meeting: R. Scott Murray, Kevin T. O’Leary and G. Drew Conway.

ITEM 6.	EXHIBITS

Exhibit No.	Description
14	Code of Business Conduct and Ethics (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2008 with the Securities and Exchange Commission)

31.1*	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAM GLOBAL SERVICES, INC.

November 19, 2008	By:	/s/ R. Scott Murray
R. Scott Murray
Chairman and Chief Executive Officer (Principal Executive Officer)

November 19, 2008	By:	/s/ Stephen C. Farrell
Stephen C. Farrell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
14	Code of Business Conduct and Ethics (incorporated by reference to our Current Report on Form 8-K filed on September 26, 2008 with the Securities and Exchange Commission)

31.1*	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.