Form 10-K
period 2008-12-31
Stream Global Services, Inc.
filed 2009-03-17
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-33739

STREAM GLOBAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0420454
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20 William Street, Suite 310 Wellesley, Massachusetts	02481
(Address of Principal Executive Offices)	(Zip Code)

(781) 304-1800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units	NYSE Alternext US LLC
Common Stock, $0.001 Par Value	NYSE Alternext US LLC
Warrants	NYSE Alternext US LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes               No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes               No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $145,869,466 based on the last reported sale of the Common Stock on the American Stock Exchange (now NYSE Alternext US LLC) on June 30, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter.

There were 9,454,385 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of March 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year end of December 31, 2008, are incorporated by reference into this Form 10-K.

		Page
PART I.
Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	23

PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 8.	Financial Statements and Supplementary Data	41
	Consolidated Balance Sheets as of December 31, 2008 and 2007 and Predecessor (“SHC”) as of December 31, 2007, and pro forma as of December 31, 2008	41
	Consolidated Statements of Operations for the year ended December 31, 2008 and the period of inception to December 31, 2007, and for the years ended December 31, 2007 and 2006 and the seven months ended July 31, 2008 for Predecessor (“SHC”)	42
	Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2008 and the period of inception to December 31, 2007	43
	Consolidated Statements of Cash Flows for the year ended December 31, 2008 and the period of inception to December 31, 2007, and for the years ended December 31, 2007 and 2006 and the seven months ended July 31, 2008 for the Predecessor (“SHC”)	44
	Notes to Consolidated Financial Statements	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	73
Item 9A.	Controls and Procedures	73

PART III.
Item 10.	Directors, Executive Officers and Corporate Governance	74
Item 11.	Executive Compensation	74
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
Item 13.	Certain Relationships and Related Transactions, and Director Independence	74
Item 14.	Principal Accountant Fees and Services	74

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	75

SIGNATURES		76

Stream is a registered trademark of Stream Global Services, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We believe that some of the information in this annual report on Form 10-K constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “may”, “expect”, “anticipate”, “contemplate”, “believe”, “estimate”, “intends”, “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain information that could impact future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have little or no control. The following factors, among others may cause actual results to differ materially from the expectations described by us in our forward-looking statements:

•	our ability to obtain additional financing if necessary;

•	the adverse effect the outstanding warrants and options may have on the market price of our common stock;

•	the existence of registration rights with respect to the securities owned by Ares and our founding stockholders;

•	the lack of a market for our securities;

•	our dependence on our key personnel;

•	business and market outlook;

•	our growth as a whole;

•	our and our customers’ business strategies;

•	our competitive position;

•	outcomes of legal proceedings;

•	expected results of operations and/or financial position;

•	effect of international laws or business customs and cultural environments in foreign countries where we may acquire a company with operations or domicile in such foreign country; and

•	our ability to effectively identify, manage and extend an off-shore services operation while our primary executive offices are domiciled in the United States.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and in Item 1A Risk Factors of this report. Except to the extent required by applicable laws and regulations, we undertake no obligation to update any forward-looking statements whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS

In October 2007, we consummated our initial public offering (“IPO”) in which we sold 31,250,000 units, each consisting of one share of our common stock and a warrant to purchase one share of our common stock. We received total gross proceeds of $250.0 million and net proceeds of $246.3 million, including $7.5 million of proceeds from the sale of 7,500,000 warrants to certain of our founding stockholders, which were deposited into a trust account. In connection with our IPO, a total of $7.5 million of underwriter’s fees were deferred until the completion of our initial acquisition. In 2008 the underwriter’s fees were reduced to $2.8 million.

In July 2008, we acquired Stream Holdings Corporation (“SHC”) for $128.8 million (which reflected the $200.0 million purchase price less assumed indebtedness, transaction fees, employee transaction related bonuses, professional fees, stock option payments and payments for working capital). Also in July 2008, holders of 8,947,000 shares of our common stock exercised their conversion rights in connection with the acquisition, and we paid an aggregate of $70.59 million to such holders. In connection with our acquisition of SHC, we changed our name from Global BPO Services Corp. to Stream Global Services, Inc. (“SGS”).

In August 2008, we issued and sold 150,000 shares of our Series A Convertible Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), in a private placement with Ares Corporate Opportunities Fund II, L.P. (“Ares”) for an aggregate purchase price of $150 million and our founders sold their 7,500,000 warrants to Ares. Also in August 2008, we commenced a self-tender offer to purchase up to 20,757,000 shares of our common stock at a purchase price of $8.00 per share. In September 2008, we closed the self-tender and accepted for purchase 20,757,000 shares of our common stock, for a total cost of approximately $166.0 million, excluding fees and expenses related to the offer.

Business

We are a global provider of customer relationship management (“CRM”) and other business process outsourcing (“BPO”) services to companies in the technology, software, consumer electronics and communications industries. Our CRM solutions encompass a wide range of telephone, e-mail and internet based services and technical support programs designed to maximize the long-term value of the relationships between our clients and their customers, or end-users. Technical support programs include technical troubleshooting (including game support), hardware and warranty support, hosted services, data management, telecommunications services and professional services. Customer service programs consist of activities such as customer setup/activations, up-sell or cross-sell programs, revenue generation, customer billing inquiries, win-back programs, and customer retention initiatives. We work closely with our clients to design and implement large-scale, tailored CRM programs that provide comprehensive solutions to their specific business needs.

We deliver our CRM solutions through end-user initiated (inbound) voice-based telephone calls, e-mail and chat sessions that are routed to one or more of our service centers around the world. Our multi-jurisdiction geographic locations, technology infrastructure and process-driven service model allow us to deliver tailored BPO solutions based on a client’s required servicing needs, linguistic requirements and pricing. Typically, an end-user makes an inbound request for technical assistance, seeks product activation or support, or requires a response to warranty or other issues. Our trained service and technology professionals respond to these inquiries from one of our service centers utilizing technologically advanced telephone systems and workstations, which are designed to enable the service professional to provide a comprehensive resolution.

We seek to establish long-term, strategic relationships, formalized by renewable multi-year contracts, with clients in the technology, software, consumer electronics and communications industries. We target these industries because of their growth potential, their complex product and service offerings and their large customer bases, which often require sophisticated customer interactions. We focus on offering CRM solutions to fulfill the needs of these higher complexity programs, where we believe our customer service, technical expertise and our operational processes and performance metrics give us a competitive advantage over other CRM providers.

We deliver services from our 33 service centers in 18 countries across the world. As of December 31, 2008, we had over 17,000 employees providing services to our client’s customers and administrative services in our business.

Our principal executive offices are located at 20 William Street, Third Floor, Wellesley, MA 02481. Our telephone number is (781) 304-1800.

The Industry

According to the Business Process Outsourcing—Contact Center Outsourcing Overview 2008 by Robert W. Baird, the global CRM market, which Baird refers to as the global outsourced contact center market, totaled $57 billion in 2008. Baird further estimates that only 36% of the contact center market was outsourced in 2008 (64% is in-house), and expects the percentage outsourced to grow to 45% by 2013. The industry, which is highly fragmented with the largest company representing only 4% of the market according to Baird, is expected to grow “mid-to-high single-digits” in revenue over the next several years. Historically, many businesses provided their CRM solutions in-house because they believed that the “customer interface” was too critical to be outsourced. We believe that outsourcing will increase in the next several years as companies find it increasingly more difficult to provide high-quality CRM solutions in-house without diverting significant resources away from their core businesses. Additionally, as business becomes more global, many companies find that they do not have sufficient capacity nor the optimal infrastructure and tools to service all of their customers, and increasingly look to global service providers with superior technology and global presence to facilitate and enhance their customer relationships. The largest users of CRM solutions are typically large multinational firms that require global outsourcing solutions because segments of their customer base may be in various geographies. They require providers that are capable of providing services that address the language, cultural, and product needs specific to that region. We believe that large corporations are increasingly outsourcing their CRM solutions as part of an overall effort to focus internal resources on their core competencies, improve operating efficiencies and reduce costs.

Our global clients require (i) global servicing capabilities to fit the needs of particular products or programs, (ii) technological infrastructure such as Voice over Internet Protocol (VoIP) technology to ensure that interactions are seamlessly and globally routed, (iii) solution driven approaches that solve multiple problems and create opportunities and (iv) a competitive total cost of solution.

Competitive Strengths

Over the last several years, we have developed a number of strategic advantages that we believe will enable us to compete effectively for new clients, and for a larger share of the business with existing clients. These competitive strengths include:

Quality Service in our Target Markets

Our focus on providing quality solutions to technology, consumer electronics, software, and communications companies, combined with our high quality execution and customer satisfaction results, have enabled us to compete successfully in the CRM space. We are a leading service provider for some of the world’s leading companies in the computer hardware, software, telecommunications and entertainment industries. We seek to combine global operations and technology infrastructure with processes and a multi-shore service delivery strategy that includes places like Costa Rica, El Salvador, and North Africa, for which we have won industry wide recognition awards. We expect our “high touch-value added” strategy and comprehensive solution selling process to be successful as our clients’ products become more complex.

Strong Growth Profile in Attractive Markets

Our management has initially focused on the technology, consumer electronics, software, and telecommunications segments of the CRM markets because of their growth potential. We seek to capitalize on the growth in these market segments as well as the overall trend toward outsourcing CRM solutions. In addition, we believe that if we were to diversify into other segments such as healthcare, education, government and financial services, we would be able to accelerate our growth.

Focus on Strategic Relationships with Targeted Industry Leaders

We maintain broad and long-standing relationships with some of the world’s leading companies in their sectors. In many cases, we have served multiple divisions and service programs over a number of years. These relationships span numerous internal contacts, involve multiple service programs and typically entail long-term relationships. For each of our top clients, we have an average of ten different programs, and we interact with an average of eight different decision makers at each client. We believe that we have extensive and long term client relationships that make us an integral component of our clients’ CRM processes, including participation in the clients’ related internal planning and operating meetings in some cases. Long-term strategic relationships enable us to grow as our clients grow, develop significant industry-specific expertise, and establish recurring revenues. In many cases these long-term relationships allow us to sole source bid for opportunities and customize a value-added CRM solution for our clients in multi-geographic locations.

High Switching Costs to New Providers

The establishment of a CRM provider by our clients takes many months of planning and training. There is often a significant cost such as telecommunication, training, technology implementation and internal resource allocation to launch a new CRM provider. It often takes CRM providers up to six months and additional start-up costs to be ready to provide quality service on a consistent basis. In addition, we often host the technology and maintain the data that is used by our client. We also provide detailed reporting on customer metrics to our clients that we believe is essential to their business. As our business evolves we expect that there will be even higher switching costs due to many smaller players becoming more dependent on us to host their technology systems and maintain and warehouse their data. We expect the customer data management element of our service model to provide new opportunities for our clients to maximize revenue from their customers by creating programs to upgrade technology or market new programs, including customer retention and recovery work that creates revenues and drives value for our clients.

Broad Geographic Platform

We have a geographically diverse platform, from which we seek to provide globally integrated solutions to our clients. With 33 service centers across 18 countries capable of services in approximately 30 languages, our goal is to provide the right customized solution for each of our clients. Rather than focus on a one size fits all approach to servicing our clients, we leverage our broad geographic capabilities to provide our clients with numerous site alternatives and service options at various price points, enabling our clients to build an optimal mix of service solutions. In addition, our broad geographic platform enhances our ability to benefit from regional growth and the introduction of new technologies to emerging markets. We have focused on a multi-shore strategy to provide CRM services to our clients. We have service centers across the United States and Canada, across Europe and in countries such as India, Costa Rica, the Dominican Republic, El Salvador, the Philippines, Egypt, and Tunisia. We are also considering expansion in China, Eastern Europe, Russia, Japan, South Africa and South America.

High Renewal Rates and Stable Revenue

Although most of our clients contracts have provisions that permit the clients to terminate the contracts at any time for convenience, we have long-term relationships with many of our customers. For example, pro forma revenue (assuming SGS had acquired SHC on January 1, 2007) from our top 5 clients in 2007 was $282.1 million, and pro forma revenue for those same 5 clients in 2008 was $320.7 million. Our base of clients is generally quite stable, and we are growing our share of our clients’ respective book of business available for outsourcing in many cases. In addition, we have historically had a high level of success renewing our client contracts. We believe that we are able to achieve high renewal rates as a result of our high quality service and numerous product offerings as well as our clients’ desire to maintain stability in their CRM programs. Additionally, our high renewal rates provide a high level of visibility as to our future revenues as well as the opportunity to introduce new products to our clients with whom we have an existing relationship.

Growth Strategy

Our growth strategy is designed to capitalize on the increasing demand for outsourced CRM solutions and to expand our market share in the industry. Our growth strategy includes the following:

Expand Existing Client Relationships

We have substantial opportunities to expand services provided to our existing clients. Our strategy is to develop long-term strategic partnerships with targeted clients and to expand our existing relationships. We have generally targeted high quality clients operating in growth industries. As our clients continue to grow within their own markets, both domestically and internationally, we intend to target their outsourcing of additional CRM functions as well as new products and services. We believe that many larger clients are seeking to decrease excess overhead and costs by shifting from in-house to outsourcing and by consolidating their CRM providers. In addition, as more companies introduce increasingly complex new products to their customers, we believe that we are well-positioned to capture new business from existing clients because of our focus on providing more sophisticated technical support, our hosted technology systems, our data management and our multi-shore service center strategy. A number of our clients are also looking to expand within new global geographies in places like South America, China and Japan. We also are expanding our portfolio of service offerings with clients to include sales activities that generate revenues for our clients in areas that include subscriptions, warranties, up-selling and loyalty programs. In some cases we also provide front-end sales support for new product sales for our clients from both in-bound and out-bound campaign programs.

Target Large, Fortune 1,000 Accounts

Our geographically diverse platform and investment in technology infrastructure allows us to service Fortune 1,000 accounts that increasingly demand both characteristics from their service providers. We believe that we have demonstrated our ability to service these global accounts. We continue to convert existing work performed internally by our clients to outsourced centers as we provide a lower-cost, superior service solution relative to what captive sites traditionally offer.

Target Fast Growing Technology Leaders

We have a strategy of targeting fast growing clients that are leaders in their respective industry segment. In the past, we have experienced significant growth with clients in satellite radio, portable GPS and wireless and Internet connectivity. Our strategy is to utilize our industry expertise and knowledge of the CRM needs of companies serving these industries to develop relationships with rapidly growing companies that have historically performed their CRM solutions in-house. We believe that over the next few years many mid-sized companies will endeavor to outsource more of their mission critical processes. We believe that this will involve a greater degree of reliance on our hosted systems and developed processes to access the scalability and our geographic reach. We believe this approach will allow us to establish our position early with high-touch, high-value, and high margin services, with the goals of becoming the supplier of choice and growing rapidly in concert with our clients.

Margin Expansion through Global Expansion and Operating Efficiency

We seek to improve our gross margins by improving our systems and infrastructure and by expanding our global operations. We have service centers located across the United States and Canada, across Europe and in countries such as India, Costa Rica, the Dominican Republic, El Salvador, the Philippines, Egypt, and Tunisia. Our global service delivery network supports our strategy of providing BPO services at various service levels, price points, and locations, which often requires various language capabilities and country-specific cultural awareness. We believe that a North American and European site strategy, combined with strategic, lower cost off shore model is ideal to meet the global requirements of our clients. We believe that global clients will be better serviced by a single provider capable of delivering BPO solutions in multiple geographic markets. We are also considering expansion to China, Eastern Europe, Russia, Japan, South Africa and South America. We are continuously working to improve our operating metrics such as utilization, employee attrition and productivity to increase our operating margins. As a result of these efforts, pro forma gross margins as a percentage of pro forma revenue increased to 40% in the fourth quarter of 2008 compared to 33% in the fourth quarter of 2007. We also believe that by developing new tools such as web-portals, data warehouses and self-service technical support, we can add value for our clients and continue to provide higher margin services. In addition, we believe that in the future we can provide additional BPO services that utilize our existing geographic service locations, technology and workforce. These future BPO services include areas such as data management, language transcription and interpretation, credit and collection, warranty management and billing services.

Service Offerings

Our primary service offerings include providing technical support, hosted technology services, telecommunication services, data management, reporting, customer retention and other professional services to our clients in the technology, consumer electronics and communications industries. In particular, our core competency is providing support for the more difficult needs of higher complexity customer programs.

Technical support is typically the first point of contact after an end-user purchases a product, and in some cases, it may be the only point of contact. We often combine our hosted technology, data management and reporting services in our service model to our clients. We seek to solve end-users’ technical issues by offering diagnosis and repair, repair dispatch, help desk, warranty support and game support services.

Our customer service offerings are designed to manage end-user relationships and maximize sales opportunities for our clients. These services include high-touch, high value add services such as customer retention, cross-selling and up-selling additional products, product activation, problem resolution and billing. We seek to leverage our interactions with end-users as opportunities to generate additional revenues for our clients with their customers and deepen end-user relationships for our clients.

In addition, we believe that in the future we can provide additional BPO services that utilize our existing geographic service locations, technology and workforce. These BPO services include areas such as data management, language transcription and interpretation, credit and collection, warranty management and billing services. We believe that these complementary services may increase our client retention and value added BPO service model to ultimately continue to expand our earnings potential.

Markets and Clients

We focus our marketing efforts on high growth companies in the technology, consumer electronics and communications industries. At December 31, 2008, two of our three largest clients are global computer companies, and the other is a satellite radio provider. Revenues from these three clients comprised 17%, 17% and 12% respectively, of the revenue for the year ended December 31, 2008.

Technology clients include computer hardware, peripherals, and software companies. Communications clients include broadband services, mobile and internet service providers. Consumer electronics clients consist of consumer electronics, media and entertainment companies. These industries have historically been characterized by rapid growth, constantly changing technologies and challenges for end-user adaptation, which make them an attractive market for us. We believe that we have more sophisticated service solutions and industry expertise than many of its competitors, allowing Stream to increase its market share in these core verticals.

We believe that there are opportunities for us to expand our service segments into new areas in the future that might include healthcare and hospitals, the financial services industry, education and government.

Sales and Marketing

We have a direct sales force and sales support organization focused on high growth companies in the target industries in North America, Latin America, Asia and Europe. We use a consultative solution selling approach to our client relationships and generally focus our marketing efforts at the senior executive levels where decisions are made with respect to outsourcing critical CRM functions. We work closely with our clients at all phases of the service delivery process to develop and refine custom solutions to meet their needs that maximize customer experience, effective cost management, technology tool utilization and revenue generations through various selling services.

We believe that our strong reputation for quality customer service and high levels of satisfaction, together with close client long term relationships, have facilitated significant referral business for us across the industry. Our primary strategy for growing our business is to provide high quality customer experience for our client’s customers, which enhances our brand reputation and ability to win new business and build market share and helps to expand our profitability.

We seek to drive new sales through our global sales force, which is organized by region and by client. This facilitates sales to clients with global servicing needs while maintaining region-specific expertise.

Employees

Our success in recruiting, hiring and training large numbers of skilled employees is critical to our ability to provide high-quality CRM solutions to our clients. We generally locate our service centers in locations that have access to higher education and a major transportation infrastructure. We generally offer a competitive pay scale, hire primarily full-time employees who are eligible to receive the full range of employee benefits, and seek to provide employees with a clear, viable career path.

As of December 31, 2008, we had over 17,000 employees. Of our total employees, approximately 15,000 were service professionals. Although our industry is labor intensive and has experienced significant personnel turnover, we believe that our quality of life initiatives and our high percentage of full-time service professionals has resulted in relative stability in our work force. Except for our service centers in some countries within Europe and Africa where approximately 3,400 of our employees are subject to collective bargaining agreements using workers’ councils (which are typical in these regions), our employees are not subject to a collective bargaining agreement. We believe relations with our employees are good.

Competition

The industry in which we operate is very competitive and highly fragmented. Our competitors range in size from very small firms offering specialized applications or short term projects, to large independent firms, and the in-house operations of many clients and potential clients. A number of our competitors have greater capabilities and resources than we do. We compete directly and indirectly with certain companies that provide CRM and other BPO solutions on an outsourced basis, including Affiliated Computer Services, Inc., The Capita Group Plc, Convergys Corporation, EXLService Holdings, Inc., Genpact Limited, Infosys Technologies Limited, Sykes Enterprises, Incorporated, TechTeam Global, Inc., Teleperformance S.A., Teletech Holdings, Inc., Wipro Limited and WNS (Holdings) Limited. The list of potential competitors includes both publicly-traded and privately-held companies.

We estimate that total revenue for this group was approximately $21 billion for the year ended December 31, 2008. We are among the smaller companies in this group and our revenues represent approximately 2% of the revenues of the total group. Of the companies listed above, we rank number eight in terms of revenues for the year ended December 31, 2008.

Network Infrastructure

We seek to globally integrate our facilities in an effort to achieve a seamless customer experience. The routing of customer issues to the appropriate service center from various locations in the world is critical to our success and high customer satisfaction.

Service Professional Tools

We believe in making the necessary investment to ensure that each of our service professionals has the tools required to provide high quality service to end-users. We leverage a mix of in-house developed and third party software solutions across all of our enterprises. Many of these solutions are customized for our enterprise and facilitate data capture and transfer from the service professional to our various data storage and network systems. Our systems must also be flexible enough to operate clients’ CRM interfaces, which operate on our desktops. Most of our client programs utilize the client’s CRM interface and tools.

Enterprise Systems

One of the defining technologies in the CRM solutions industry is VoIP. This technology is designed to allow requests to be routed immediately and seamlessly to the call site on our network best suited to serve a particular end-user’s requirements whether based on language, technical or other needs. Most of our top clients have programs across multiple sites and require VoIP infrastructure to intelligently route end-users to the appropriate site. We also employ ADS systems in our service centers that do not have VoIP networks to provide the same type of intelligent routing found on its VoIP networks within such service centers so that calls can be routed to the service professional best suited to address the needs of end-users. Another important piece of our IT infrastructure is our data centers which house our enterprise applications. These data centers are managed by technology staff, monitored 24 hours a day, 365 days a year and are protected by heat, smoke, and water detectors, as well as fire suppression systems, air conditioning units, and backup power generators. The software used on our servers is predominantly windows or Unix based and utilizes Oracle and Microsoft databases. Our technology personnel also supports other related software components, data security software, which we believe provides ample support, functionality, and capacity for us to achieve our current growth plan.

Intellectual Property

We have 11 registered trademarks in seven countries. In addition, we have nine registered domain names that have expiration dates from August 2009 through May 2015.

Periodic Reporting

Copies of our reports, including this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, can all be accessed from our website free of charge and immediately after filing with the Securities and Exchange Commission, or the SEC. We are subject to the informational requirements of the Exchange Act, and, accordingly, file reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our Internet address is www.stream.com.

MANAGEMENT

Information concerning our executive officers as of March 12, 2008 is set forth below:

Name	Age	Position
R. Scott Murray	45	Chairman of the Board of Directors, Chief Executive Officer and President
Sheila M. Flaherty	43	Executive Vice President, Chief Legal and Administrative Officer and Corporate Secretary
Robert Dechant	47	Executive Vice President Global Sales and Marketing
Stephen Farrell	43	Executive Vice President and Chief Financial Officer

R. Scott Murray has been our chairman of the board of directors, chief executive officer and president since our inception on June 26, 2007. From February 2006 to February 2008, Mr. Murray served as non-executive chairman of the board of Protocol Communications, Inc., a privately held provider of fully integrated marketing services in the business process outsourcing sector. Mr. Murray has extensive experience in the technology and services sectors, and has held several executive management positions in those sectors. In 2006, he served as chief executive officer and a director of 3Com Corporation and the chairman of the board of H3C, a joint venture operating in China with Huawei Technologies. 3Com is a publicly traded global secure network provider to mid and small enterprise clients. From August 2002 to August 2004, Mr. Murray was chief executive officer and a director of Modus Media, Inc., a privately held business process outsourcer in the global supply chain and hosting services sector. Modus had operations around the world including North America, Mexico, Europe and Asia (including five locations in mainland China). Mr. Murray was instrumental in completing Modus’ merger with CMGI in August 2004. From January 2000 until January 2002, following its acquisition in 2001 by Solectron Corporation, Mr. Murray served as president and chief operating officer of Stream International, Inc (a predecessor company to SGS). From February 1994 through May 1999, Mr. Murray served as the executive vice president and chief financial officer of The Learning Company, a publicly traded consumer software company. TLC was acquired by Mattel, Inc. in May 1999 for approximately $4.2 billion in stock and assumption of net debt. He is a Canadian chartered accountant and a graduate of the University of Western Ontario and holds a finance and administration degree.

Sheila M. Flaherty has been our executive vice president, chief legal and administrative officer (formerly general counsel) and corporate secretary since July 2007. From January 2006 to May 2007, Ms. Flaherty was general counsel and vice president of Abiomed, Inc., a publicly traded medical technology company. From November 1998 to August 2004, Ms. Flaherty held several positions, including vice president, general counsel and secretary, at Modus Media, Inc., a privately held business process outsourcer in the global supply chain and hosting services sector. During her tenure at Modus Media, Ms. Flaherty handled several international debt transactions, as well as mergers, acquisitions and divestitures. From 1996 through 1997, Ms. Flaherty served as associate general counsel at Astra Pharmaceuticals, Inc., a pharmaceutical company. From 1993 to 1996, Ms. Flaherty practiced law with the law firm of Nutter, McClennen & Fish. Ms. Flaherty received a bachelor’s degree from the University of Massachusetts and a Juris Doctorate from Georgetown University Law Center.

Robert Dechant has been our executive vice president global sales and marketing since August 2008. Prior to joining us , Mr. Dechant served as senior vice president of sales and marketing and general manager of the Data and Voice Business Unit for 3Com Corporation from April 2006 through June 2008. Mr. Dechant's responsibilities included all R&D, engineering and testing and sales and marketing for 3Com's business outside of the China market. From February 2003 to October 2004, Mr. Dechant also served as executive vice president of sales and marketing of Modus Media Inc. From 1997 through 2003, Mr. Dechant handled several roles for Stream International as senior vice president of sales and marketing and chief operating officer. From 1994 to 1997, Mr. Dechant also served as vice president of sales for Software Support Inc. (acquired by Convergys Corp in 1996) and also held various roles at IBM Corp. Mr. Dechant received a bachelor's of science degree from Fairfield University.

Stephen Farrell has been our executive vice president and chief financial officer since October 2008. Prior to joining, Mr. Farrell served as served as President of PolyMedica Corporation, the nation’s leading provider of diabetes supplies to seniors. During his eight-year tenure with PolyMedica, Mr. Farrell held various executive positions including president, chief operating officer, chief financial officer, treasurer, and chief compliance officer. Mr. Farrell left PolyMedica subsequent to the sale of the company to Medco Health Solutions, Inc., in a transaction valued at $1.5 billion. Mr. Farrell also worked for five years in senior management for PricewaterhouseCoopers LLP focused primarily on clients in the technology market. Mr. Farrell currently serves as board member and chairman of the audit committee of Questcor Pharmaceuticals, Inc (Nasdaq: QCOR). Mr. Farrell holds an undergraduate degree from Harvard University and a masters in business administration from the University of Virginia. Mr. Farrell is a certified public accountant.

ITEM 1A.	RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Except to the extent required by applicable laws and regulations, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

We have a history of losses and there can be no assurance that we will become or remain profitable or that losses will not continue to occur.

On a pro forma combined consolidated basis, SGS and SHC had a net loss of $11.7 million and $14.7 million for the fiscal years ended December 31, 2008 and 2007, respectively. We may continue to incur reported losses for the foreseeable future. To support growth in the fourth quarter of 2008, we increased our spending levels on sales, operations and administration and our investments in new solution centers and technology. As a result, we will need to significantly increase revenues or profit margins to maintain profitability. If our revenues or gross margins do not increase to support the higher levels of operating expenses and if new service offerings are not successful, our business, results of operations and financial condition will be materially and adversely affected.

A substantial portion of our revenue is generated from a limited number of clients, and the loss of one or more of these clients would materially reduce our revenue and cash flow and adversely affect our business.

We have derived and believe that we will continue to derive in the near term most of our revenue from a few major clients. Two of our largest clients are global computer companies, and the other client is a satellite radio provider. Revenues from these three clients comprised 17%, 17% and 12%, respectively, of the revenues for the year ended December 31, 2008. Although we generally enter into long-term contracts with our clients, our contracts generally allow our clients to terminate earlier. There can be no assurance that we will be able to retain these major clients or that, if we were to lose one or more of our major clients, we would be able to replace such clients with clients that generate a comparable amount of revenues. A number of factors could cause us to lose business or revenue from a client, and some of these factors are not predictable and are beyond our control. For example, a client may demand price reductions, change its outsourcing strategy, move work in-house or reduce previously forecasted demand. In addition, the volume of work we perform for specific clients may vary from year to year. In most cases, if a client terminates its contract with us or does not meet its forecasted demand, we have no contractual recourse even if we have hired and trained service professionals to provide services to the client. Thus, a major client in one year may not provide the same level of revenue in any subsequent year.

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

Most of our clients are concentrated in the technology, computing, software consumer product and communications industries. The success of our business largely depends on continued demand for our services from clients in these industries, as well as on trends in these industries to outsource business processes on a global basis. A downturn in any of the industries we serve, a slowdown or reversal of the trend to outsource business processes in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing could result in a decrease in the demand for our services, which in turn could materially harm our business, results of operations and financial condition.

Other developments may also lead to a decline in the demand for our services in these industries. For example, the industries we primarily serve, particularly the communications industry, have experienced a significant level of consolidation in recent years. Consolidation in any of these industries or acquisitions, particularly involving our clients, may decrease the potential number of buyers of our services. Many of our existing and new clients have begun or plan to consolidate or reduce the number of service providers that they use for various services in various geographies. To the extent that we are not successful in becoming the recipient of the consolidation of services by these clients our business and revenues will suffer. Any significant reduction in, or the elimination of, the use of the services we provide within any of these industries would reduce our revenue and cause our profitability to decline. Our clients may experience rapid changes in their prospects, substantial price competition and pressure on their results of operations. This may result in increasing pressure on us from clients in these key industries to lower our prices, which could negatively affect our business, results of operations and financial condition.

Our business may not develop in ways that we currently anticipate due to negative public reaction to outsourcing and recently proposed legislation.

We have based our growth strategy on certain assumptions regarding our industry, services and future demand in the market for our services. However, the trend to outsource business processes may not continue and could reverse. Outsourcing is a politically sensitive topic in the U.S. and elsewhere. For example, many organizations and public figures in the U.S. have publicly expressed concern about a perceived association between outsourcing providers and the loss of jobs in the U.S. In fact the recent stimulus package announced by the Federal government of the United States of America under President Obama has indicated that it will strive to generate new jobs for Americans. It has also indicated that the stimulus package may limit income tax credits for companies that off-shore American jobs. This may also have a significant effect on government regulated companies or financial institutions or other businesses that have recently received financial aid from the U.S. Federal government.

There has been recent publicity about some negative experiences that organizations have had with outsourcing, such as theft and misappropriation of sensitive client data. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from onshore to off-shore providers to avoid negative perceptions that may be associated with using an off-shore provider. Any slowdown or reversal of existing industry trends towards off-shore outsourcing would seriously harm our ability to compete effectively with competitors that operate solely out of facilities located in the United States or Canada.

A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing services outside the U.S. For example, legislation has been proposed that would require off-shore providers of services requiring direct interaction with clients’ customers to identify to clients’ customers where the off-shore provider is located. Because most of our clients are located in the U.S., any expansion of existing laws or the enactment of new legislation restricting off-shore outsourcing could harm our business, results of operations and financial condition. It is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to off-shore service providers. This would also affect our ability to attract or retain clients that have these contracts.

We may have difficulty obtaining financing.

We have incurred debt in connection with the acquisition of SHC. In addition, we have historically needed financing to support growth in our business. Although we believe that we have adequate financing to support our current internal initiatives, there can be no assurance that we will continue to have adequate financing to do so. We believe that the current access to new debt markets in the United States is very limited due to the volatility in the global financial markets and the current economic recession. In addition, there can be no assurance that we will be in compliance with the terms of our credit facility during the course of 2009. If we are not, our bank lenders may require that we immediately repay all amounts outstanding, which we may be unable to do, or may impose additional terms and conditions or higher pricing upon us that may reduce our future profitability and liquidity. If that occurs, there can be no assurance that we will be able to obtain additional debt or equity financing on terms that would be acceptable to us.

Our financial results may be impacted by significant fluctuations in foreign currency exchange rates.

A substantial amount of our operating costs is incurred in foreign currencies. In recent periods, the U.S. dollar has dropped in value relative to other currencies and therefore our cost of providing services has increased accordingly. In many cases we bill our clients in U.S. dollar denominated amounts and incur costs in the host country in local currency. Any continued significant fluctuations in the currency exchange rates between the U.S. dollar and the currencies of countries in which we operate may affect our business, results of operations and financial condition. With the exception of certain hedging relating to the Canadian dollar and the Indian rupee, we are not currently engaged in other currency hedging transactions. We are also beginning to do business in other countries in Latin America and in the Philippines. We do not yet hedge currencies from these countries for costs incurred. To the extent that in the future we do not hedge these currencies and the exchange rate relative to the U.S dollar fluctuates, our results from operations could suffer or benefit from such fluctuation.

The loss of key executives could adversely affect our ability to operate our business.

The success of our ongoing business will be dependent upon the continued service of a relatively small group of our key executives. We believe that we have assembled a group of industry veterans to lead our company. This group in most cases has entered into employment contracts with us that provide various protections related to non-solicitation of employees and clients, non-competition and confidentiality with our business in the event that their employment is terminated.

These executives, including our Chairman and Chief Executive Officer, Scott Murray, are critical to our future success. In the event that we are not able to enforce the provisions of these employment contracts and these executives choose to compete with us, we may suffer material harm in our ability to generate future revenue and profitability. The loss of one or more of these key employees or failure to recruit, hire, train and retain other highly qualified personnel in the future could have a material adverse effect on our business, results of operations and financial condition.

Our business may be impacted by the performance of our clients.

The current economic environment and global recession is having a negative impact on the revenue of many of our clients. Our revenue and call volume is often highly correlated with units sold, renewals from our clients’ customers, and revenue of our clients. In addition, many of our clients are seeking to consolidate their current group of multiple service providers to a smaller more manageable group that is able to provide integrated service offerings on a global basis. In some cases we do not currently offer or have service locations in those geographic locations where our clients are seeking services. Our ability to sustain growth and our profitability in the current environment is very dependent upon our ability to maintain and/or gain a greater share of the business within our clients, and to attract new clients. There can be no assurance that we will be able to do so in the future. Moreover, we are exposed to additional risks related to our customers’ ability to pay and the non-payment of our accounts receivables. The economic slowdown, coupled with tightened credit availability, could adversely affect our customers’ liquidity and cause them to delay or reduce their payments to us. Such delays or reductions or the non-payment by our customers of receivables owed to us may require us to incur a bad debt expense. To the extent that one of our major clients should file for bankruptcy protection or otherwise fail, it could have a material effect on our future business, results of operations and financial condition.

We may not be able to achieve incremental revenue growth or increased profitability.

Our strategy calls for us to achieve incremental revenue growth and increased profitability through initiatives, such as opening new off shore service locations in places like China, Eastern Europe, Russia, Japan, South Africa and South America, the addition or expansion of services, such as sales services, warranty services, credit and collection services, data management and hosting, and language translation and interpretation services, the introduction of front-end technology-driven service solutions for self-help, home-shoring of agents and other technology driven solutions, and operational improvements in areas such as employee attrition, site capacity utilization, centralization of certain administrative services, productivity rates, use of technology and other operating metrics. However, there can be no assurance that we will not encounter difficulties or delays in implementing these initiatives, and any such difficulties or delays would adversely affect our future operating results.

We may not be able to manage our growth effectively, which could adversely affect our results of operations.

SHC has experienced rapid growth over the past several years, and we anticipate future expansion. With such expansion, we may not be able to continue to effectively manage our operations. Management of a rapidly growing business depends on a number of factors, including our ability to (i) initiate, develop and maintain client relationships and marketing operations, (ii) recruit, motivate and retain qualified management and hourly personnel, (iii) rapidly identify, acquire or lease suitable service center facilities on acceptable terms and complete build-outs of such facilities in a timely and economic fashion, (iv) maintain the quality of the services and products that we provide to our clients, and (v) deploy appropriate technology. We expect that rapid growth will continue to place a significant strain on our management, operations, employees and resources. There can be no assurance that we will be able to effectively manage our expanding operations or achieve planned growth on a timely or profitable basis. If we were unable to manage our business effectively, our business, results of operations and financial condition would be materially adversely affected.

Our success may be affected by our ability to complete and integrate new service centers on a timely and cost effective basis.

We are actively pursuing a growth strategy of opening new service centers, including our recent establishment of service centers in El Salvador, the Philippines, Egypt and Tunisia. Some of our new service centers are or may be located in jurisdictions like China, Eastern Europe, Russia, Japan, South Africa and South America where we have not done business in the past. We are also beginning to work with various state and local governments in the United States of America to establish new on-shore service locations. The partnership with state and local governments may also include other technology and communication partners. To the extent that this program is successful and receives support under the U.S. government’s proposed stimulus package it may allow us to create a substantial number of new jobs over the next several years in the United States of America. This in turn could require us to open new centers in the United States. The rate and success of new service center openings is subject to various contingencies, many of which are beyond our control. These contingencies include, among others, our ability to secure suitable sites on a timely basis and on satisfactory terms, our ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new service centers into existing operations and local regulatory matters and customs. A new service center involves significant capital expenditures for both the acquisition and improvement of the site. Each service center must ramp up in utilization to become profitable, which can typically take 6-12 months to achieve. There can be no assurance that we can open new service centers on a timely or cost effective basis or that once opened, the service centers will be profitable.

Our operating results are subject to fluctuation because our contracts are primarily short term and subject to early termination by our clients.

We typically enter into one- to three-year contracts with our clients, most of which are typically renewable on an annual basis and may be terminated by the client at any time for convenience. Although some of our contracts require the client to pay a contractually agreed amount based on a minimum level of expected call volume, the contracts do not assure us a specific level of revenues and they generally do not designate us as the client’s exclusive service provider. There can be no assurance that we can renew or extend our contracts with our clients. Although some of these contracts require the client to pay a contractually agreed upon amount in the event of early termination, there can be no assurance that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for the significant investment often times we have made to support the cancelled program or for the revenues we may lose as a result of the early termination.

We may be unable to cost-effectively attract and retain qualified personnel, which could materially increase our costs.

Our business will also be dependent on our ability to recruit, hire, train and retain highly qualified technical and managerial personnel, including individuals with significant experience in the industries that we have targeted. The CRM industry is labor intensive and is characterized by high monthly employee turnover. Any increase in our employee turnover rate would increase our recruiting and training costs, decrease our operating effectiveness and productivity and delay or deter us from taking on additional business. Also, the introduction of significant new clients or the implementation of new large-scale programs may require us to recruit, hire and train personnel at an accelerated rate. In addition, some of our facilities are located in geographic areas with relatively low unemployment rates, thus potentially making it more difficult and costly to attract and retain qualified personnel. There can be no assurance that we will be able to continue to hire, train and retain sufficient qualified personnel to adequately staff our business.

We may not be able to compete effectively against competitors with greater resources or capabilities and may lose business if clients decide to reduce the amount of services outsourced.

The market in which we compete is highly competitive and fragmented. We expect competition to persist and intensify in the future. Our competitors include small firms offering specific applications, divisions of large entities, large independent firms and, most significantly, the in-house operations of clients or potential clients. A number of our competitors have greater financial, technological and other capabilities and resources than we do. Moreover, there can be no assurance that additional competitors with greater resources will not enter the market.

Because we compete with the in-house operations of existing or potential clients, our business, results of operations and financial condition could be adversely affected if our existing clients decide to provide in-house CRM and other BPO solutions that currently are outsourced or if potential clients retain or increase their in-house customer service and product support capabilities. In addition, competitive pressures from current or future competitors or in-house operations could cause our services to lose market acceptance or result in significant price erosion, which would have a material adverse effect upon our business, results of operations and financial condition. Some of our customers may in the future seek to consolidate services that we provide, which may in turn reduce the amount of work we perform for them.

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

We conduct business various countries outside of the United States, including Canada, the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, Bulgaria, India, the Philippines, El Salvador, Egypt, Tunisia, the Dominican Republic and Costa Rica. Our international operations accounted for approximately 77.0% and 74.8% of our pro forma revenues for the years ended December 31, 2008 and 2007, respectively. A key component of our growth strategy is our continued international expansion, especially in lower-cost labor markets, such as China, Eastern Europe, Russia, Japan, South Africa and South America. There can be no assurance that we will be able to successfully market, sell and deliver our services in these markets, or that we will be able to successfully expand international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances. The following factors, among others, could adversely affect our business and earnings:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities including, without limitation, employment law requirements;

•

compliance with multiple and potentially conflicting regulations in the countries where we operate, including employment laws, intellectual property requirements, and the Foreign Corrupt Practices Act and other anti-corruption laws;

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

•

fluctuations in exchange rates that may affect product demand and may adversely affect the profitability in U.S. dollars of services we provide in foreign markets where payment for our products and services is made in the local currency and revenues are earned in U.S. dollars or other currency;

•	changes in general economic and political conditions in countries where we operate;

•	restrictions on downsizing operations in Europe and other jurisdictions (i.e. regulatory or union restrictions) and expenses and delays associated with any such activities; and

•	changes to or elimination of the international tax holiday for companies doing business in India.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our global operations and reduce our global sales, adversely affecting our business.

Our revenues and costs are subject to quarterly variations that may adversely affect quarterly financial results.

We have experienced, and in the future could experience, quarterly variations in revenues as a result of a variety of factors, many of which are outside our control, including:

•	the timing of new client contracts;

•	the timing of new service offerings or modifications in client strategies;

•	our ability to attract and retain and increase sales to existing customers;

•	the timing of acquisitions of businesses and products by us and our competitors;

•	our ability to effectively build and start-up new solution centers;

•	product and price competition;

•	our ability to build an integrated service offering on a common technology platform;

•	changes in our operating expenses;

•	software defects or other product quality problems;

•	the ability to implement new technologies on a timely basis;

•	the expiration or termination of existing contracts;

•	the timing of increased expenses incurred to obtain and support new business;

•	currency fluctuations; and

•	changes in our revenue mix among our various service offerings.

In addition, our planned staffing levels, investments and other operating expenditures are based on revenue forecasts provided by our clients. If actual revenues are below these forecasts or our own expectations in any given quarter, our business, results of operations and financial condition would likely be materially adversely affected for that quarter and thereafter.

Our financial results may be adversely affected by increases in labor-related costs.

Because a significant portion of our operating costs relate to labor costs, an increase in U.S. or foreign wages, costs of employee benefits or taxes could have a material adverse effect on our business, results of operations and financial condition. For example, over the past several years, healthcare costs have increased at a rate much greater than that of general cost or price indices. In addition, we fund payroll and payroll related expenses in local currencies, many of which have recently increased in value relative to the U.S. dollar. Increases in our pricing may not fully compensate us for increases in labor and other costs incurred in providing services. Some of our facilities are located in jurisdictions, such as France, Italy and Germany, where the labor laws make it difficult or expensive to temporarily or permanently lay off hourly workers. Such laws will make it more expensive for us to respond to adverse economic conditions. There can be no assurance that we will be able to increase our pricing or reduce our workforce to fully compensate for the increases in the costs to provide services.

Our profitability will be adversely affected if we do not maintain sufficient capacity utilization.

Our profitability is influenced significantly by our capacity utilization of our service centers. Because our business consists of inbound contacts from end-users, we have no control of when or how many end user customer contacts are made. Moreover, we have significantly higher utilization during peak (weekday) periods than during off-peak (night and weekend) periods and therefore we need to reserve capacity at our service centers to anticipate peak periods. In the future, we may consolidate or close under-performing service centers in order to maintain or improve targeted utilization and margins. If we close service centers in the future due to insufficient customer demand, we may be required to record restructuring or impairment charges, which could adversely impact our business, results of operations and financial condition. These may also negatively effect our compliance with our debt covenants with our banks. There can be no assurance that we will be able to achieve or maintain optimal service center capacity utilization.

A decline in end-user acceptance of our clients’ products will decrease demand for our services and could have a material adverse effect on our business.

We typically charge our clients based on the number of inbound calls that we provide, or the amount of time our service professionals spend with end-users relating to our clients’ products. In some cases we provide in-bound sales services to our clients, whereby we are paid based on our level of sales success. To the extent there is a decline in spending for our clients’ products, whether as a result of a decline in product acceptance, the technology, consumer electronics or communications industries, or the economy in general, our business will be adversely affected. There are a number of factors relating to discretionary consumer and business spending, including economic conditions affecting disposable income (such as employment, business conditions, taxation and interest rates) and the ability of our clients to sell their products, most of which are outside of our control. There can be no assurance that spending for our clients’ products will not be affected by adverse economic conditions, thereby affecting our business, results of operations and financial condition.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial position and operating results.

We intend to pursue acquisitions of companies or assets in order to enhance our market position and/or expand the types of BPO services that we offer to our clients. We may also acquire minority interest in certain companies or enter into joint venture arrangements with other parties, which may include existing clients. We may also pursue certain acquisitions on an unsolicited basis, which may cause management distractions and increased legal costs. We may not be able to find suitable acquisition candidates and we may not be able to consummate such acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot be sure that they will ultimately strengthen our competitive position, or that our clients, employees or investors will not view them negatively. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our operating results or financial condition. We may not be able to successfully integrate these acquisitions into our operations and may lose key clients, management or not achieve the synergies expected from the acquisition or investment. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, financial condition and operating results.

A system failure could cause delays or interruptions of service, which could cause us to lose clients.

Our operations are dependent upon our ability to protect our service centers, computer and telecommunications equipment and software systems against damage from fire, power loss, telecommunications interruption or failure, natural disaster and other similar events. If we experience a temporary or permanent interruption at one or more of our service centers and/or datacenters, through casualty, operating malfunction or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to some clients or allow some clients to terminate or renegotiate their contracts with us. While we maintain property and business interruption insurance, such insurance may not adequately compensate us for all losses that we may incur.

To be successful, we will need to continue to provide our clients with reliable service. Some of the events that could adversely affect our ability to deliver reliable service include physical damage to our network operations centers, disruptions beyond our control, sabotage or terrorist attacks, power surges or outages, and software defects.

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

We depend on third-party technology that, if it should become unavailable, contain defects, or infringe on another party’s intellectual property rights, could result in increased costs or delays in the production and improvement of our products or result in liability claims.

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

Outstanding redeemable warrants to purchase an aggregate of 31,250,000 shares of common stock issued in our IPO became exercisable on October 17, 2008. These public warrants expire on October 17, 2011 and are not eligible for cashless exercise treatment. In addition, Ares holds non-redeemable warrants to purchase an aggregate of 7,500,000 shares of common stock, which became exercisable on October 17, 2008. The Ares warrants are able to be cashless exercised by the holder. All of these outstanding warrants have an exercise price of $6.00 per share. As of March 6, 2009, the closing price of our shares traded on the New York Alternext US LLC, was $3.15 per share. In addition, when these warrants are exercised, sales of the underlying common shares if sold in the public market could adversely affect the market price of our existing common stock and reduce shareholder value.

We must comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established control framework and to report on our management’s conclusion as to the effectiveness of these internal controls over financial reporting beginning with the fiscal year ending December 31, 2009. As a result of our request and the SEC’s concurrence, we are not required to complete an assessment of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and the rules there under for the year ended December 31, 2008. The requested accommodation was granted by the SEC on October 22, 2008. We will be required to have an independent registered public accounting firm test the internal controls over financial reporting and report on the effectiveness of such controls for the fiscal year ending December 31, 2009 and subsequent years. Any delays or difficulty in satisfying these requirements could adversely affect future results of operations and our stock price.

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

There can be no assurance that New York Alternext US LLC will continue to list our securities on its exchange, and any delisting could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, common stock and warrants are listed on New York Alternext US LLC, a national securities exchange. We cannot assure you that our securities will continue to be listed on New York Alternext US LLC in the future. If New York Alternext US LLC delists our securities from trading on its exchange and we are unable to list our securities on another exchange, our securities could be quoted on the OTC Bulletin Board, or “pink sheets.” As a result, we could face significant adverse consequences, including but not limited to the following:

•	a limited availability of market quotations for our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

•	a reduced liquidity for our securities;

•	a decreased ability to obtain new financing or issue new securities on favorable terms in the future;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•	a decreased ability of our security holders to sell their securities in certain states.

Stockholders’ interests in us will be diluted significantly by the conversion of our Series A Preferred Stock, which could affect the market price of our common stock.

The Series A Preferred Stock is convertible into shares of our common stock at a conversion price of $6.00 per share. As of December 31, 2008 the Series A Preferred Stock may be converted into an aggregate of 25.3 million shares of our common stock. The Series A Preferred Stock has an annual dividend rate of 3% until March 11, 2009 and 5% beginning on March 11, 2009, subject to an increase to 10% upon the occurrence of certain events, calculated semi-annually. Accrued dividends may be paid, at our option, by increasing the stated value of the Series A Preferred Stock by an equal amount, which amount is convertible into shares of our common stock at the conversion price of $6.00. On March 11, 2009, we also amended the terms of the Series A Preferred Stock to remove the ability of the holder to force redemption of the Series A Preferred Stock. This change will cause us to present the amounts representing Series A Preferred Stock in stockholders’ equity on our balance sheet in the first quarter of 2009. In addition, the Series A Preferred Stock terms were amended such that we can request conversion to common stock only after August 7, 2011 and the price for us to force conversion to common stock was reduced from $12.00 per share to $9.00 per share as quoted for 30 consecutive trading days so long as there are at least 20 million common shares in our public stock float. To the extent the Series A Preferred Stock is converted into shares of our common stock, the issuance of substantial numbers of shares of common stock would increase the number of outstanding shares of our common stock and could have an adverse effect on the market price for our securities and on our ability to obtain future public or private financing. We may also seek to modify the terms of the Series A Preferred Stock in the future and any alteration of terms could have a dilutive effect on our common stockholders and warrant holders

The Series A Preferred Stock ranks senior to our common stock and warrants with respect to distributions upon our liquidation.

The Series A Preferred Stock ranks senior to our common stock and warrants for purposes of any liquidation event. Accordingly, as long as Series A Preferred Stock is outstanding, no distributions upon liquidation may be made to the holders of our common stock unless the holders of our Series A Preferred Stock have received distributions equal to their liquidation preference, which is the greater of the stated value, initially $1,000 per share, plus accrued dividends, and the amount payable to such holders had all of the Series A Preferred Stock been converted into our common stock. As a result, it is possible that, upon liquidation, all of the amounts available for distribution to our equity holders would be paid to the holders of the Series A Preferred Stock and our other stockholders and warrant holders would not receive any payment.

Ares is our largest stockholder and has significant influence and control over our management and affairs.

Ares owns approximately 73% of our common stock on an as converted basis, based on our outstanding shares as of March 10, 2009 and assuming (i) conversion of all of the Series A Preferred Stock and (ii) no exercise of any of our outstanding warrants to purchase 38,750,000 shares of our common stock. Ares is entitled to appoint to our board of directors a number of directors proportional to its ownership percentage. In addition, in certain circumstances, we are obligated to issue to Ares shares of our Series B Convertible Preferred Stock, $0.001 par value per share that would further increase Ares’ ownership of our company by approximately 1%. As a result, Ares has significant influence and control over our management and affairs.

Ares could make it more difficult or even impossible for a third party to acquire us without its consent.

The holders of the Series A Preferred Stock have the right to approve mergers, consolidations, or sale of all or substantially all of our assets unless the consideration payable with respect to each share of Series A Preferred Stock is an amount in cash that is more than 150% of the conversion price of the Series A Preferred Stock. This right continues for so long as 30% or more of the number of shares of Series A Preferred Stock first issued to Ares remain outstanding, or for so long as the outstanding shares of Series A Preferred Stock represent, in the aggregate, 20% or more of our equity on an as-converted basis.

Holders of Series A Preferred Stock have registration rights, and the exercise of these rights could adversely affect the market price of our common stock.

The holders of the Series A Preferred Stock have registration rights, subject to certain conditions, to require us to use best efforts to file registration statements under the Securities Act of 1933, as amended, on up to four occasions to register shares of common stock issued upon the conversion of the Series A Preferred Stock and upon exercise of the certain warrants held by Ares to acquire up to 7,500,000 shares of our common stock at an exercise price of $6.00 per share. Any sale of a significant number of shares of common stock by holders of the Series A Preferred Stock could cause the market price of our common stock to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We operate in over 33 strategically located service centers in 18 countries, which are designed to be globally integrated. Our facilities are organized into two regions: Americas, which includes United States, Canada, Philippines, India, Costa Rica, Dominican Republic, and El Salvador; and Europe, Middle East, and Africa (“EMEA”) which includes Europe, Tunisia and Egypt.

We do not own offices or properties but rather lease offices in the United States, Canada, the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, India, Tunisia, the Dominican Republic, Costa Rica, El Salvador, the Philippines, Egypt and Bulgaria. Our headquarters are in Wellesley, Massachusetts. We consider these facilities to be suitable and adequate for the management and operation of our business.

We believe that our facilities are adequate for our present needs in all material respects.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we are subject to proceedings, lawsuits and other claims. We believe that none of those proceedings is material to our business, results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 18, 2007, our units began trading on New York Alternext US LLC under the symbol “OOO.U”. Each of our units consists of one share of common stock and one warrant. On November 27, 2007, the common stock and warrants underlying our units began to trade separately on New York Alternext US LLC under the symbols “OOO” and “OOO.WS”, respectively.

The following sets forth the high and low sales price of our common stock, warrants and units, as reported on New York Alternext US LLC for the periods shown:

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
Fiscal Year Ended December 31, 2007
4th Quarter (commencing October 18, 2007)	$7.30	$7.15	$0.68	$0.61	$8.10	$7.75
Fiscal Year Ending December 31, 2008
1st Quarter	$7.65	$7.21	$0.65	$0.18	$8.20	$7.63
2nd Quarter	$7.78	$7.24	$0.91	$0.12	$8.55	$7.50
3rd Quarter	$7.99	$2.05	$0.79	$0.05	$8.50	$2.50
4th Quarter	$6.20	$1.14	$0.59	$0.01	$7.50	$1.02

Beginning on March 10, 2009 there were approximately 480 holders of our common stock, 220 holders of our warrants and 20 holders of our units.

DIVIDEND POLICY

We have not paid any dividends on our common stock to date. Our board does not anticipate declaring any dividends on the common stock in the foreseeable future. The payment of dividends on the common stock in the future, if any, will be within the discretion of our then Board of Directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.

Holders of the Series A Preferred Stock will be entitled to receive dividends at a rate of 3.0% per annum, payable semi-annually in arrears commencing on December 31, 2008 and thereafter on every June 30 and December 31. Beginning on March 11, 2009, the dividend rate increases to 5%. At our option, dividends on the Series A Preferred Stock may be paid in cash or by adding the amount of accrued dividends per share of Series A Preferred Stock to the Stated Value (as defined below) of the Series A Preferred Stock. The “Stated Value” for each share of Series A Preferred Stock equals the sum of (i) $1,000 plus (ii) all accrued but unpaid dividends (including, without duplication, dividends added to Stated Value) on such Series A Preferred Stock as of the date of calculation.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

Issuer Purchases of Equity Securities

We did not make any purchases of our shares of common stock in the fourth quarter of fiscal 2008, nor did anyone acting on our behalf.

Use of Proceeds

On October 23, 2007, we consummated our initial public offering of an aggregate of 31,250,000 units, each consisting of one share of our common stock and one warrant to purchase a share of our common stock, pursuant to a Registration Statement on Form S-1 (Registration No. 333-144447), which the SEC declared effective on October 17, 2007. Deutsche Bank Securities Inc. acted as representative of the underwriters.

We raised a total of $250 million in gross proceeds from our IPO, or approximately $231.2 million in net proceeds after deducting approximately $18.5 million in underwriting fees and offering expenses. We have applied $123.4 million of the net proceeds from our IPO to our acquisition of SHC and the balance to working capital, which amount has exceeded the net proceeds raised in our IPO. None of the net proceeds from our IPO were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities or any of our other affiliates.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

In October 2007, we consummated our initial public offering (“IPO”) in which we sold 31,250,000 units, each consisting of one share of our common stock and a warrant to purchase one share of our common stock. We received total gross proceeds of $250.0 million and net proceeds of $246.3 million, including $7.5 million of proceeds from the sale of 7,500,000 warrants to certain of our founding stockholders, which were deposited into a trust account. Our founders subsequently sold their 7,500,000 warrants to Ares.

In July 2008, we acquired Stream Holdings Corporation (“SHC”) for $128.8 million (which reflected the $200.0 million purchase price less assumed indebtedness, transaction fees, employee transaction related bonuses, professional fees, stock option payments and payments for working capital). Also in July 2008, holders of 8,947,000 shares of our common stock exercised their conversion rights in connection with the acquisition, and we paid an aggregate of $70.59 million to such holders. In connection with our acquisition of SHC, we changed our name from Global BPO Services Corp. to Stream Global Services, Inc (“SGS”).

The following balance sheet data and statements of operations data for each of the two years ended December 31, 2008 were derived from SHC’s and SGS’s audited consolidated financial statements. Consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of operations and cash flows for each of the two years in the period ended December 31, 2008 and notes thereto appear elsewhere in this Annual Report on Form 10-K.

In addition, in order assist investors in better understanding the historical performance of our operating business, we have also included below financial information for SHC for periods before we acquired SHC.

SGS

	Years ended December 31,
(In thousands, except per share amounts)	2008	2007
Revenue	$211,373	$—
Gross profit	83,095	—
Income (loss) from operations	5,229	(242)
Net income (loss)	796	1,117
Income (loss) per share attributable to common stockholders per share:	$(2.20)	$0.07

SHC

	Seven months ended July 31, 2008	Years Ended December 31,
(In thousands, except per share amounts)		2007	2006	2005	2004
Revenue	$312,085	$483,569	$405,547	$310,905	$215,613
Gross profit	109,409	162,634	128,679	93,827	74,686
Income (loss) from operations	(14,667)	5,894	5,470	(11,114)	4,236
Net income (loss) from continuing operations before extraordinary gain	$(25,372)	$(11,323)	$(5,349)	$(17,544)	$(903)

SGS

	Balances as of December 31,
(In thousands)	2008	2007
Total current assets	$146,856	$248,526
Property, equipment and fixtures, net	41,634	27
Total assets	329,945	248,718

Total current liabilities	79,392	8,563
Long term debt and capital leases	69,108	—
Preferred stock	145,911	—
Stockholders’ equity	$1,751	$166,280

SHC

	Balances as of December 31,
(In thousands)	2007	2006	2005	2004
Total current assets	$138,914	$102,825	$78,635	$86,732
Property, equipment and fixtures, net	36,656	25,977	21,975	7,883
Total assets	193,416	145,117	118,722	110,908

Total current liabilities	148,685	60,674	54,111	44,932
Long term debt and capital leases	28,692	66,207	42,264	21,242
Stockholders’ equity	$7,352	$10,309	$12,234	$31,964

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

Stream Global Services, Inc. (“we”, “us”, “Stream”, or “SGS”) is a corporation organized under the laws of the State of Delaware and was incorporated on June 26, 2007. We were formed as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination with one or more domestic or international operating businesses.

In October 2007, we consummated our initial public offering (“IPO”) in which we sold 31,250,000 units, each consisting of one share of our common stock and a warrant to purchase one share of our common stock. We received total gross proceeds of $250.0 million and net proceeds of $246.3 million, including $7.5 million of proceeds from the sale of 7,500,000 warrants to certain of our founding stockholders, which were deposited into a trust account. In connection with our IPO, a total of $7.5 million of underwriters’ fees were deferred until the completion of our initial acquisition. In 2008 the underwriter’s fees were reduced to $2.8 million.

In July 2008, we acquired Stream Holdings Corporation (“SHC”) for $128.8 million (which reflected the $200.0 million purchase price less assumed indebtedness, transaction fees, employee transaction related bonuses, professional fees, stock option payments and payments for working capital). Also in July 2008, holders of 8,947,000 shares of our common stock exercised their conversion rights in connection with the acquisition, and we paid an aggregate of $70.59 million to such holders. In connection with our acquisition of SHC, we changed our name from Global BPO Services Corp. to Stream Global Services, Inc.

In August 2008, we issued and sold 150,000 shares of our Series A Convertible Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), in a private placement with Ares Corporate Opportunities Fund II, L.P. (“Ares”) for an aggregate purchase price of $150 million, and our founders also sold their 7,500,000 warrants to Ares. Also in August 2008, we commenced a self-tender offer to purchase up to 20,757,000 shares of our common stock at a purchase price of $8.00 per share. In September 2008, we closed the self-tender and accepted for purchase 20,757,000 shares of our common stock, for a total cost of approximately $166.0 million, excluding fees and expenses related to the offer.

We are a global provider of customer relationship management, or CRM, and other business process outsourcing, or BPO, services to companies in the technology, software, consumer electronics and communications industries. Our CRM solutions encompass a wide range of telephone, e-mail and internet based services and technical support programs designed to maximize the long-term value of the relationships between our clients and their customers, or end-users. Technical support programs involve technical troubleshooting (including game support), hardware and warranty support, win-back programs, hosted services, data management, telecommunications services and professional services. Customer service programs consist of activities such as customer setup/activations, up-sell or cross-sell programs, revenue generation, customer billing inquiries and customer retention or initiatives. We work closely with our clients to design and implement large-scale, tailored CRM programs that provide comprehensive solutions to their specific business needs. We deliver services from our 33 service centers in 18 countries. As of December 31, 2008, we had over 17,000 employees worldwide.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, goodwill is reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. We operate in one reporting unit, which is the basis for impairment testing and the allocation of acquired goodwill.

Intangible assets with a finite life are recorded at cost and amortized using their projected cash flows over their estimated useful life. Client lists and relationships are amortized over ten and one half years, market adjustments related to facility leases are amortized over the term of the respective lease and developed software is amortized over five years. Brands and trademarks are not amortized as their life is indefinite. In accordance with SFAS 142, indefinite lived intangible assets are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired.

The carrying value of intangibles is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets.

Stock-Based Compensation

At December 31, 2008, we had a stock-based compensation plan for employees and directors.

We adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, or (SFAS 123(R), at our inception. For share-based payments, the fair value of each grant, including both the time-based grants and the performance-based grants, is estimated on the date of grant using the Black-Scholes-Merton option valuation model and assumes the performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any previously recognized cost is reversed. Stock compensation expense is recognized on a straight-line basis over the vesting term, net of an estimated future forfeiture rate. The forfeiture rate assumption (19.5% as of December 31, 2008) is based on the predecessor’s historical experience.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 amends SFAS No. 115 to permit entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The FASB’s objective in this statement is to provide reporting entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 159 in the first quarter of fiscal year 2008. The adoption of SFAS No. 159 did not have an impact on our financial position, results of operations or cash flow, as we did not elect this fair value option on any financial assets or liabilities.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not currently expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

Pro Forma and Adjusted Pro Forma Financial Information

The acquisition of SHC was our first business combination and, accordingly, we do not believe a historical comparison of the results of operations and cash flows for the year ended December 31, 2008 compared to December 31, 2007 is beneficial to our stockholders. In order to assist readers to better understand the changes in our business between the years ended December 31, 2008 and 2007, we are presenting in management’s discussion and analysis section below on the pro forma results of operations for SGS and SHC for the years ended December 31, 2008 and 2007 as if the acquisition of SHC occurred on January 1, 2007. We derived the pro forma results of operations from (i) the consolidated financial statements of SHC for the period from January 1, 2008 to July 31, 2008 (the date of the SHC acquisition) and the year ended December 31, 2007, and (ii) our consolidated financial statements for the years ended December 31, 2008 and 2007. We are presenting the pro forma information in order to provide a more meaningful comparison of our operating results with prior periods. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of SHC. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable and provide useful information to the reader of this section. The pro forma adjustments include adjustments for interest expense, reversal of interest income for SGS, amortization of intangible assets, transaction costs, depreciation expense for assets written up and market lease amortization.

The following are pro forma unaudited results of operations for the years ended December 31, 2008 and 2007 assuming the acquisition of SHC occurred on January 1, 2007:

Stream Global Services, Inc.

Pro Forma Consolidated Statements of Operations

(unaudited)

	Years Ended December 31,
	2008	2007
Revenue	$523,458	$483,569
Direct cost of revenue	330,955	320,935

Gross profit	192,503	162,634

Operating expenses:
Selling, general and administrative expenses	160,824	143,117
Stock based compensation expense	1,330	1,013
Depreciation and amortization expense	24,359	19,550

Total operating expenses	186,513	163,680

Income (loss) from operations	5,990	(1,046)

Other (income) expenses, net:
Foreign currency transaction loss (gain)	(535)	11
Other (income) expense, net	1,593	(1,008)
Interest expense, net	6,894	8,692

Total other (income) expenses, net	7,952	7,695

Income (loss) before provision for income taxes	(1,962)	(8,741)
Provision for Income taxes	9,697	5,938

Net income (loss)	$(11,659)	$(14,679)

Amounts as a percentage of pro forma revenue:

	Years Ended December 31,
	2008	2007
Revenue	100.0%	100.0%
Direct cost of revenue	63.2	66.4

Gross profit	36.8	33.6

Operating expenses:
Selling, general and administrative expenses	30.7	29.6
Stock based compensation expense	0.2	0.2
Depreciation and amortization expense	4.7	4.0

Total operating expenses	35.6	33.8

Income (loss) from operations	1.2	(0.2)

Other (income) expenses, net:
Foreign currency transaction loss (gain)	(0.1)	0.0
Other (income) expense, net	0.3	(0.2)
Interest expense, net	1.3	1.8

Total other (income) expenses, net	1.5	1.6

Income (loss) before provision for income taxes	(0.3)	(1.8)
Provision for Income taxes	1.9	1.2

Net income (loss)	(2.2)%	(3.0)%

Revenues

We derive the majority of our revenues by providing CRM services such as technical support, warranty support and game support, hosted services, data management, telecommunication services, professional services and customer care services. Our services are typically bundled together to include our work provided by our service professionals, our hosted technology, our data management and reporting and other professional services. We bill monthly for our services in a variety of manners, including per minute, per contact, per hour and per full-time employee equivalent. Revenues also include reimbursement of certain expenses including telecom, training and miscellaneous costs for certain customers.

Direct Cost of Revenue

We record the costs specifically associated with client programs as direct cost of revenues. These costs include direct labor wages and benefits of service professionals as well as reimbursable expenses such as telecommunication charges. Telecommunication charges that are directly reimbursable are included in direct cost of revenue, while telecommunication charges that are not directly reimbursed are included in operating expenses. The most significant portion of our direct cost of revenue is attributable to employee compensation, benefits and payroll taxes. These costs are expensed as they are incurred. Direct costs are affected by prevailing wage rates in the countries in which they are incurred and are subject to the effects of foreign currency fluctuations.

Operating Expenses

Our operating expenses consist of all expenses of operations other than direct costs of revenue, such as information technology, telecommunications sales and marketing costs, finance, human resource management and other functions and service center operational expenses such as facilities, operations and training and depreciation and amortization.

Other Expenses

Other expenses consists of the foreign currency transaction gains or losses, other income, interest income and interest expense. Interest expense includes interest expense and amortization of debt issuance costs associated with our indebtedness under our credit lines, term loans, and capitalized lease obligations.

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

Results of Operations

Year ended December 31, 2008 compared with year ended December 31, 2007

Revenues. Revenues increased $39.9 million, or 8.3%, to $523.5 million for the year ended December 31, 2008, compared to $483.6 million for the year ended December 31, 2007. The increase is primarily attributable to growth in revenue due to increased volumes with our ten largest clients from both existing and new services provided to those clients in 2008.

Revenues for services performed in our U.S. and Canada service centers decreased $32.1 million, or 12.5%, for the year ended December 31, 2008, as a result of large volumes from a seasonal client in the year ended December 31, 2007, coupled with an ISP client contract which ended in the last half of 2007. Revenues for services performed in European service centers increased $50.4 million, or 30.7%. The majority of this increase is attributable to increased volumes from both new and existing clients, coupled with additional revenue due to a strengthened Euro relative to the U.S. dollar. Revenues for services performed in offshore service centers in India, Costa Rica, the Dominican Republic and Tunisia increased $21.6 million, or 35.0%, due to additional volume from existing and new clients. Revenues in our offshore service centers represented 15.9% of consolidated revenues for the year ended December 31, 2008, compared to 12.8% in the same period in 2007. We expect our revenues to continue to grow in 2009. Our revenue growth is a result of a number of factors. These factors include a re-vamp of our sales and client management teams, introduction of new services such as warranty and up-sell programs and winning of new client contracts from both existing and new accounts. We believe that our growth is being effected positively by a number of macro economic factors that include our clients propensity to outsource to gain flexible solutions, our clients seeking to work with more global service providers like us and an ongoing effort by certain of our clients to consolidate service providers to those with global operations and broader service offerings.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $10.0 million, or 3.1%, to $331.0 million for the year ended December 31, 2008, compared to $320.9 million for the year ended December 31, 2007. This increase is primarily attributable to incremental labor cost required to support revenue growth. After excluding the $8.9 million Canadian and Euro currency exchange impact, direct labor costs increased from $329.8 million to $331.0 million, or 0.1%. We expect cost of services as a percentage of revenues to decline in the future.

Gross Profit. Gross profit increased $29.9 million, or 18.4%, to $192.5 million for the year ended December 31, 2008 from $162.6 million for the year ended December 31, 2007. Gross profit as a percentage of revenue increased from 33.6% to 36.8%. Gross margin percentage increased primarily due to higher margin contracts implemented and better management of our costs in connection with services performed in our European service centers. Following the acquisition of SHC, we implemented a number of changes, including hiring key operating personnel in the America’s operations. Our focus on operations improved certain metrics such as agent utilization, average call handle time, agent attrition and productivity. In addition, our focus on operating metrics resulted in an increase in customer satisfaction.

We expect gross profit as a percentage of revenues to continue to improve in fiscal 2009 due to continuing improvements in operating metrics and investment in new tools and technologies to improve efficiencies. We are also expanding into new geographic regions such as Egypt, South America, Latin America and the Philippines. These new regions are expected to produce higher gross profit as a percentage of revenues due to the lower labor rates in those countries.

Operating Expenses. Operating expenses (which includes depreciation and amortization expense) increased $22.8 million, or 13.9%, to $186.5 million or 35.6% of revenues for the year ended December 31, 2008, compared to $163.7 million or 33.8% of revenues for the year ended December 31, 2007, primarily due to an increase in selling, general and administrative expense, which grew from $143.1 million to $160.8 million, or 12.5%. The increase in selling, general and administrative expense was due to (i) a $3.7 million increase in labor costs due to incremental management, operations and administrative staff required to support our revenue growth, and (ii) an occupancy expense increase of $6.3 million primarily attributable to new service center openings after the first half of 2007, and a $4.0 million Canadian and Euro currency exchange impact. Selling, general and administrative expenses as a percentage of revenue were approximately 31% for the year ended December 31, 2008 as compared to 30% for the year ended December 31, 2007. We expect that the selling, general and administrative expense as a percentage of revenues will increase in 2009 due to investments in sales and marketing, operations personnel and investments in information technology. We also expect that we will incur additional costs in finance and legal due to implementation of Sarbanes Oxley and the general requirements of being a publicly traded company. Depreciation and amortization increased $4.6 million as a result of additions to equipment and fixtures totaling $17.3 million including capital leases during the twelve months ended December 31, 2008. The additions to equipment and fixtures were to support new business, open new service centers and maintain and upgrade our technology infrastructure. Operating expenses as a percentage of revenues increased to 35.6% for the year ended December 31, 2008 compared to 33.9% for the year ended December 31, 2007.

Other (Income) Expenses, Net. Other (income) expenses, net increased $0.3 million, or 3.7%, to $8.0 million for the year ended December 31, 2008, compared to $7.7 million for the year ended December 31, 2007. This increase consisted of a foreign exchange gain for the year ended December 31, 2008 of $0.5 million, compared to a foreign exchange loss of $0.0 million for the year ended December 31, 2007. Foreign exchange gains and losses are primarily the result of intercompany activity and related hedging. We expect interest expense to increase in 2009 due to the new bank debt agreement that we finalized in January 2009 which has a higher blended interest rate than the prior bank loan agreements.

Income Taxes. Income taxes increased $3.8 million, or 63.5%, to $9.7 million for the year ended December 31, 2008, compared to $5.9 million for the year ended December 31, 2007. Foreign tax expense comprised $9.3 million for the year ended December 31, 2008 and $5.2 million for the same period in 2007 and the effective foreign tax rate increased from 28.5% to 32.5%. The increase in expense was driven by a $2.5 million charge in respect to additional foreign tax liabilities, higher income in foreign jurisdictions offset by the decrease in the effective rate reflecting changes in the mix of operations. We operate in a number of countries outside the U.S. that are generally taxed at lower rates and this can have a significant impact on the effective tax rate. We are in process of re-organizing our legal entity structure to more efficiently utilized both our income tax and cash management process, and in an effort to reduce our income tax provision in the future.

Net Income (Loss). Net loss decreased by $3.0 million, or 20.9%, to $11.7 million for the year ended December 31, 2008, compared to $14.7 million for the year ended December 31, 2007. This decrease is primarily due to increased revenue and margins offset by increased income tax expense.

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

On a pro forma basis, we made capital expenditures of $17.4 million in the year ended December 31, 2008 as compared to $17.1 million in the prior year for SHC. We continue to make capital expenditures to build new service centers, meet new contract requirements and maintain and upgrade our technology. We expect to continue to expand into new facilities in 2009 such as in the Philippines, Egypt, Tunisia and South and Latin America. We also expect to invest in technology initiatives such as home-shoring, unified communications and enabling technology, business continuity and data security, web based solutions and applications and distributed collaboration networking. The convergence of voice and data as well as the demand for real time diagnostics and analytics by our clients are requiring us to make substantial future investments in technology and solutions that will require additional capital investments.

In January 2009, we (as Guarantor) entered into the Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association (“PNC” as Lender and as Agent), Steel City Capital Funding, LLC (as Term B Lender and as Term B Agent), PNC Capital Markets LLC (as Lead Arranger), SHC (as Borrowing Agent), and the other Loan Parties signatory thereto (as Loan Parties) (the “Credit Agreement”).

The Credit Agreement amends and restates the Fourth Amended and Restated Revolving Credit Facility with PNC entered into in July 2008 and as further amended. The Credit Agreement provides that the Term B Lenders (as defined in the Credit Agreement) will extend the Borrowers (as defined in the Credit Agreement) an aggregate principal amount of $25.0 million which will be used to reduce the senior secured revolving credit facility from $100.0 million to approximately $77.0 million and to repay approximately $2.0 million in outstanding loans made to certain Foreign Borrowers (as defined in the Credit Agreement). This financing comprises (A) a senior secured revolving credit facility equal to the sum of (i) $75.0 million and (ii) the sum of (a) $2.0 million minus (b) an amount equal to (i) $82.0 million multiplied by (ii) the number of months elapsed from January 8, 2009 to such date of determination (but in no event less than zero); (B) a Term Loan A (as defined in the Credit Agreement) to the US Borrowers (as defined in the Credit Agreement) in the aggregate principle amount of $4.5 million; and (C) Term B Loans (as defined in the Credit Agreement) in the aggregate principal amount of $25.0 million.

Borrowing availability under the senior secured revolving credit facility will be based on, among other things, the Borrowers’ (as defined in the Credit Agreement) eligible billed and unbilled accounts receivable. The financing facilities mature on July 30, 2011.

Outstanding balances under the revolving credit facility other than any loans under the Amortizing Availability (as defined in Credit Agreement) will bear interest at either LIBOR plus a margin ranging from 300 to 350 basis points or at the base rate plus a margin ranging from 200 to 250 basis points. The Term Loan A (as defined in the Credit Agreement) and Term B Loans under the Amortizing Availability will bear interest at LIBOR plus a margin ranging from 350 to 400 basis points or at the base rate plus a margin ranging from 250 to 300 basis points, and the Term B Loan (as defined in the Credit Agreement) will bear interest at LIBOR plus a margin of 950 basis points (but in no event will the LIBOR rate be lower than 4%) or at the base rate plus a margin of 850 basis points (but in no event will the base rate be lower than 5%), in each case based on the fixed charge coverage ratio of SGS. The interest rate is subject to increase under certain circumstances. The balance outstanding under the prior credit facility and term loans continued as part of the new revolving credit and term debt facility except that part of the existing Term A Loan to us was refinanced with part of the new Term B Loans. The facility also requires compliance with certain financial covenants which are fully detailed in the Credit Agreement. The obligations of the Borrowers under the facility are secured by certain assets of the Borrowers and by certain assets of SHC. The guarantee provided by us is unsecured.

On March 2, 2009, we entered into an Amendment No. 1 and Waiver to the Credit Agreement. In order to create additional Undrawn Availability (as defined under the Credit Agreement) under the Credit Agreement, SHC, Stream Florida Inc., Stream International Inc., Stream New York Inc. (collectively, with SGS, the “Stream Entities”), have entered into the Reimbursement Agreement (described below) which provides that Ares or one or more of its affiliates (each an “Ares Affiliate” and each Ares Affiliate and Ares being referred to collectively as the “Ares Guarantors”) may elect to provide, or cause one or more financial institutions or other entities to provide certain letters of credit, or other guarantees or backstop arrangements for the benefit of the Stream Entities. The Credit Agreement restricts the ability of the Loan Parties to enter into certain of the transactions under the Reimbursement Agreement. The Loan Parties requested Agent, Term Loan B Agent and Lenders amend the Credit Agreement and waive any failure to comply with the Credit Agreement, with respect to the entering into and performance under the Reimbursement Agreement. The Amendment provides such requested amendments and waivers. Also on March 2, 2009, the Stream Entities entered into the Guarantee and Reimbursement Agreement, with Ares (the “Reimbursement Agreement”). The Stream Entities currently expect to request that Ares, provide certain letters of credit, guarantees or other form of credit support to support obligations of the Stream Entities in order to create additional Undrawn Availability under the Credit Agreement. Upon the written request of one of the Stream Entities, an Ares Guarantor may, in its discretion, provide, or cause a financial institution or other entity to provide, such letters of credit or guarantee or otherwise backstop (each of the foregoing, an “LC Guarantee”) obligations of the Stream Entities under one or more existing letters of credit for the benefit of one or more of the Stream Entities; provided, that such LC Guarantees are subject to certain limitations described in the Reimbursement Agreement, including that the obligations (whether fixed or contingent) of the Ares Guarantors under the LC Guarantees shall not exceed $10.0 million in the aggregate under any circumstance whatsoever and that each LC Guarantee shall continue in full force and effect for a term of twelve months from its issuance; provided further, that such LC Guarantee may not extend to a date later than the twelve month anniversary of the first date on which Ares consents to an LC Guarantee under the Reimbursement Agreement, subject to certain exceptions. Each of the Stream Entities agreed to reimburse the Ares Guarantors for any and all amounts drawn or paid under the LC Guarantees, or otherwise payable by the Ares Guarantors in connection with such LC Guarantees (collectively, the “Reimbursement Obligations”) which Reimbursement Obligations shall be subject to interest accruing at 5% per annum or 7% per annum if payment is not timely made. The rights granted to the Ares Guarantors under the Reimbursement Agreement are subject to the Subordination Agreement (as described below).

Upon the delivery and effectiveness of an LC Guarantee, we agreed to issue to Ares or other Ares Guarantors a number of shares (the “Shares”) of our Series B Preferred Stock, $0.001 par value per share, equal to (i) 1,000 shares multiplied by (ii) (a) the aggregate maximum amount which may be drawn or paid under such LC Guarantee with respect to the Letter(s) of Credit supported by such LC Guarantee divided by (b) $10.0 million, with any fractional shares being rounded up to the nearest whole share (the “LC Fee”); provided, that, subject to certain exceptions in no event shall the aggregate number of Shares issued exceed 1,000. As security for their obligations under the Reimbursement Agreement, each of the Stream Entities (other than SGS) granted to Ares (on behalf of itself and for the ratable benefit of the other Ares Guarantors) a continuing security interest in substantially all of its right, title and interest in, to and under the Collateral (as defined in the Reimbursement Agreement). The rights granted to the Ares Guarantors under the Reimbursement Agreement are subject to the Subordination Agreement (described below).

On March 2, 2009, we entered into the Subordination and Intercreditor Agreement with PNC Bank (as Agent), Steel City Capital Funding, LLC, (as agent for Term B Lenders and as Term B Agent), Ares and the other Loan Parties signatory thereto (as Loan Parties) (the “Subordination Agreement”). Pursuant to the Subordination Agreement, the obligations of the Stream Entities under the Reimbursement Agreement, and the liens granted therein, are junior and subordinate to the obligations of the Stream Entities under, and to liens granted in connection with, the Credit Agreement.

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of December 31, 2008, we had approximately $9.2 million of these letters of credit in place under our Credit Agreement. On March 2, 2009, we entered into the Reimbursement Agreement with Ares described above in this Liquidity and Capital Resources section, and we expect to request that Ares provide replacement letters of credit for some or all of our outstanding standby letters of credit.

Contractual Obligations. We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of December 31, 2008:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$66,239	$2,614	$63,625	$—	$—
Operating lease obligations	73,144	23,632	31,883	14,439	3,190
Capital lease obligations	8,657	2,602	3,245	2,227	583

Total	$148,040	$28,848	$98,753	$16,666	$3,773

Certain facility leases are backed by letters of credit totaling approximately $9.2 million at December 31, 2008. The obligations under the letters of credit decline annually as the underlying obligations are satisfied.

As of December 31, 2008, we had $10.7 million in unrestricted cash and cash equivalents, and working capital (measured by current assets less current liabilities) of $67.5 million.

Net cash used in operating activities totaled $14.6 million for the year ended December 31, 2008, a $14.3 million increase from the $0.3 million used in the period ended December 31, 2007. SHC used $12.4 million in cash from operations for the year ended December 31, 2007. Non-cash charges were $12.8 million greater in the year ended December 31, 2008 than those generated in the period ended December 31, 2007 primarily as a result of the $10.9 million increase for the depreciation and amortization of acquired assets related to the purchase of SHC. The increase of $26.1 million in changes from operating assets and liabilities is due primarily to the increase of $16.4 million in cash used for accrued expenses and other liabilities and an increase of $11.9 million in accounts receivable. SHC non cash charges were $13.9 million and changes in operating assets and liabilities was a use of cash of $15.0 million for the year ended December 31, 2007.

Net cash provided by investing activities totaled $131.1 million for the year ended December 31, 2008, a $376.2 million increase from the $245.1 million used in the period ended December 31, 2007. This is primarily attributable to the release of restrictive cash from our IPO offset by the cash used to acquire SHC. SHC used $19.3 million for the year ended December 31, 2007 primarily for investments in new sales and technology based assets.

Net cash used in financing activities totaled $102.1 million for the year ended December 31, 2008, a $348.7 million increase from the $246.5 million of cash provided by financing activities for the period ended December 31, 2007. The increase is due to proceeds from issuance of the Series A Preferred Stock offset by cash used to purchase shares of common stock in our self-tender offer and the proceeds from the sale of units in our IPO in the period ended December 31, 2007. SHC provided $33.4 million of cash in financing activities in the year ended December 31, 2007 primarily due to borrowings on their line of credit.

Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. Dollars or vice versa, and generally mature in four months or less. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $20.7 million as of December 31, 2008 and zero as of December 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We are exposed to seasonality in our revenues because of the nature of certain consumer-based clients. We may experience approximately 10% increased volume associated with the peak processing needs in the fourth quarter coinciding with the holiday period and a somewhat seasonal overflow into the first quarter of the following calendar year.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments bear interest at variable rates, including capital leases. At December 31, 2008, we had outstanding borrowings under variable debt agreements that totaled approximately $66.2 million. A hypothetical 1.0% increase in the interest rate would have increased interest expense by approximately $0.7 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

There were no outstanding interest rate swaps covering interest rate exposure at December 31, 2008.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using our service centers in Canada, India, the Dominican Republic and Costa Rica. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in the local currency of the country in which the contracts are serviced which creates foreign exchange exposure. We expect to begin incurring costs in the Philippine peso in 2009. We are evaluating our hedging strategy related to the peso. Given the significance of our foreign operations and the potential volatility of the Canadian dollar and Indian rupee versus the U.S. dollar, we use forward purchases of Canadian dollars and Indian rupees to minimize the impact of currency fluctuations. As of December 31, 2008, we had entered into forward contracts with two financial institutions to acquire a total of 23.0 million in Canadian dollars at prices ranging from .77053 to .77172 USD/CAD and 56.6 million in Indian rupees at prices ranging from 49.92 to 51.55 USD/INR.

Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.

Changes in market rates may impact the banks’ LIBOR rate or prime rate. For instance, if either the LIBOR or prime rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $0.7 million based upon our total credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Stream Global Services, Inc.

We have audited the accompanying consolidated balance sheets of Stream Global Services, Inc. (formerly Global BPO Services Corporation) (the successor) as of December 31, 2008 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008. We have also audited the accompanying consolidated balance sheet of Stream Holdings Corporation (the predecessor) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the seven month period ended July 31, 2008 and the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated balance sheet of Stream Global Services, Inc. (successor) at December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and the consolidated balance sheet of Stream Holdings Corporation (predecessor) at December 31, 2007 and the consolidated results of its operations and its cash flows for the seven month period ended July 31, 2008 and the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 13, 2009

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

/s/ BDO SEIDMAN, LLP

Boston, Massachusetts

March 17, 2008

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2008	December 31, 2007	Predecessor (“SHC”) December 31, 2007	Pro forma December 31, 2008 (unaudited)
				(Note 6)
Assets
Current assets:
Cash and cash equivalents	$10,660	$1,161	$12,581	$10,660
Cash and cash equivalents held in trust account	—	246,300	—	—
Accrued interest held in trust account	—	913	—	—
Accounts receivable, net of allowance for bad debts of $267 and zero at December 31, 2008 and 2007, respectively, and $33 at December 31, 2007 for SHC	109,385	—	115,794	109,385
Income taxes receivable	1,559	—	1,518	1,559
Deferred income taxes	14,899	—	1,113	14,899
Prepaid expenses and other current assets	10,353	152	7,908	10,353

Total current assets	146,856	248,526	138,914	146,856

Equipment and fixtures, net	41,634	27	36,656	41,634
Deferred income taxes	2,698	—	5,171	2,698
Goodwill	47,686	—	8,066	47,686
Intangible assets, net	83,319	—	—	83,319
Other assets	7,752	165	4,609	7,752

Total assets	$329,945	$248,718	$193,416	$329,945

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,058	$74	$6,843	$9,058
Accrued employee compensation and benefits	40,335	—	40,226	40,335
Other accrued expenses	15,550	7,729	15,315	15,550
Income taxes payable	3,449	760	3,150	3,449
Current portion of long-term debt	2,614	—	76,732	2,614
Current portion of capital lease obligations	2,260	—	2,200	2,260
Other liabilities	6,126	—	4,219	6,126

Total current liabilities	79,392	8,563	148,685	79,392

Long-term debt, net of current portion	63,624	—	22,294	63,624
Capital lease obligations, net of current portion	5,484	—	6,398	5,484
Deferred income taxes	17,396	—	147	17,396
Other long-term liabilities	16,387	—	8,540	16,387

Total liabilities	182,283	8,563	186,064	182,283

Common stock subject to possible conversion (9,375 shares at conversion value)	—	73,875	—	—
Convertible Series A Preferred Stock, par value $0.001 per share, 1,000 shares authorized; 0 and zero shares issued and outstanding at December 31, 2008 and 2007, respectively (liquidation preference amount of $151,790 at December 31, 2008)	145,911	—	—	—

Stockholders’ equity:
Convertible Series A Preferred Stock, par value $0.001 per share, 1,000 shares authorized; 150 and zero shares issued and outstanding at December 31, 2008 and 2007, respectively (liquidation preference amount of $151,790 at December 31, 2008)	—	—	—	—
Common stock, par value $0.001 per share, shares authorized—149,000 shares and 119,000 authorized at December 31, 2008 and 2007, respectively, issued and outstanding shares—9,458 and 29,688 shares (excluding 9,375 shares subject to possible conversion at December 31, 2007) at December 31, 2008 and 2007, respectively	9	30	84	9
Additional paid-in-capital	11,330	165,133	5,337	157,241
Retained earnings (deficit)	(1,399)	1,117	(5,723)	(1,399)
Accumulated other comprehensive income (loss)	(8,189)	—	7,654	(8,189)

Total stockholders’ equity	1,751	166,280	7,352	147,662

Total liabilities and stockholders’ equity	$329,945	$248,718	$193,416	$329,945

See accompanying notes to consolidated financial statements.

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31, 2008	For the period from June 26, 2007 (date of inception) to December 31, 2007	Seven Months Ended July 31, 2008 Predecessor (“SHC”)	Year Ended December 31, 2007 Predecessor (“SHC”)	Year Ended December 31, 2006 Predecessor (“SHC”)
Revenue	$211,373	$—	$312,085	$483,569	$405,547
Direct cost of revenue	128,278	—	202,676	320,935	276,868

Gross profit	83,095	—	109,409	162,634	128,679

Operating expenses:
Selling, general and administrative expenses	66,884	240	95,751	144,681	115,545
Depreciation and amortization	10,982	2	8,810	12,059	7,664
Transaction related costs	—	—	19,515	—

Total operating expenses	77,866	242	124,076	156,740	123,209

Income (loss) from operations	5,229	(242)	(14,667)	5,894	5,470

Other (income) expenses, net:
Foreign currency transaction loss (gain)	981	—	(1,517)	11	(498)
Other (income) expense, net	260	—	(87)	(1,008)	(1,679)
Interest (income) expense, net	(2,167)	(2,119)	7,214	12,055	8,473

Total other (income) expenses, net	(926)	(2,119)	5,610	11,058	6,296

Income (loss) before income taxes	6,155	1,877	(20,277)	(5,164)	(826)

Provision (benefit) for income taxes	5,359	760	5,095	6,159	4,523

Net income (loss)	$796	$1,117	$(25,372)	$(11,323)	$(5,349)

Series A Preferred Stock beneficial conversion feature	49,503	—	—	—	—
Cumulative convertible Preferred Stock dividends	1,790	—	—	—	—
Preferred Stock accretion	367	—	—	—	—
Warrant issuance costs	298	—	—	—	—

Net income (loss) attributable to common stockholders	$(51,162)	$1,117	$(25,372)	$(11,323)	$(5,349)

Net income (loss) attributable to common stockholders per share:
Basic	$(2.20)	$0.07	N/A	N/A	N/A

Diluted	$(2.20)	$0.07	N/A	N/A	N/A

Shares used in computing per share amounts:
Basic	23,258	16,189	N/A	N/A	N/A

Diluted	23,258	16,189	N/A	N/A	N/A

See accompanying notes to consolidated financial statements.

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at June 26, 2007	—	$—	$—	$—	$—	$—
Sale of common stock to founding stockholders	8,984	9	41	—	—	50
Proceeds from sale of underwriters purchase option	—	—	—	—	—	—
Proceeds from sale of warrants to founding stockholders	—	—	7,500	—	—	7,500
Sale of 31,250 units through initial public offering, net of underwriters’ discount of $17,500 and offering expenses of $1,005 and net of $73,875 proceeds allocable to 9,375 shares of common stock subject to possible conversion	21,875	22	157,597	—	—	157,619
Common shares repurchased from founding stockholders	(1,171)	(1)	(5)	—	—	(6)
Net income	—	—	—	1,117	—	1,117

Balances at December 31, 2007	29,688	30	165,133	1,117	—	166,280
Net income	—	—	—	796	—	796
Currency translation adjustment	—	—	—	—	(9,430)	(9,430)
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	1,241	1,241

Comprehensive loss	—	—	—	—	—	(7,393)
Accretion of beneficial conversion premium on preferred stock	—	—	(46,191)	(3,312)	—	(49,503)
Beneficial conversion premium on preferred stock	—	—	49,503	—	—	49,503
Cumulative dividends on preferred stock	—		(1,790)	—		(1,790)
Reduction in deferred IPO costs	—	—	4,718	—	—	4,718
Common shares purchased from stockholders as a result of tender offer	(20,757)	(21)	(166,038)	—	—	(166,059)
Common shares issued under stock plans, net of cancellations	99	—	50	—	—	50
Stock-based compensation expense			73	—		73
Warrant value associated with issue of preferred stock to Ares	—	—	3,253	—	—	3,253
Warrant issuance cost	—	—	(298)	—	—	(298)
Common stock released from redemption restriction	428	—	3,572	—	—	3,572
Accretion of preferred stock discount	—	—	(367)	—	—	(367)
Accretion of in-trust account	—	—	(288)	—	—	(288)

Balances at December 31, 2008	9,458	$9	$11,330	$(1,399)	$(8,189)	$1,751

See accompanying notes to consolidated financial statements

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31, 2008	For the period from June 26, 2007 (date of inception) to December 31, 2007	Predecessor (“SHC”) Seven months ended July 31, 2008	Year ended December 31, 2007 Predecessor (“SHC”)	Year ended December 31, 2006 Predecessor (“SHC”)
Operating activities:
Net income (loss)	$796	$1,117	$(25,372)	$(11,323)	$(5,349)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,982	2	8,810	12,059	7,664
Amortization of debt issuance costs	206	—	1,070	1,285	664
Interest income	—	(2,119)	—	—	—
Deferred taxes	318	—	683	255	2,265
Market lease reserve	(917)	—	—	(1,558)	(2,428)
Noncash stock compensation	122	—	290	1,013	223
Noncash interest expense	—	—	—	841	443
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(11,865)	—	15,139	(27,085)	(21,184)
Income taxes receivable	(938)	—	824	(392)	1,681
Prepaid expenses and other current assets	(1,932)	(151)	876	(834)	(1,110)
Other assets	(1,350)	—	(1,151)	(1,019)	(1,698)
Accounts payable	4,049	—	(1,827)	569	(157)
Accrued expenses and other liabilities	(14,037)	897	14,936	13,780	5,956

Net cash provided by (used in) operating activities	(14,566)	(254)	14,278	(12,409)	(13,030)

Investing activities:
Decrease in restricted cash	246,404	—	(104)	437	(43)
Cash contributed to trust account	—	(246,300)	—	—	—
Withdrawal from trust account for working capital purposes (including taxes)	—	1,206	—	—	—
Acquisition of businesses, net of cash acquired	(106,131)	—	—	(2,594)	—
Additions to equipment and fixtures, net	(9,128)	(29)	(6,719)	(17,145)	(10,437)

Net cash provided by (used in) investing activities	131,145	(245,123)	(6,823)	(19,302)	(10,480)

Financing activities:
Net borrowings (repayments) on line of credit	(8,236)	—	(276)	30,077	16,025
Proceeds from issuance of long-term debt	—	—	120	7,014	10,256
Payments on long-term debt	(1,081)	—	(334)	(1,187)	(1,674)
Payment of capital lease obligations	(1,300)	—	(1,186)	(2,343)	(2,193)
Proceeds from issuance of Preferred Stock	145,217	—	—	—	—
Proceeds from sale of common stock and exercise of stock options	—	—	—	39	3,042
Proceeds from issuance of common stock to founding stockholders	—	50	—	—	—
Proceeds from notes payable to stockholders	—	200	—	—	—
Repayments of notes payable to stockholders	—	(200)	—	—	—
Proceeds from issuance of warrants to founding stockholders	—	7,500	—	—	—
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	—	73,875	—	—	—
Re-purchase of common shares from founding stockholders	—	(7)	—	—	—
Net proceeds from sales of units	—	165,120		—	—
Repurchases of common stock	(236,648)	—	—	(164)	(116)

Net cash provided by (used in) financing activities	(102,048)	246,538	(1,676)	33,436	25,340
Effect of exchange rates on cash and cash equivalents	(5,032)	—	(2,953)	4,702	1,192

Net increase (decrease) in cash and cash equivalents	9,499	1,161	2,826	6,427	3,022
Cash and cash equivalents, beginning of period	1,161	—	12,577	6,150	3,128

Cash and cash equivalents, end of period	$10,660	$1,161	$15,403	$12,577	$6,150

Supplemental cash flow information:
Cash paid for interest	$737	$3	$4,849	$9,695	$6,210

Cash paid for income taxes	$5,077	$—	$3,000	$3,618	$748

Noncash financing activities:
Deferred transaction cost incurred	$—	$165	$—	$—	$—
Accrued interest held in trust	—	913	—	—	—
Fair value of underwriting purchase option included in offering costs	—	4,594	—	—	—
Deferred underwriting fee	—	7,500	—	—	—
Capital lease financing	$1,298	$—	$333	$3,151	$928

See accompanying notes to consolidated financial statements.

STREAM GLOBAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(In thousands, except per share amounts)

Note 1—Our History and Summary of Various Transactions

Stream Global Services, Inc. (formerly Global BPO Services Corp.), referred to herein as “we”, “us”, “Stream”, or “SGS”, is a corporation organized under the laws of the State of Delaware and was incorporated on June 26, 2007. We were formed as a blank check company for the purpose of acquiring businesses in the business process outsourcing industry.

On October 23, 2007, we consummated our initial public offering (“IPO”) from which we received total gross proceeds of $250,000 and net proceeds of $246,300, which were deposited into a trust account, which included $7,500 of proceeds from the sale of 7,500 warrants purchased by certain of our founding stockholders. In connection with the IPO, a total of $7,500 of underwriters fees were deferred until the completion of our initial acquisition. In 2008, deferred the underwriter’s fees were reduced by $4,700 due to stockholders who elected conversion rights and a negotiated fee reduction by us. In order to consummate an initial business combination, our certificate of incorporation provided that holders of no more than 29.9% of our common stock, or 9,375 shares of common stock, vote against our initial business combination and seek conversion rights for their pro rata share of the funds held in trust.

We sold the units issued in our IPO, each unit consisting of one share of our common stock and a warrant to purchase one share of our common stock, to the underwriters at a price of $7.44 per unit (a discount of $0.56 per unit), resulting in an aggregate underwriting discount of $17,500. In connection with our IPO, we also sold to the underwriters, for $0.1, an option to purchase up to a total of 1,563 units (the “Unit Purchase Option”). Upon the consummation of our acquisition of Stream Holdings Corporation (“SHC”), as described below, the underwriters sold the Unit Purchase Option back to us for $0.1 per option.

In July 2008, we acquired Stream Holdings Corporation (“SHC”) for $128,815 in cash (which reflected the $200,000 purchase price less assumed indebtedness, transaction fees, professional fees, stock option payments and payments for working capital). Also in July 2008, holders of 8,947 shares of our common stock exercised their conversion rights in connection with the acquisition, and we paid an aggregate of $70,590 to such holders. In connection with our acquisition of SHC, we changed our name from Global BPO Services Corp. to Stream Global Services, Inc. In connection with this acquisition we exited the development stage of operations.

In August 2008, we issued and sold 150 shares of our Series A Convertible Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), in a private placement with Ares for an aggregate purchase price of $150,000 and our founders also sold their 7,500 warrants to Ares. Also in August 2008, we commenced a self-tender offer to purchase up to 20,757 shares of our common stock at a purchase price of $8.00 per share. In September 2008, we closed the self-tender and accepted for purchase 20,757 shares of our common stock for a total cost of approximately $166,000 in cash, excluding fees and expenses related to the self-tender offer.

Note 2—Our Business

We are a global provider of customer relationship management (“CRM”) and other business process outsourcing (“BPO”) services to companies in the technology, software, consumer electronics and communications industries. Our CRM solutions encompass a wide range of telephone, e-mail and internet based services and technical support programs designed to maximize the long-term value of the relationships between our clients and their customers, or end-users. Technical support programs include technical troubleshooting (including game support), hardware and warranty support, hosted services, data management, telecommunications services and professional services. Customer service programs consist of activities such as customer setup/activations, up-sell or cross-sell programs, revenue generation, customer billing inquiries, win-back programs, and customer retention initiatives. We work closely with our clients to design and implement large-scale, tailored CRM programs that provide comprehensive solutions to their specific business needs. We deliver services from our 33 service centers in 18 countries across the world. As of December 31, 2008, we had over 17,000 employees providing services to our client’s customers and administrative services in our business.

Pro Forma Results of Operations

Following are pro forma unaudited results of operations for the year ended December 31, 2008 and December 31, 2007 assuming the acquisition of SHC occurred on January 1, 2008 and 2007, respectively:

We derived the pro forma results of operations from (i) the audited consolidated financial statements of SHC for the period from January 1, 2008 to July 31, 2008 (the date of the SHC acquisition) and the year ended December 31, 2007 and (ii) our audited consolidated financial statements for the years ended December 31, 2008 and 2007. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of SHC. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma adjustments include adjustments for interest expense, reversal of interest income for SGS, amortization of intangible assets, transaction costs, depreciation expense for assets written up and market lease amortization.

Stream Global Services, Inc.

Pro Forma Consolidated Statements of Operations

(unaudited)

	Years Ended December 31,
	2008	2007
Revenue	$523,458	$483,569
Direct cost of revenue	330,955	320,935

Gross profit	192,503	162,634

Operating expenses:
Selling, general and administrative expenses	160,824	143,117
Stock based compensation expense	1,330	1,013
Depreciation and amortization expense	24,359	19,550

Total operating expenses	186,513	163,680

Income (loss) from operations	5,990	(1,046)

Other (income) expenses, net:
Foreign currency transaction loss (gain)	(535)	11
Other (income) expense, net	1,593	(1,008)
Interest expense, net	6,894	8,692

Total other (income) expenses, net	7,952	7,695

Income (loss) before provision for income taxes	(1,962)	(8,741)
Provision for income taxes	9,697	5,938

Net income (loss)	$(11,659)	$(14,679)

Note 3—Basis of Presentation

Our consolidated financial statements of SGS as of December 31, 2008, and for the year ended December 31, 2008 and 2007, respectively, include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

On July 31, 2008, we consummated our initial business acquisition with the acquisition of SHC and emerged from a development stage corporation. Prior to July 31, 2008, we were was a blank check company formed for the purpose of acquiring an operating company. Accordingly, we had no revenues prior to July 31, 2008 because we were in the development stage. SHC is deemed to be our “predecessor”. As a result, the statement of operations and statement of cash flows of SGS for the period ended December 31, 2007 are presented for comparative purposes. The accompanying consolidated statements of operations and cash flows of SGS present the results of operations and cash flows for (i) the seven month period preceding the acquisition of SHC on July 31, 2008, exclusive of SHC results of operations and cash flows and (ii) for the periods succeeding the acquisition, the consolidated results of operations including SHC are included in these financial statements. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of SHC are not comparative to the predecessor SHC results of operations and cash flows because the basis for the acquired assets and liabilities of SHC have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) nor are they indicative of future results.

Note 4—Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires the appropriate application of accounting policies, many of which require management to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results could differ from estimates. Such differences may be material to the consolidated financial statements.

Cash Equivalents

We consider all highly liquid investments with maturities at the date of purchase of three-months or less to be cash equivalents. Cash and cash equivalents of $6,549 and zero December 31, 2008 and 2007, respectively, were held in international locations and may be subject to additional taxes if repatriated to the United States. SHC had $12,471 held in international locations at December 31, 2007. Cash balances held in international currency are also subject to fluctuation in their exchange rate if and when converted to U.S. currency.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk are principally accounts receivable. Services are provided to customers throughout the world and in various currencies. Accounts receivable include accrued revenues of $16,889 and zero at December 31, 2008 and 2007, respectively, for services rendered but not yet invoiced. We generally invoice our customers within thirty to forty-five days subsequent to the performance of services. SHC had $21,805 of accrued revenue at December 31, 2007.

We extend credit to our clients in the normal course of business. We do not require collateral from our clients. We evaluate the collectability of our accounts receivable based on a combination of factors that include the payment history and financial stability of our clients, our clients’ future plans and various market conditions. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve against amounts due. Historically, we have not experienced significant losses on uncollectible accounts receivable. We have a reserve for doubtful accounts of $267 and $0 as of December 31, 2008 and 2007, respectively. SHC had a reserve for doubtful accounts of $33 as December 31, 2007. We recorded a bad debt expense of $164 and $0 for the year ended December 31, 2008 and the period from June 26, 2007 to December 31, 2007.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. Fair value is determined based on discounted cash flows. We operate in one reporting unit, which is used for impairment testing and the allocation of acquired goodwill. We test our goodwill for impairment as of the first day of our fourth quarter. We concluded that there was no impairment for 2008.

Intangible assets with a finite life are recorded at cost and amortized using their projected cash flows over their estimated useful life. Client lists and relationships are amortized over ten and one half years, market adjustments related to facility leases are amortized over the term of the respective lease and developed software is amortized over five years. Brands and trademarks are not amortized as their life is indefinite. We evaluate the continuing value of brands and trademarks on a quarterly basis based upon their usage and value. We concluded that there was no impairment for 2008.

The carrying value of intangibles is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets.

Financial Information Regarding Segment Reporting

We have one reportable segment and, therefore, all segment-related financial information required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is included in the consolidated financial statements. The reportable segment reflects our operating and reporting structure.

Revenue Recognition

We recognize revenues as the related services are performed if evidence of an arrangement exists, delivery of the service has occurred, the fee is fixed or determinable, and collection is considered probable. If any of those criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

Our client contracts generally specify the metrics by which the Company bills for its services and the service requirements. We may be paid on a per minute, per hour, per call, per month, per participant, or per transaction basis.

Revenues

We derive our revenues by providing various business processing services that include technical support, warranty claim management, hosted services, data management sales services and upselling and subscription retention, telecommunication services, professional services and customer care services. Our services are typically bundled together to include the services provided by our service professionals, our hosted technology, our data management and reporting and other professional services. We generally bill monthly for our services in a variety of manners, including per minute, per contact, per hour and per full-time equivalent. Revenues also include reimbursement of certain expenses including telecom, training and miscellaneous costs for certain customers.

Direct Cost of Revenue

We record the costs specifically associated with client programs as direct cost of revenues. These costs include direct labor wages and benefits of service professionals as well as reimbursable expenses such as telecommunication charges. Telecommunication charges that are directly reimbursable are included in direct cost of revenue while telecommunication charges that are not directly reimbursed are included in operating expenses. The most significant portion of our direct cost of revenue is attributable to compensation, benefits and payroll taxes.

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

Contingencies

We consider the likelihood of various loss contingencies, including non-income tax and legal contingencies arising in the ordinary course of business, and our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued in accordance with SFAS No. 5, Accounting for Contingencies, when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such accruals should be adjusted.

Foreign Currency Translation and Derivative Instruments

We account for financial derivative instruments utilizing SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended. We generally utilize non-deliverable forward contracts expiring within one to 24 months to reduce our foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies. Upon proper qualification, these contracts are accounted for as cash-flow hedges, as defined by SFAS 133. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to counterparty credit risk.

All derivatives, including foreign currency forward contracts, are recognized in the balance sheet at fair value. Fair values for our derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. On the date the derivative contract is entered into, we determine whether the derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)”, until the forecasted underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Other Income (expense)”. Cash flows from the derivative contracts are classified within “Cash flows from operating activities” in the accompanying Consolidated Statement of Cash Flows. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Hedge ineffectiveness is recognized within “Other Income (expense)”.

The assets and liabilities of our foreign subsidiaries, whose functional currency is their local currency, are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income (loss), but is reflected in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until the sale or until the liquidation of the net investment in the foreign subsidiary. Foreign currency transaction gains and losses are included in determining net income (loss), and are categorized as “Other income (expense)”.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, we discontinue hedge accounting prospectively. At December 31, 2008, all hedges for Canadian Dollars were determined to be highly effective and all hedges for Indian Rupees were deemed to be highly effective through November 2008.

Our hedging program has been effective in all periods presented (except for contracts for the hedge of Indian Rupees expiring after November 30, 2008), and the amount of hedge ineffectiveness has not been material. Hedge accounting is also discontinued prospectively when (1) the derivative is no longer effective in offsetting changes in cash flow of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) the derivative as a hedging instrument is no longer effective.

Changes in fair value of derivatives not qualifying as hedges are reported in income. Upon settlement of the derivatives qualifying as hedges, a gain or loss is reported in income.

We use forward exchange contracts, generally purchased with a maturity of 90 days or less, to manage our exposure to movements in foreign exchange rates between the United States and between Canada and the United States and India. We recognize the foreign exchange contracts in the financial statements at fair value. We hedge these exposures considering current market conditions, future operating activities and the cost of hedging exposure in relation to the perceived risk of loss. The fair value of the derivatives is determined by reference to market data related to the selected currency forward and spot rates. As of December 31, 2008 and 2007, we had approximately $20,704 and $0, respectively, of foreign exchange risk hedged using forward exchange contracts and SHC as of December 31, 2007 had approximately $33,827. As of December 31, 2008 and 2007, the fair market value of these derivative instruments was a gain of $1,241 and $0, respectively, and SHC had gain of $251, which is reflected in accumulated other comprehensive income (loss).

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Cash equivalents	$919	$919	$—	$—
Forward exchange contracts	1,241	—	1,241	—

Total	$2,160	$919	$1,241	$—

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

Year Ended December 31, 2008
Net income (loss)	$796
Series A Preferred Stock beneficial conversion feature	49,503
Cumulative Convertible Preferred Stock dividends	1,790
Preferred Stock accretion	367
Warrant issuance costs	298

Net income (loss) attributable for common stockholders	$(51,162)

The following common stock equivalents were excluded from computing diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

Year Ended December 31, 2008
Options to purchase common stock at $6.00 per share	3,210
Preferred stock convertible to common stock at $6.00 per share	25,298
Publicly held warrants at $6.00 per share	31,250
Ares warrants to purchase common stock at $6.00 per share	7,500
Restricted stock units	93

Total options, warrants and restricted stock units exercisable into common stock	67,351

Accumulated other comprehensive income (loss) consists of the following:

	December 31, 2008	December 31, 2007	SHC December 31, 2007
Unrealized (loss) gain on forward exchange contracts	$1,241	$—	$251
Cumulative Translation adjustment	(9,430)	—	7,403

	$(8,189)	$—	$7,654

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

In 2008, we recorded market lease adjustments of $15,258 of liabilities and $3,337 of assets due to the July 31, 2008 acquisition of SHC and October 15, 2008 acquisition of a call center business in El Salvador. For the years ended December 31, 2008 and 2007, the amortization of the market lease reserve, including imputed interest, was $1,046 and $0, respectively, and for SHC for the year ended December 31, 2007 was $2,658.

Stock-Based Compensation

At December 31, 2008, we had a stock-based compensation plan for employees and directors (see Note 15). We adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, at our inception. For share-based payments, the fair value of each grant (time-based grants with performance acceleration) is estimated on the date of grant using the Black-Scholes-Merton option valuation. Stock compensation expense is recognized on a straight-line basis over the vesting term, net of an estimated future forfeiture rate. The forfeiture rate assumption (19.5% as of December 31, 2008) is based on the predecessor’s historical experience.

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

In December 2007, the FASB issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces SFAS No. 141. FAS 141R retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. FAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141R amends SFAS 109, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would apply the provisions of SFAS 141R. An entity may not apply SFAS 141R before that date. Given SFAS 141R relates to prospective and not historical business combinations, the Company cannot currently determine the potential effects adoption of SFAS No. 141R may have on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not currently expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

Note 5—Acquisitions

On July 31, 2008, we consummated the acquisition of SHC, pursuant to which we acquired all of the outstanding shares of capital stock of SHC and SHC became a wholly-owned subsidiary of SGS.

The amended and restated merger agreement dated June 2, 2008, by and among SGS, SHC, and River Acquisition Subsidiary Corp., stated that the purchase price would be determined as $200,000 in cash less assumed indebtedness, transaction costs and payments for stock options and bonuses. The purchase price calculation is as follows:

Purchase price	$200,000
Purchase adjustments for working capital items and cash acquired	12,635

Purchase price before liabilities	212,635
Assumed indebtedness	(89,221)

Net cash paid at closing	123,414

SGS transaction-related costs	5,404

Total allocable purchase price	$128,818

The acquisition was accounted for in accordance with the provisions of SFAS No. 141. The transaction was valued for accounting purposes at $128,818. Included in the SGS transaction related costs are direct costs associated with investment banker fees and professional services for legal and accounting costs.

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

Current assets	$131,172
Property and equipment	40,961
Goodwill	47,686
Trade names	16,100
Customer relationships	67,200
Technology-based intangible assets	1,870
Other non-current assets	7,375

Total assets acquired	312,364

Current liabilities	(72,218)
Bank indebtedness	(75,555)
Obligations under capital lease	(7,745)
Other liabilities	(28,028)

Total liabilities assumed	(183,546)

Allocated purchase price	$128,818

The purchased intangibles and goodwill are not deductible for income tax purposes. However, for accounting purposes deferred income tax liabilities on purchased intangibles (other than goodwill) will be charged to our future consolidated condensed statements of operations in proportion to and over the amortization period of related intangible assets.

We have not identified any material unrecorded pre-acquisition contingencies where the related asset, liability, or impairment is probable and the amount can be reasonably estimated. The Company is in the process of assessing its pension obligations related to SHC. Prior to the end of the one-year purchase price allocation period, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may adjust goodwill.

In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combination” (EITF 95-3) the Company accrued $1.4 million of severance related costs incurred directly as a result of the acquisition. At December 31, 2008 the outstanding liability was $0.9 million.

At the time of the closing, $10,000 of the purchase price was placed into escrow with an escrow agent (the “Escrow Fund”) to secure the indemnity obligations of the SHC stockholders and the holders of vested options under the merger agreement for damages sustained by SGS and its subsidiaries as a result of breaches of representation and warranties and covenants by SHC. In certain instances, SGS may assert claims for indemnification against the Escrow Fund once its damages exceed a $500 threshold. SGS is currently evaluating whether it has indemnification claims against the Escrow Fund.

On October 14, 2008, we consummated the acquisition of a sales and service center in El Salvador, pursuant to which we acquired all of the outstanding shares of capital stock of Dell El Salvador, Sociedad Anonima de C.V. (“Dell El Salvador”). Dell El Salvador became a wholly-owned subsidiary of SGS.

The purchase price calculation is as follows:

Purchase price	$4,735
Assumed liabilities	(1,524)
Transaction-related costs	112

Total allocable purchase price	$3,323

The acquisition was accounted for in accordance with the provisions of SFAS No. 141. The transaction was valued for accounting purposes at $3,323. Included in the Stream transaction related costs are costs associated with professional services such as legal and accounting costs.

The acquisition of Dell El Salvador was accounted for as a business combination in accordance with SFAS No. 141. Under the purchase method of accounting, the assets and liabilities of SHC acquired are recorded as of the acquisition date at their respective fair values. The following table summarizes the estimated fair value of assets acquired and the liabilities assumed and related deferred income taxes at the date of the acquisition.

Current assets	$2,451
Property and equipment	522
Customer contract	830
Market lease reserve	2,179

Total assets acquired	5,982
Total liabilities assumed	(2,659)

Allocated purchase price	$3,323

The purchased intangibles are not deductible for income tax purposes.

We have not identified any material unrecorded pre-acquisition contingencies where the related asset, liability, or impairment is probable and the amount can be reasonably estimated. Prior to the end of the one year purchase price allocation period, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation.

Intangible assets at December 31, 2008 consist of the following:

	Estimated useful life		Weighted average remaining life	Gross	Accumulated amortization	Net
Customer relationships	10.5		10.1	68,030	3,246	64,784
Technology-based intangible assets	5.0		4.6	1,870	152	1,718
Government grants	7.5	mo	0.5	1,100	383	717
Trade names	N/A		N/A	16,100	—	16,100

				87,100	3,781	83,319

Future amortization expense of our intangible assets for the next five years is expected to be as follows:

	2009	2010	2011	2012	2013
Amortization	10,453	12,119	10,671	9,310	7,323

Note 6—Series A Preferred Stock

On August 7, 2008, we issued and sold 150 shares of our Series A Preferred Stock for an aggregate purchase price of $150,000. As of December 31, 2008, Ares beneficially owned approximately 73% of the issued and outstanding shares of our common stock (assuming conversion of the outstanding Series A Preferred Stock and no exercise of any of the outstanding warrants to purchase 38,750 shares of our common stock as of December 31, 2008). As of December 31, 2008 the Series A Preferred Stock is convertible at the option of Ares into shares of common stock at an initial conversion price of $6.00 per share into 25,298 shares of our common stock, subject to adjustment for stock dividends, subdivisions, reclassifications, combinations or similar type events; bears an annual dividend rate of 3% calculated semi-annually (payable in additional shares of common stock, upon conversion or redemption of the Series A Preferred Stock, or cash at our option); is redeemable at the holders or our option after seven years; and votes together with common stock, except on certain matters that affect the Series A Preferred Stock, in which case the Series A Preferred Stock votes as a separate class.

On March 11, 2009, we filed an amendment to the certificate of designations of Series A Preferred Stock (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware. We amended certain features of the liquidation preference and eliminated the ability of a holder to redeem the Series A Preferred Stock. In connection with these requested changes, we and Ares also negotiated additional modifications, including an increase in the dividend rate from 3% to 5%, limitations upon the circumstances under which we could require the conversion of the Series A Preferred Stock into our common stock, reduction of the price at which we could force conversion from $12.00 to $9.00 per share and extension of the date at which we can first force conversion to August 8, 2011. The Certificate of Amendment amended the terms of the Series A Preferred Stock, as follows:

Dividends. The holders of the Series A Preferred Stock will be entitled receive dividends at a rate of 5.0% per annum, an increase from 3% per annum, commencing on March 11, 2009 or 10% per annum if we do not redeem at our option all of the then outstanding shares of Series A Preferred Stock prior to two business days after August 7, 2015 or all of the Series A Preferred Stock has not been converted into our common stock. If an Acceleration Event (as defined in the Certificate of Amendment) occurs before August 7, 2015, then the Stated Value of each share of Series A Preferred Stock is automatically increased by adding to the Stated Value all dividends that would otherwise be payable on a share of Series A Preferred Stock on each dividend payment date from the date on which the Acceleration Event occurs until August 7, 2015. The “Stated Value” for each share of Series A Preferred Stock equals the sum of (i) $1 plus (ii) all accrued but unpaid dividends (including, without duplication, dividends added to Stated Value) on such Series A Preferred Stock as of the date of calculation. In 2008, we accrued dividends of $1,790.

Liquidation Preference. In the event of a Liquidation Event (as defined in the Certificate of Amendment) that is a sale of all or substantially all of our assets, if we distribute any of our assets or surplus funds to holders of our capital stock, we will distribute all of such assets or surplus funds to the extent legally available for distribution. In the event of a Liquidation Event that is a merger or consolidation in which any shares of our capital stock are converted, exchanged or cancelled, all of the outstanding shares of capital stock will be converted, exchanged or cancelled. The consideration payable to the holder of our capital stock will be determined in accordance with the terms of the Certificate of Amendment.

Conversion at our Option. We may request conversion of the Series A Preferred Stock into common stock only after August 7, 2011. In addition, the average closing price must exceed 150% or $9.00 per share (this was previously $12.00 per share) of the conversion price for the 10 day period subsequent to our delivery of a notice of conversion. In addition, there must be outstanding at least 20,000 shares of our common stock (as adjusted for any stock dividend, stock split, combination or other similar transaction) held by our non-affiliates, and certain other conditions must be satisfied or waived.

Redemption. The holder of Series A Preferred Stock no longer has redemption rights. On the issuance of the Series A Preferred Stock, we calculated the value of the beneficial conversion feature of our Series A Preferred Stock to be $49,503 and the value of warrants to be $3,253 and allocated the value of the discount on our Series A Preferred Stock between the beneficial conversion feature and the related warrants. The beneficial conversion of Series A Preferred Stock was charged to retained earnings to the extent that retained earnings were available. The remaining amount of excess of retained earnings was charged to additional paid-in capital. The amount allocated to the warrants will be accreted over 7 years.

Unaudited Pro Forma Balance Sheet. We have presented an unaudited pro forma balance sheet as of December 31, 2008 to reflect the change in classification of these securities from temporary equity to permanent equity. This change in classification will be recorded in our first quarter 2009 consolidated financial statements.

The following table reconciles the Series A Preferred Stock issuance price to its carrying value at December 31, 2008:

Preferred Stock purchase price	$150,000

Beneficial conversion	49,503
Accretion of beneficial conversion	(49,503)
Warrant value associated with issue of preferred stock	(3,253)
Costs associated with Preferred Stock issuance	(2,994)
Accretion Preferred Stock discount	367
Dividends	1,790

Balance at December 31, 2008	$145,910

Note 7—Warrants

Pursuant to our IPO, we sold 31,250 units, each consisting of one share of our common stock, $0.001 par value per share, and one warrant entitling the holder to purchase a share of our common stock at an exercise price of $6.00 per share.

The warrants became exercisable beginning on October 17, 2008 and will expire on October 17, 2011, unless earlier redeemed. Beginning October 17, 2008, we may redeem the warrants at a price of $0.01 per warrant upon a minimum of 30 days prior written notice of redemption if, and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.

Note 8—Tender Offer

On August 7, 2008, we commenced a self-tender offer to purchase up to 20,757 shares of our common stock at a purchase price of $8.00 per share. We accepted for purchase 20,757 shares of our common stock at a price of $8.00 per share for a total cost of $166,056, excluding fees and expenses related to the offer. The proration factor for the tender offer was approximately 99%. The shares accepted for purchase have been reflected as a reduction in stockholders’ equity at December 31, 2008.

Note 9—Equipment and Fixtures, Net

Equipment and fixtures, net, consists of the following:

	December 31, 2008	December 31, 2007	SHC December 31, 2007
Furniture and fixtures	$6,221	$29	$4,949
Building improvements	10,820	—	5,672
Computer equipment	11,244	—	22,467
Software	2,266	—	—
Telecom and other equipment	16,651	—	25,533
Equipment and fixtures not yet placed in service	1,695	—	3,927

	48,897	29	62,548
Less: accumulated depreciation	(7,263)	(2)	(25,892)

	$41,634	$27	$36,656

Depreciation and amortization expense consists of the following:

	Year Ended December 31, 2008	For the period from June 26, 2007 (date of inception) to December 31, 2007	Seven Months Ended July 31, 2008 Predecessor (“SHC”)	Year Ended December 31, 2007 Predecessor (“SHC”)	Year Ended December 31, 2006 Predecessor (“SHC”)
Depreciation	$7,201	$2	$8,810	$12,059	$7,664
Amortization	3,781	—	—	—	—

Total depreciation and amortization	$10,982	$2	$8,810	$12,059	$7,664

Note 10—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consists of the following:

	December 31, 2008	December 31, 2007	SHC December 31, 2007
Compensation related amounts	$16,374	$—	$23,846
Vacation liabilities	10,091	—	12,210
Medical and dental liabilities	713	—	433
Employer taxes	2,838	—	—
Retirement plans	7,924	—	—
Other benefit related liabilities	2,395	—	3,737

	$40,335	$—	$40,226

Note 11—Other Accrued Expenses and Other Liabilities

Other accrued expenses consists of the following:

	December 31, 2008	December 31, 2007	SHC December 31, 2007
Liabilities for government grants	$227	$—	$320
Value-added and sales taxes	674	—	456
Deferred underwriting fees	63	7,500	—
Professional fees	5,091	229	1,262
Accrued interest	324	—	1,537
Occupancy expense	1,451	—	—
Technology expense	2,275	—	—
Other accrued expenses	5,445	—	11,740

	$15,550	$7,729	$15,315

Other liabilities consists of the following:

	December 31, 2008	December 31, 2007	SHC December 31, 2007
Lease exit reserve	$738	$—	$—
Deferred revenue	1,480	—	1,512
Market lease reserves	3,460	—	2,391
Other	448	—	316

Total current	$6,126	$—	$4,219

Deferred revenue	$1,049	$—	$2,029
Deferred rent	183	—	1,354
Accrued income taxes	6,245	—	—
Market value lease reserves	8,910	—	5,157

Total long term	$16,387	$—	$8,540

Note 12—Long-Term Debt and Revolving Credit Facility

On July 31, 2008, we, as guarantor, entered into the Fourth Amended and Restated Revolving Credit Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC,” as Lender and as Agent), PNC Capital Markets LLC (as Lead Arranger), SHC (as Borrowing Agent), and the other Loan Parties signatory thereto (as Loan Parties). The Credit Agreement amended and restated SHC’s credit facility with PNC, providing for an increase in the revolving credit from $86,000 to $100,000, extending the maturity date by five years to 2013 and providing for SGS as a guarantor. The Credit Agreement included a $10,000 collateral reserve. The Credit Agreement did not otherwise materially change the terms of SHC’s credit facility. This financing was comprised of a $100,000 senior secured revolving credit facility under which borrowing availability was based on, among other things, the Borrowers’ (as defined in the Credit Agreement) eligible billed and unbilled accounts receivable. At December 31, 2008 the balance of the financing consisted of a senior secured domestic term loan of approximately $4,666, and a senior secured foreign term loan of approximately $2,123. The financing facilities had a five-year term. Outstanding balances under the revolving credit facility incurred interest at either LIBOR plus a margin ranging from 200 to 250 basis points or at the base rate plus a margin ranging from 0 to 25 basis points. The term loans incurred interest at LIBOR plus a margin ranging from 275 to 325 basis points or at the base rate plus a margin ranging from 25 to 75 basis points, in each case based on the combined fixed charge coverage ratio of SHC. The interest rate was subject to change under additional circumstances. The facility also required compliance with certain financial covenants. On November 14, 2008, we amended the Credit Agreement to extend the date for delivery of an audited opening balance sheet of the borrowers to April 1, 2009. The obligations of the Borrowers’ under the facility were secured by certain assets of the Borrowers’ and by certain assets of SHC. In connection with the financing we paid a fee of $2,316 to PNC. This amount was being amortized over the life of the facility of five years. The guarantee provided by us is unsecured.

The Credit Agreement included a requirement to maintain minimum net worth as of December 31, 2008. On December 31, 2008, we entered into Amendment Number 3 of the Credit agreement which eliminated that net worth covenant as of December 31, 2008.

On January 8, 2009, we (as Guarantor) entered into the Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association (“PNC” as Lender and as Agent), Steel City Capital Funding, LLC (as Term B Lender and as Term B Agent), PNC Capital Markets LLC (as Lead Arranger), SHC (as Borrowing Agent), and the other Loan Parties signatory thereto (as Loan Parties) (the “Credit Agreement”).

The Credit Agreement amends and restates the Fourth Amended and Restated Revolving Credit Facility with PNC entered into in July 2008 and as further amended. The Credit Agreement provides that the Term B Lenders (as defined in the Credit Agreement) will extend the Borrowers (as defined in the Credit Agreement) an aggregate principal amount of $25,000 which will be used to reduce the senior secured revolving credit facility from $100,000 to approximately $77,000 and to repay approximately $2,041 in outstanding loans made to certain Foreign Borrowers (as defined in the Credit Agreement). This financing comprises (A) a senior secured revolving credit facility equal to the sum of (i) $75,000 and (ii) the sum of (a) $2,041 minus (b) an amount equal to (i) $82 multiplied by (ii) the number of months elapsed from January 8, 2009 to such date of determination (but in no event less than zero); (B) a Term Loan A (as defined in the Credit Agreement) to the US Borrowers (as defined in the Credit Agreement) in the aggregate principle amount of $4,531; and (C) Term B Loans (as defined in the Credit Agreement) in the aggregate principal amount of $25,000.

Borrowing availability under the senior secured revolving credit facility will be based on, among other things, the Borrowers’ (as defined in the Credit Agreement) eligible billed and unbilled accounts receivable. The financing facilities mature on July 30, 2011.

Outstanding balances under the revolving credit facility other than any loans under the Amortizing Availability (as defined in Credit Agreement) will bear interest at either LIBOR plus a margin ranging from 300 to 350 basis points or at the base rate plus a margin ranging from 200 to 250 basis points. The Term Loan A (as defined in the Credit Agreement) and Term B Loans under the Amortizing Availability will bear interest at LIBOR plus a margin ranging from 350 to 400 basis points or at the base rate plus a margin ranging from 250 to 300 basis points, and the Term B Loan (as defined in the Credit Agreement) will bear interest at LIBOR plus a margin of 950 basis points (but in no event will the LIBOR rate be lower than 4%) or at the base rate plus a margin of 850 basis points (but in no event will the base rate be lower than 5%), in each case based on the fixed charge coverage ratio of SHC. The interest rate is subject to increase under additional circumstances. The balance outstanding under the prior credit facility and term loans continued as part of the new revolving credit and term debt facility except that part of the existing Term A Loan to us was refinanced with part of the new Term B Loans. The facility also requires compliance with certain financial covenants which are fully detailed in the Credit Agreement. The obligations of the Borrowers under the facility are secured by certain assets of the Borrowers and by certain assets of SHC. The guarantee provided by us is unsecured.

Long-term borrowings consist of the following:

	December 31, 2008	December 31, 2007	SHC December 31, 2007
Revolving line of credit	$59,425	$—	$67,938
Term loans	6,789	—	8,794
Other	24		22,294

	66,238	—	99,026
Less current portion	(2,614)	—	(76,732)

Long-term debt	$63,624	$—	$22,294

Minimum principal payments on long-term debt subsequent to December 31, 2008, are as follows:

Twelve months ended December 31,	Total
2009	$2,614
2010	2,590
2011	61,034

Total	$66,238

PNC’s alternate base rate (5.0% at December 31, 2008) is the higher of the PNC’s base commercial lending rate or the Federal Funds Open Rate plus 0.5%. Interest is payable monthly on U.S. advances. Interest is payable on Eurodollar advances at the end of their one, two, three or six-month terms. For unused portions of the revolving line of credit, we pay a facility fee equal to 0.5% of the unused borrowing base.

Revolving credit advances are limited to the borrowing base. The borrowing base is 85% of eligible accounts receivable (foreign and domestic subject to certain limitations) and eligible unbilled revenues less the outstanding amount of letters of credit (approximately $10,000 at December 31, 2008), various other reserves, and any outstanding advances under the revolving line of credit.

On March 2, 2009, we entered into an Amendment No. 1 and Waiver to the Credit Agreement. In order to create additional Undrawn Availability (as defined under the Credit Agreement) under the Credit Agreement, SHC, Stream Florida Inc., Stream International Inc., Stream New York Inc. (collectively, with SGS, the “Stream Entities”), have entered into the Reimbursement Agreement (described below) which provides that Ares or one or more of its affiliates (each an “Ares Affiliate” and each Ares Affiliate and Ares being referred to collectively as the “Ares Guarantors”) may elect to provide, or cause one or more financial institutions or other entities to provide certain letters of credit, or other guarantees or backstop arrangements for the benefit of the Stream Entities. The Credit Agreement restricts the ability of the Loan Parties to enter into certain of the transactions under the Reimbursement Agreement. The Loan Parties requested Agent, Term Loan B Agent and Lenders amend the Credit Agreement and waive any failure to comply with the Credit Agreement, with respect to the entering into and performance under the Reimbursement Agreement. The Amendment provides such requested amendments and waivers.

Also on March 2, 2009, the Stream Entities entered into the Guarantee and Reimbursement Agreement, with Ares (the “Reimbursement Agreement”). The Stream Entities currently expect to request that Ares provide certain letters of credit, guarantees or other form of credit support to support obligations of the Stream Entities in order to create additional Undrawn Availability under the Credit Agreement. Upon the written request of one of the Stream Entities, an Ares Guarantor may, in its discretion, provide, or cause a financial institution or other entity to provide, such letters of credit or guarantee or otherwise backstop (each of the foregoing, an “LC Guarantee”) obligations of the Stream Entities under one or more existing letters of credit for the benefit of one or more of the Stream Entities; provided, that such LC Guarantees are subject to certain limitations described in the Reimbursement Agreement, including that the obligations (whether fixed or contingent) of the Ares Guarantors under the LC Guarantees shall not exceed $10,000 in the aggregate under any circumstance whatsoever and that each LC Guarantee shall continue in full force and effect for a term of twelve months from its issuance; provided further, that such LC Guarantee may not extend to a date later than the twelve month anniversary of the first date on which Ares consents to an LC Guarantee under the Reimbursement Agreement, subject to certain exceptions. Each of the Stream Entities agreed to reimburse the Ares Guarantors for any and all amounts drawn or paid under the LC Guarantees, or otherwise payable by the Ares Guarantors in connection with such LC Guarantees (collectively, the “Reimbursement Obligations”) which Reimbursement Obligations shall be subject to interest accruing at 5% per annum or 7% per annum if payment is not timely made. The rights granted to the Ares Guarantors under the Reimbursement Agreement are subject to the Subordination Agreement (as described below).

Upon the delivery and effectiveness of an LC Guarantee, we agreed to issue to Ares or other Ares Guarantors a number of shares (the “Shares”) of our Series B Preferred Stock, $0.001 par value per share, equal to (i) one share multiplied by (ii) (a) the aggregate maximum amount which may be drawn or paid under such LC Guarantee with respect to the Letter(s) of Credit supported by such LC Guarantee divided by (b) $10,000, with any fractional shares being rounded up to the nearest whole share (the “LC Fee”); provided, that, subject to certain exceptions in no event shall the aggregate number of Shares issued exceed one. As security for their obligations under the Reimbursement Agreement, each of the Stream Entities (other than SGS) granted to Ares (on behalf of itself and for the ratable benefit of the other Ares Guarantors) a continuing security interest in substantially all of its right, title and interest in, to and under the Collateral. The rights granted to the Ares Guarantors under the Reimbursement Agreement are subject to the Subordination Agreement (described below).

On March 2, 2009, we entered into the Subordination and Intercreditor Agreement with PNC Bank (as Agent), Steel City Capital Funding, LLC, (as agent for Term B Lenders and as Term B Agent), Ares and the other Loan Parties signatory thereto (as Loan Parties) (the “Subordination Agreement”). Pursuant to the Subordination Agreement, the obligations of the Stream Entities under the Reimbursement Agreement, and the liens granted therein, are junior and subordinate to the obligations of the Stream Entities under, and to liens granted in connection with, the Credit Agreement.

The credit facility also places limits on the amounts of annual capital expenditures and incremental operating lease obligations which can be entered into in any year, establishes dividend restrictions and limits payments to affiliates, as defined. At December 31, 2008, we had $4,468 of undrawn availability under the credit facility.

We have $9.2 million LC Guarantees outstanding at December 31, 2008.

Note 13—Defined Contribution and Benefit Plans

We have defined contribution and benefit plans in various countries. The plans cover all full-time employees other than excluded employees as defined in the plans. The participants may make pretax contributions to the plans, and we can make both matching and discretionary contributions. In the years ended December 31, 2008 and 2007, we recorded $1,112 and zero in matching contributions to the plans and SHC for the year ended December 31, 2007 recorded $2,545. Our defined benefit plans are funded primarily through annuity contracts with third party insurance companies. We do not have any material obligations under these plans other than funding the annual insurance premiums.

Note 14—Income Taxes

The change in valuation allowances is net of the effect of foreign currency translation adjustments included in accumulated other comprehensive income (loss).

The domestic and foreign source component of income (loss) before tax is as follows:

	December 31, 2008	December 31, 2007	Predecessor (“SHC”) Seven Months Ended July 31, 2008	Predecessor (“SHC”) Year Ended December 31, 2007	Predecessor (“SHC”) Year Ended December 31, 2006
Total US	$(5,431)	$1,877	$(39,508)	$(26,720)	$(10,985)
Total Foreign	11,586	—	19,231	21,554	10,159

Total	$6,155	$1,877	$(20,277)	$(5,164)	$(826)

The components of the income expense (benefit) are as follows:

	December 31, 2008	December 31, 2007	Predecessor (“SHC”) Seven Months Ended July 31, 2008	Predecessor (“SHC”) December 31, 2007	Predecessor (“SHC”) December 31, 2006
Current
Federal	$234	$580	$—	$—	$—
State	147	180	75	10	(524)
Foreign	5,569	—	4,277	4,933	2,501

Total Current	5,950	$760	4,352	4,943	1,977
Deferred
Federal	—	—	—	—	—
State	—	—	—	—	122
Foreign	(591)	—	743	1,216	2,424

Total Deferred	(591)	—	743	1,216	2,546

Total	$5,359	$760	$5,095	$6,159	$4,523

A reconciliation of the provision for income taxes with amounts determined by applying the statutory US Federal rate is as follows:

	December 31, 2008	December 31, 2007	Seven Months Ended July 31, 2008 Predecessor (“SHC”)	Year Ended December 31, 2007 Predecessor (“SHC”)	Year Ended December 31, 2006 Predecessor (“SHC”)
Federal tax rate	$2,154	$580	$(6,894)	$(1,756)	$(281)
State and local income taxes, net of federal income benefits	232	180	34	(73)	(110)
Foreign Taxes	4,266	—	6,103	5,257	2,142
Change in Valuation Allowance	(150)	—	6,748	4,370	4,649
Credit and tax holidays	(1,386)	—	(980)	(1,523)	(1,794)
Other differences	243	—	84	(116)	(83)

Provision for income taxes	$5,359	$760	$5,095	$6,159	$4,523

Deferred income taxes consist of the following:

	December 31, 2008	December 31, 2007	Predecessor (“SHC”) December 31, 2007
Deferred tax assets:
Accruals, allowances, and reserves	$9,808	$—	$8,866
Tax credit and loss carry forwards	19,163	—	17,954
Depreciation	2,620	—	4,002
Payables	16,030		—
Other	458	—	1,166

	48,079	—	31,988
Valuation allowance	(8,257)	—	(25,271)

Total deferred tax assets	39,822		6,717

Deferred tax liabilities:
Intangible assets	29,333	—	—
Other liabilities	9,553	—	580
Unrealized foreign exchange	735	—	—

Total deferred tax liabilities	39,621	—	580

Net deferred tax assets	$201	$—	$6,137

Following the merger on July 31, 2008, we recognized certain deferred tax assets and liabilities associated with the estimated fair value of assets acquired and the liabilities assumed. The most significant items were the deferred tax liabilities associated with the intangible and tangible assets in the US, and the deferred tax assets attributed to the market lease reserve in both the US and foreign jurisdictions. As a result of the increase in the deferred tax liabilities associated with the amortizable intangible assets the valuation allowance for the US deferred tax assets was reduced.

At December 31, 2008 and, 2007, we had $ 34,334 and zero, respectively, of U.S. federal net operating losses, which will expire between 2024 and 2027. At December 31, 2008 and 2007 the foreign operating loss carry forwards includes 1,852 and zero with no expiration date, and $7,782 and zero, respectively, of foreign-generated net operating losses, which will expire over various periods through 2015. The net operating losses are evaluated for each foreign jurisdiction and a full valuation allowance established where we believe that it is more likely than not based on available evidence that the asset will not be realized.

As a result of the merger, the Company acquired net operating loss carry forwards. The utilization of these losses is subject to the Internal Revenue Code Section 382 limitations, and the Company has established a valuation allowance against its deferred tax assets to an amount that is more likely than not to be recognized. The Company has estimated the annual limitation imposed by the provisions of Section 382, and does not expect such limitation to restrict its ability to utilize the losses within the carry forward period. We also forfeited $1,000 of existing net operating losses in foreign jurisdictions where the change of control resulted in a limitation of offset against future taxable income.

We had recorded a valuation allowance of $8,257 and zero for the periods ended December 31, 2008 and 2007, respectively, against net operating losses and deferred tax assets for which realization of any future benefit is uncertain due to taxable income limitations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Currently, we are not under audit for any open year in any U.S. jurisdictions. We operate in a number of international tax jurisdictions and are subject to audits of income tax returns by tax authorities in those jurisdictions. We have open audit periods after 2002 in India, Canada and Europe, including France, Italy, Ireland, the Netherlands and the United Kingdom.

We participated in programs that resulted in certain state tax incentives credits of $168 and zero for the periods ended December 31, 2008 and 2007. The state tax credit incentives programs expire between 2008 and 2020.

We have been granted various tax holidays in foreign jurisdictions. These tax holidays are given as an incentive to attract foreign investment and under agreements relating to such tax holidays we receives certain exemptions from taxation on income from export related activities. The income tax benefit from foreign tax holidays was $705 and zero for the periods ended December 31, 2008 and December 31, 2007. Certain of the tax holidays are set to expire in 2010.

We have not provided taxes related to the potential repatriation of foreign subsidiary earnings because we believe they will be indefinitely reinvested outside of the United States. If future events necessitate that these earnings should be repatriated to the United States, an additional tax provision and related liability would be required.

Reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

Beginning balance January 1, 2008	$—
Additions to tax positions related to the current year	625
Reductions for tax positions related to current year	—
Additions for tax positions related to the prior year	4,250
Reductions for tax positions related to prior year	(645)
Settlements with tax authorities	(352)
Lapse of statue of limitations	(366)

Ending balance December 31, 2008	$3,512

We adopted the provisions of FIN 48 upon inception. Pursuant to the adoption of FIN 48, we recorded a reserve for unrecognized tax benefits of zero.

As of December 31, 2008 and 2007, the liability for unrecognized tax benefits (including interest and penalties) was $6,778 and zero, respectively, of which $533 and zero, respectively, was recorded in current liabilities and $6,245 and zero, respectively, was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is approximately $1,308 and zero, respectively, of unbenefitted tax losses, which would be realized if the related uncertain tax positions were settled. As of January 1, 2008, we had reserved zero for accrued interest and penalties, which had increased to $1,958 as at December 31, 2008 and is included in the $6,778 of liability. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. The total amount of net unrealizable tax benefits that would affect the income tax expense, if ever recognized in our consolidated financial statements is $5,470. This amount includes interest and penalties of $1,958. It is reasonably possible that within the next 12 months certain foreign examinations will be resolved, which could result in an estimated decrease in unrecognized tax benefits and interest and penalties of up to $934 and $517, respectively.

Note 15—Stock Options

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

During the year ended December 31, 2008, we granted options to purchase 3,230 shares of our common stock to our employees with an exercise price of $6.00 per share, representing a premium to the fair value of the underlying common stock at the date of grant. Generally, options vest over a five year period, however, acceleration of vesting in 2009 is possible if we achieve certain earnings targets during the 2009 fiscal year that would accelerate between six and twelve months of vesting. At December 31, 2008, none of the 2008 stock option grants were vested, none had been exercised, and 20 had been forfeited.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the year ended December 31, 2008:

Year Ended December 31, 2008
Option term (years)	6.375
Volatility	43%
Risk-free interest rate	2.41-3.27%
Dividend yield	0%
Weighted-average grant date fair value per option granted	$0.76

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

Stock options under the Plan during year ended December 31, 2008 were as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2007	—	$—	$—	—
Granted	3,230	6.00	0.75	—
Exercised	—	—	—	—
Forfeited or canceled	(20)	—	0.86	—

Outstanding at December 31, 2008	3,210	$6.00	$0.75	9.74

We have no options exercisable at December 31, 2008.

For the years ended December 31, 2008 and 2007, we recognized net stock compensation expense of $73 and zero for the stock options in the table above. SHC recorded stock compensation expense of $1,234, $887 and $67, respectively, for the 7 months ended July 31, 2008 and for the years ended December 31, 2007 and 2006.

As of December 31, 2008, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of the shares of exercisable stock at that time was zero. The intrinsic value of options exercised for the years ended December 31, 2008 and 2007, was zero.

As of December 31, 2008 and 2007, there was $1,312 and none, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of five years from issue date.

Restricted stock award activity during the year ended December 31, 2008 was as follows:

	Number of Shares	Weighted average Grant-Date Fair Value
Outstanding December 31, 2007	—	$—
Granted	112	7.85
Vested	(7)	7.85
Forfeited	(13)	7.85

Outstanding December 31, 2008	92	$7.85

Restricted stock awards vest quarterly over four years on a straight line basis.

Note 16—Commitments and Contingencies

Leases

We lease our operating facilities and equipment under non-cancelable operating leases, which expire at various dates through 2014, and we have a capital lease obligation related to one facility. In addition, we have capital leases for furniture, computer and telephone equipment. The assets under capital lease are included in equipment and fixtures, net, on our consolidated balance sheets are as follows:

	December 31, 2008	December 31, 2007	SHC December 31, 2007
Furniture and fixtures	$256	$—	$362
Building improvements	3,030	—	106
Telecom and other equipment	3,616	—	5,208

	6,902	27	5,676
Less: accumulated depreciation	(307)	—	(933)

	$6,595	$27	$4,743

Future minimum payments under capital and operating leases consist of the following at December 31, 2008:

	Capital Leases	Operating Leases
2009	$2,602	$23,632
2010	1,786	18,460
2011	1,459	13,423
2012	1,170	8,839
2013	1,057	5,600
Thereafter	583	3,190

Total future minimum lease payments	8,657	$73,144

Less amount representing interest	(913)

	7,744
Less current portion	(2,260)

	$5,484

Rent expense is included in our consolidated statements of operations in selling, general and administrative expenses as follows:

	Year Ended December 31, 2008	For the period from June 26, 2007 (date of inception) to December 31, 2007	Seven Months Ended July 31, 2008 Predecessor (“SHC”)	Year Ended December 31, 2007 Predecessor (“SHC”)	Year Ended December 31, 2006 Predecessor (“SHC”)
Rent expense	$11,102	—	$17,646	$25,019	19,785
Market lease reserve amortization	(1,422)	—	(2,046)	(3,632)	(3,486)

Net rent expense	$9,680	$0	$15,600	$21,387	16,299

Contingencies

We are self-insured with respect to medical and dental claims by our employees located in the United States, subject to an annual insured stop-loss limit on per-claim payments of $125 and an overall insured stop-loss limit of $1.875 per covered participant. We believe that our self-insurance reserves of $713 at December 31, 2008 and zero at December 31, 2007 and SHC at December 31, 2007 of $429 will be adequate to provide for future payments required related to claims prior to that date.

We are also subject to various lawsuits and claims in the normal course of business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. We establish reserves for specific liabilities in connection with regulatory and legal actions that we deem to be probable and estimable, and we believe that our reserves for such liabilities are adequate.

Note 18—Geographic Operations and Concentrations

We operate in one operating segment, but provide services primarily in two regions: “Americas”, which includes United States, Canada, Philippines, India, Costa Rica, Dominican Republic, and El Salvador; and “EMEA”, which includes Europe, Middle East, and Africa.

The following table presents geographic information regarding our operations:

	Year Ended December 31, 2008	For the period from June 26, 2007 (date of inception) to December 31, 2007	Seven Months Ended July 31, 2008 Predecessor (“SHC”)	Year Ended December 31, 2007 Predecessor (“SHC”)	Year Ended December 31, 2006 Predecessor (“SHC”)
Revenues
Americas	$122,091	$—	$169,402	$309,299	$260,200
EMEA	89,283	—	142,683	174,270	145,347

	$211,374	$—	$312,085	$483,569	$405,547

	December 31, 2008	December 31, 2007	SHC December 31, 2008
Total assets:
Americas	$259,432	$248,718	$124,091
EMEA	70,513	—	69,325

	$329,945	$248,718	$193,416

We derive significant revenues from three significant clients. At December 31, 2008, two of our largest clients are global computer companies, and the other client is a satellite radio provider.

	Year Ended December 31, 2008	For the period from June 26, 2007 (date of inception) to December 31, 2007	Seven Months Ended July 31, 2008 Predecessor (“SHC”)	Year Ended December 31, 2007 Predecessor (“SHC”)	Year Ended December 31, 2006 Predecessor (“SHC”)
Customer A	17%	—	16%	16%	15%
Customer B	17%	—	13%	13%	13%
Customer C	12%	—	11%	13%	11%

Related accounts receivable from these three clients were 22%, 13% and 11%, respectively, of our total accounts receivable at December 31, 2008.

Note 19—Quarterly Results of Operations (Unaudited)

SGS quarterly operating results were as follows:

	2008				2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$—	$—	$81,537	$129,836	$—	$—	$—	$—
Gross profit	—	—	31,008	52,087	—	—	—	—
Operating income (loss)	(267)	(287)	1,371	4,412	—	(7)	(9)	(224)
Net income (loss) attributable to common stockholders	$1,172	$403	$(51,232)	$(1,505)	—	$(7)	$(11)	$1,135
Net income (loss) attributable to common stockholders per share: Basic and diluted	$0.04	$0.01	$(2.12)	$(0.16)	$—	$(70.0)	$(0.00)	$0.05

SHC quarterly operating results were as follows:

	2008				2007
	First Quarter	Second Quarter	Third Quarter *	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$140,372	$128,714	$42,999	$—	$118,633	$113,180	$113,832	137,924
Gross profit	46,461	45,127	14,821	—	42,125	36,983	37,520	46,006
Operating income (loss)	3,710	1,599	(17,042)	—	4,512	(404)	(355)	2,141
Net income (loss)	$(2,004)	$(4,172)	$(19,197)	$—	$(1,001)	$(2,703)	$(4,753)	$(2,866)

*—represents the one month ended July 31, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on June 3, 2009 (our “2009 Proxy Statement”) under the captions “Our Board of Directors,” “Our Executive Officers,” “Committees of our Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” This information is incorporated by reference into this Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in our 2009 Proxy Statement under the captions “Compensation of our Directors and Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated by reference into this Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our 2009 Proxy Statement under the captions “Securities Authorized for Issuance under our Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference into this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our 2009 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” and is incorporated by reference into this Report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our 2009 Proxy Statement under the caption “Auditors’ Fees” and is incorporated by reference into this Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this Report:

1. Financial Statements. We are filing our Consolidated Financial Statements as part of this Report, which include:

Consolidated Balance Sheets as of December 31, 2008 and 2007 and Predecessor (“SHC”) as of December 31, 2007, and pro forma as of December 31, 2008

Consolidated Statements of Operations for the year ended December 31, 2008 and the period of inception to December 31, 2007, and for the years ended December 31, 2007 and 2006 and the seven months ended July 31, 2008 for Predecessor (“SHC”)

Consolidated Statements of Stockholders Equity for the year ended December 31, 2008 and the period of inception to December 31, 2007

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and the period of inception to December 31, 2007, and for the years ended December 31, 2007 and 2006 and the seven months ended July 31, 2008 for the Predecessor (“SHC”)

Notes to Consolidated Financial Statements

2. Financial Statement Schedule. No financial statement schedules are provided as all required information is included in the consolidated financial statements.

3. Exhibits. We are filing as part of this Report the Exhibits listed in the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAM GLOBAL SERVICES, INC.

March 16, 2009	By:	/s/ R. Scott Murray
R. Scott Murray
Chairman, Chief Executive Officer and President (Principal Executive Officer)

March 16, 2009	By:	/s/ Stephen C. Farrell
Stephen C. Farrell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Scott Murray R. Scott Murray	Chairman of the Board of Directors, Chief Executive Officer and President	March 16, 2009

/s/ G. Drew Conway G. Drew Conway	Director	March 16, 2009

/s/ Paul G. Joubert Paul G. Joubert	Director	March 16, 2009

/s/ David B. Kaplan David B. Kaplan	Director	March 16, 2009

/s/ Stephen D.R. Moore Stephen D.R. Moore	Director	March 16, 2009

/s/ Kevin T. O’Leary Kevin T. O’Leary	Director	March 16, 2009

/s/ Jeffrey B. Schwartz Jeffrey B. Schwartz	Director	March 16, 2009

/s/ Nathan Walton Nathan Walton	Director	March 16, 2009

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of June 2, 2008, among SGS, River Acquisition Subsidiary Corp. and Stream Holdings Corporation is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2008.

3.1	Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on July 31, 2008 is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

3.2#	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on March 11, 2009.

3.3	Form of Certificate of Designations of Series B Convertible Preferred Stock of SGS is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2009.

3.4	Second Amended and Restated By-laws is incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on August 12, 2008.

4.1	Specimen common stock certificate is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

4.2	Specimen unit certificate is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

4.3	Specimen warrant certificate is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

4.4	Form of Warrant Agreement between SGS and Continental Stock Transfer & Trust Company is incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1 (File No. 333- 144447) effective as of October 17, 2007.

4.5	Registration Rights Agreement between SGS and Ares Corporate Opportunities Fund II, L.P. dated August 7, 2008 is incorporated by reference to Exhibit (d)(3) to our Schedule TO filed with the SEC on August 7, 2008.

4.6	Form of Amendment No. 1 to Registration Rights Agreement between SGS, Ares Corporate Opportunities Fund II, L.P. and the other signatories thereto is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2009.

10.1*	Description of our 2009 management incentive plan is incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 23, 2008.

10.2*#	2009 Management Incentive Plan (MIP)—Directors & Above—effective January 1, 2009. (Confidential treatment granted with respect to certain portions of this exhibit. We have filed the omitted portions separately with the SEC.)

10.3*	Employment Agreement between SGS and R. Scott Murray dated July 15, 2008 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 17, 2008.

10.4*#	Letter Amendment to Employment Agreement between SGS and R. Scott Murray dated December 29, 2008.

10.5*#	Employment Agreement between SGS and Robert Dechant dated August 7, 2008.

10.6*#	Letter Amendment to Employment Agreement between SGS and Robert Dechant dated December 29, 2008.

10.7*	Employment Agreement between SGS and Stephen C. Farrell dated October 14, 2008 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 15, 2008.

Exhibit No.	Description

10.8*#	Letter Amendment to Employment Agreement between SGS and Stephen C. Farrell dated December 29, 2008.

10.9*	Employment Agreement between SGS and Sheila M. Flaherty dated July 16, 2008 is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 17, 2008.

10.10*#	Letter Amendment to Employment Agreement between SGS and Sheila M. Flaherty dated December 29, 2008.

10.11*	2008 Stock Incentive Plan is incorporated by reference to Annex D to our Definitive Proxy Statement filed with the SEC on July 7, 2008.

10.12*	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2008.

10.13*	Form of Non-Statutory Stock Option Agreement under the 2008 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 4, 2008.

10.14*	Form of Restricted Stock Agreement under the 2008 Stock Incentive Plan is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 4, 2008.

10.15*	Form of Restricted Stock Unit Agreement under the 2008 Stock Incentive Plan is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 4, 2008.

10.16	Form of Management Rights Letter is incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on June 5, 2008.

10.17	Preferred Stock Purchase Agreement between SGS and Ares Corporate Opportunities Fund II, L.P., dated as of June 2, 2008, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2008.

10.18	Amendment No. 2 to Preferred Stock Purchase Agreement between SGS and Ares Corporate Opportunities Fund II, L.P., dated as of July 17, 2008, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 22, 2008.

10.19	Stockholder’s Agreement between SGS and Ares Corporate Opportunities Fund II, L.P. dated August 7, 2008 is incorporated by reference to Exhibit (d)(4) to our Schedule TO filed with the SEC on August 7, 2008.

10.20	Form of Securities Escrow Agreement among SGS, Continental Stock Transfer & Trust Company and SGS’s founding stockholders is incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333- 144447) effective as of October 17, 2007.

10.21	Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement, among PNC Bank, National Association (as Lender and as Agent), Steel City Capital Funding, LLC (as Term B Lender and as Term B Agent), PNC Capital Markets LLC (as Lead Arranger) to Lenders with Stream Holdings Corporation (as Borrowing Agent), SGS (as a Guarantor) and the other Loan Parties signatory thereto (as Loan Parties), dated January 8, 2009, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 12, 2009.

10.22	Agreement among SGS, PNC Bank, National Association and PNC Capital Markets LLC, dated July 29, 2008, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 30, 2008.

10.23	Agreement among SGS, PNC Bank, National Association and PNC Capital Markets LLC, dated June 4, 2008, is incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on June 5, 2008.

Exhibit No.	Description

10.24	Agreement among SGS, PNC Bank, National Association and PNC Capital Markets LLC, dated February 11, 2008, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 14, 2008.

10.25	Guarantee and Reimbursement Agreement, among SGS, Stream Holdings Corporation, Stream Florida Inc., Stream International Inc., Stream New York Inc., and Ares Corporate Opportunities Fund II, L.P., dated March 2, 2009, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2009.

10.26	Subordination and Intercreditor Agreement, among SGS, PNC Bank, National Association, (as Agent), Steel City Capital Funding, LLC, (as agent for Term B Lenders and as Term B Agent, Ares Corporate Opportunities Fund II, L.P. and the other Loan Parties signatory thereto (as Loan Parties), dated March 2, 2009, is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 6, 2009.

10.27	Amendment No. 1 and Waiver to Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement, among PNC Bank, National Association (as Lender and as Agent), Steel City Capital Funding, LLC (as Term B Lender and as Term B Agent), PNC Capital Markets LLC (as Lead Arranger), Siemens Financial Services, Inc. (as Documentation Agent), Stream Holdings Corporation and the other Loan Parties signatory thereto (as Loan Parties), dated March 2, 2009, is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 6, 2009.

10.28	Form of Indemnification Agreement entered into between SGS and its directors and officers is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 12, 2008.

14.1	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed with the SEC on September 26, 2008.

21.1#	Subsidiaries of SGS.

23.1#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2#	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1#	Principal Executive Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Principal Financial Officer—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Principal Executive Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Principal Financial Officer—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management employment agreement or compensatory plan or arrangement.
#	Filed herewith.