Form 10-Q
period 2009-03-31
Stream Global Services, Inc.
filed 2009-05-07
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 9,451,753 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of April 27, 2009.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	1

	Consolidated Statements of Operations for the three months ended March 31, 2009 and March 31, 2008, and for the three months ended March 31, 2008 for Predecessor (“SHC”)	2

	Consolidated Statements of Stockholders Equity for the three months ended March 31, 2009	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008, and for the three months ended March 31, 2008 for Predecessor (“SHC”)	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION		29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	39

SIGNATURES

Stream is a registered trademark of Stream Global Services, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$13,373	$10,660
Accounts receivable, net of allowance for bad debts of $301 and $267 at March 31, 2009 and December 31, 2008	109,736	109,385
Income taxes receivable	1,663	1,559
Deferred income taxes	16,945	14,899
Prepaid expenses and other current assets	11,342	10,353

Total current assets	153,059	146,856

Equipment and fixtures, net	40,503	41,634
Deferred income taxes	2,358	2,698
Goodwill	51,819	47,686
Intangible assets, net	80,832	83,319
Other assets	7,882	7,752

Total assets	$336,453	$329,945

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,040	$9,058
Accrued employee compensation and benefits	39,370	40,335
Other accrued expenses	16,427	15,550
Income taxes payable	3,903	3,449
Current portion of long-term debt	1,607	2,614
Current portion of capital lease obligations	2,255	2,260
Other liabilities	5,781	6,126

Total current liabilities	78,383	79,392

Long-term debt, net of current portion	71,260	63,624
Capital lease obligations, net of current portion	4,968	5,484
Deferred income taxes	19,475	17,396
Other long-term liabilities	15,757	16,387

Total liabilities	189,843	182,283

Series A Convertible Preferred Stock, par value $0.001 per share, which was redeemable by the holder, 150 shares authorized; 150 shares issued and outstanding at December 31, 2008	—	145,911
Series B Convertible Preferred Stock, par value $0.001 per share, 2 shares authorized; 1 share issued and outstanding at March 31, 2009	703	—

Stockholders’ equity:
Series A Convertible Preferred Stock, par value $0.001 per share, 150 shares authorized; 150 shares issued and outstanding at March 31, 2009	147,428	—
Common stock, par value $0.001 per share, shares authorized—149,000 shares and 119,000 authorized at March 31, 2009 and December 31, 2008, respectively, issued and outstanding shares—9,452 and 9,458 shares, respectively	9	9
Additional paid-in-capital	10,015	11,330
Retained earnings (deficit)	299	(1,399)
Accumulated other comprehensive income (loss)	(11,844)	(8,189)

Total stockholders’ equity	145,907	1,751

Total liabilities and stockholders’ equity	$336,453	$329,945

See accompanying notes to consolidated financial statements.

Stream Global Services, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008	Predecessor (“SHC”) 2008
Revenue	$135,614	$—	$140,372
Direct cost of revenue	78,613	—	90,911

Gross profit	57,001	—	49,461

Operating expenses:
Selling, general and administrative expenses	43,502	263	42,094
Depreciation and amortization	6,665	4	3,657

Total operating expenses	50,167	267	45,751

Income (loss) from operations	6,834	(267)	3,710

Other (income) expenses, net:
Foreign currency transaction loss (gain)	(852)	—	(1,199)
Other (income) expense, net	7	—	603
Interest (income) expense, net	2,895	(2,139)	3,041

Total other (income) expenses, net	2,050	(2,139)	2,445

Income (loss) before income taxes	4,784	1,872	1,265

Provision (benefit) for income taxes	3,086	670	3,269

Net income (loss)	1,698	1,202	(2,004)

Accretion of trust account relating to common stock subject to possible conversion	—	30	—
Cumulative convertible preferred stock dividends	1,293	—	—
Preferred Stock accretion	225	—	—

Net income (loss) attributable to common shareholders	$180	$1,172	$(2,004)

Net income (loss) attributable to common shareholders per share:
Basic	$0.02	$0.04	N/A

Diluted	$0.02	$0.04	N/A

Shares used in computing per share amounts:
Basic	9,456	29,688	N/A

Diluted	9,456	29,688	N/A

See accompanying notes to consolidated condensed financial statements.

Stream Global Services, Inc.

Consolidated Condensed Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2009

(Unaudited)

(In thousands)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2008	—	$—	9,458	$9	$11,330	$(1,399)	$(8,189)	$1,751
Net income	—	—	—	—	—	1,698	—	1,698
Currency translation adjustment	—	—	—	—	—	—	(2,504)	(2,504)
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	—	—	(1,151)	(1,151)

Comprehensive loss	—	—	—	—	—	—	—	(1,957)
Cumulative dividends on preferred stock	—	1,293	—	—	(1,293)	—	—	—
Transfer of Preferred A Stock to equity from mezzanine equity	150	145,910	—	—	—	—	—	145,910
Common shares issued under stock plans, net of cancellations		—	(6)	—	(1)	—	—	(1)
Stock-based compensation expense					204	—		204
Accretion of preferred stock discount	—	225	—	—	(225)	—	—	—

Balances at March 31, 2009	150	$147,428	9,452	$9	$10,015	$299	$(11,844)	$145,907

See accompanying notes to consolidated condensed financial statements

Stream Global Services, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Predecessor (“SHC”) Three Months Ended March 31, 2008
Operating activities:

Net income (loss)	$1,698	$1,202	$(2,004)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,665	4	3,657
Amortization and write-off of debt issuance costs	1,194	—	351
Deferred taxes	235	—	680
Market lease reserve	—	—	(848)
Noncash stock compensation	204	—	145
Noncash interest (income) expense	—	(2,139)	228
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(3,548)	—	(160)
Income taxes receivable	(119)	—	(4)
Prepaid expenses and other current assets	(1,199)	(79)	(1,307)
Other assets	(1,955)	—	(364)
Accounts payable	215	—	1,049
Accrued expenses and other liabilities	(2,482)	(439)	4,321

Net cash provided by (used in) operating activities	908	(1,451)	5,744

Investing activities:

Decrease (increase) in restricted cash	—	2,895	(22)
Additions to equipment and fixtures, net	(4,052)	(12)	(2,247)

Net cash provided by (used in) investing activities	(4,052)	2,883	(2,269)

Financing activities:

Net borrowings (repayments) on line of credit	(15,823)	—	(3,968)
Proceeds from issuance of long-term debt	22,959	—	—
Payments on long-term debt	(508)	—	(355)
Payment of capital lease obligations	(520)	—	(541)

Net cash provided by (used in) financing activities	6,108	—	(4,864)
Effect of exchange rates on cash and cash equivalents	(251)	—	(597)

Net increase (decrease) in cash and cash equivalents	2,713	1,432	(1,986)
Cash and cash equivalents, beginning of period	10,660	1,161	12,577

Cash and cash equivalents, end of period	$13,373	$2,593	$10,591

Supplemental cash flow information
Cash paid for interest	$1,293	$—	$2,565

Cash paid for income taxes	$1,922	$—	$811

Non-cash financing activity:
Capital lease financing	$—	$—	$333

See accompanying notes to consolidated condensed financial statements.

Stream Global Services, Inc.

Notes to Consolidated Condensed Financial Statements

March 31, 2009

(Unaudited)

(In thousands, except per share amounts)

Note 1—Our History and Summary of Various Transactions

Stream Global Services, Inc. (formerly Global BPO Services Corp.), referred to herein as “we”, “us”, “Stream”, or “SGS”, was incorporated under the laws of the State of Delaware on June 26, 2007. We were formed as a blank check company for the purpose of acquiring businesses in the business process outsourcing industry.

In July 2008, we acquired Stream Holdings Corporation (“SHC” or “Predecessor”) for $128,815 in cash (which reflected the $200,000 purchase price less assumed indebtedness, transaction fees, professional fees, stock option payments and payments for working capital). Also in July 2008, holders of 8,947 shares of our common stock exercised their conversion rights in connection with the acquisition, and we paid an aggregate of $70,590 to such holders. In connection with our acquisition of SHC, we changed our name from Global BPO Services Corp. to Stream Global Services, Inc. In connection with this acquisition we exited the development stage of operations.

In August 2008, we issued and sold 150 shares of our Series A Convertible Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), in a private placement with Ares Corporate Opportunities Fund II, L.P. (“Ares”) for an aggregate purchase price of $150,000 and our founders also sold their 7,500 warrants to Ares. Also in August 2008, we commenced a self-tender offer to purchase up to 20,757 shares of our common stock at a purchase price of $8.00 per share. In September 2008, we closed the self-tender and accepted for purchase 20,757 shares of our common stock for a total cost of approximately $166,000 in cash, excluding fees and expenses related to the self-tender offer.

Note 2—Our Business

We are a global provider of customer relationship management (“CRM”) and other business process outsourcing services to companies in the technology, software, consumer electronics and communications industries. Our CRM solutions encompass a wide range of telephone, e-mail and internet based services and technical support programs designed to maximize the long-term value of the relationships between our clients and their customers, or end-users. Technical support programs include technical troubleshooting (including game support), hardware and warranty support, hosted services, data management, telecommunications services and professional services. Customer service programs consist of activities such as customer setup/activations, up-sell or cross-sell programs, revenue generation, customer billing inquiries, win-back programs, and customer retention initiatives. We work closely with our clients to design and implement large-scale, tailored CRM programs that provide comprehensive solutions to their specific business needs. We deliver services from our 33 service centers in 18 countries across the world. As of March 31, 2009, we had over 17,000 employees providing services to our client’s customers and administrative services in our business.

Pro Forma Results of Operations

Following are pro forma unaudited results of operations for the three months ended March 31, 2008 assuming the acquisition of SHC (Predecessor) occurred on January 1, 2008:

We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of SHC for the three months ended March 31, 2008 and (ii) our unaudited consolidated financial statements for the three months ended March 31, 2008. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the merger taken place on January 1, 2008, or the future financial position or operating results of SHC. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma adjustments include adjustments for interest expense, reversal of interest income for SGS, amortization of intangible assets, transaction costs, depreciation expense for assets written up and market lease amortization.

Stream Global Services, Inc.

Pro Forma Consolidated Statements of Operations

(unaudited)

Three Months Ended March 31, 2008
Revenue	$140,372
Direct cost of revenue	90,911

Gross profit	49,461

Operating expenses:
Selling, general and administrative expenses	42,045
Stock based compensation expense	145
Depreciation and amortization expense	5,533

Total operating expenses	47,723

Income (loss) from operations	1,738

Other (income) expenses, net:
Foreign currency transaction loss (gain)	(1,199)
Other (income) expense, net	603
Interest expense, net	2,129

Total other (income) expenses, net	1,533

Income (loss) before provision for income taxes	205
Provision for income taxes	2,933

Net income (loss)	$(2,728)

Note 3—Basis of Presentation

Our consolidated financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008, respectively, include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

On July 31, 2008, we consummated our initial business acquisition with the acquisition of SHC and emerged from a development stage corporation. Prior to July 31, 2008, we were a blank check company formed for the purpose of acquiring an operating company. Accordingly, we had no revenues prior to July 31, 2008 because we were in the development stage. SHC is deemed to be our “predecessor”. As a result, the statement of operations and statement of cash flows of SGS for the three months ended March 31, 2008 are presented for comparative purposes. The accompanying consolidated statements of operations and cash flows of SGS present the results of operations and cash flows for (i) the three months ended March 31, 2008 preceding the acquisition of SHC on July 31, 2008, exclusive of SHC results of operations and cash flows and (ii) for the periods succeeding the acquisition, the consolidated results of operations including SHC are included in these financial statements. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of SHC are not comparative to the predecessor SHC results of operations and cash flows because the basis for the acquired assets and liabilities of SHC has been adjusted to fair value pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”) nor are they indicative of future results.

Note 4—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2009, or for any other interim period or future year.

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

Foreign Currency Translation and Derivative Instruments

We account for financial derivative instruments utilizing SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended. We generally utilize deliverable and non-deliverable forward contracts expiring within one to 24 months to reduce our foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies. Upon proper qualification, these contracts are accounted for as cash-flow hedges, as defined by SFAS 133. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to counterparty credit risk.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, we discontinue hedge accounting prospectively. At March 31, 2009, all hedges for Canadian Dollars were determined to be highly effective.

Our hedging program has been effective and the amount of hedge ineffectiveness has not been material. Hedge accounting is also discontinued prospectively when (1) the derivative is no longer effective in offsetting changes in cash flow of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) the derivative as a hedging instrument is no longer effective.

Changes in fair value of derivatives not qualifying as hedges are reported in income. Upon settlement of the derivatives qualifying as hedges, a gain or loss is reported in income.

We use forward exchange contracts, generally purchased with a maturity of 90 days or less, to manage our exposure to movements in foreign exchange rates between the United States and between Canada and the United States and India. We recognize the foreign exchange contracts in the financial statements at fair value. We hedge these exposures considering current market conditions, future operating activities and the cost of hedging exposure in relation to the perceived risk of loss. The fair value of the derivatives is determined by reference to market data related to the selected currency forward and spot rates. As of March 31, 2009 and December 31, 2008, we had approximately $9,429 and $20,704, respectively, of foreign exchange risk hedged using forward exchange contracts. As of March 31, 2009 and 2008, the fair market value of these derivative instruments was a gain of $90 and zero, respectively, which is reflected in accumulated other comprehensive income (loss).

Fair Value of Financial Instruments

Effective January 1, 2008, we implemented SFAS No. 157, Fair Value Measurement , for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Cash equivalents	$919	$919	$—	$—
Forward exchange contracts	90	—	90	—

Total	$1,009	$919	$90	$—

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

Net Income (Loss) Per Share

We calculated net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, which clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings per share should be allocated to a participating security when using the two-class method for computing basic earnings per share. We have determined that our Preferred Stock represents a participating security and therefore have adopted the provisions of EITF Issue No. 03-6.

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

Three Months Ended March 31, 2009
Net income	$1,698
Cumulative Convertible Preferred Stock dividends	1,293
Preferred Stock accretion	225

Net income attributable for common stockholders	$180

The following common stock equivalents were excluded from computing diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

For The Period Ended March 31, 2009
Options to purchase common stock at $6.00 per share	3,367
Preferred stock convertible to common stock at $6.00 per share	25,415
Publicly held warrants at $6.00 per share	31,250
Ares warrants to purchase common stock at $6.00 per share	7,500

Total preferred stock, options and warrants convertible or exercisable into common stock	67,532

Diluted is the same as basic because the effect of the conversion on the Preferred Stock will be anti-dilutive.

Accumulated other comprehensive income (loss) consists of the following:

	March 31, 2009	December 31, 2008
Unrealized (loss) gain on forward exchange contracts	$90	$1,241
Cumulative Translation adjustment	(11,934)	(9,430)

	$(11,844)	$(8,189)

Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 160, Non-Controlling Interest in Consolidated Financial Statements—an Amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, we were required to adopt FAS 160 on January 1, 2009. The adoption of FAS 160 did not have an impact on our financial position, results of operations or cash flow.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have an impact on our financial position, results of operations or cash flow.

In April 2008, the FASB issued FASB Staff Position FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other U.S. generally accepted accounting principles. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP No. FAS 142-3 did not have an impact on our financial position, results of operations or cash flow

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not currently expect the adoption of SFAS 162 to have a material effect on our financial position, results of operations, or cash flow.

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

The acquisition was accounted for in accordance with the provisions of SFAS No. 141. The transaction was valued for accounting purposes at $128,818. Included in the SGS transaction related costs are direct costs associated with investment banker fees and professional services for legal and accounting costs. Under the purchase method of accounting, the assets and liabilities of SHC acquired are recorded as of the acquisition date at their respective fair values, and added to those of ours. The excess purchase price over those values is recorded as goodwill. The following table summarizes the estimated fair value of assets acquired and the liabilities assumed and related deferred income taxes at the date of the acquisition.

Current assets	$131,172
Property and equipment	40,961
Goodwill	51,819
Trade names	16,100
Customer relationships	67,200
Technology-based intangible assets	1,870
Other non-current assets	7,375

Total assets acquired	316,497

Current liabilities	(76,351)
Bank indebtedness	(75,555)
Obligations under capital lease	(7,745)
Other liabilities	(28,028)

Total liabilities assumed	(187,679)

Allocated purchase price	$128,818

The purchased intangibles and goodwill are not deductible for income tax purposes. However, for accounting purposes deferred income tax liabilities on purchased intangibles (other than goodwill) will be charged to our future consolidated condensed statements of operations in proportion to and over the amortization period of related intangible assets.

In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combination” (EITF 95-3) we accrued $1,428 of severance related costs incurred directly as a result of the acquisition. At March 31, 2009 the outstanding liability was $690.

At the time of the closing of the acquisition of SHC, $10,000 of the purchase price was placed into escrow with an escrow agent (the “Escrow Fund”) to secure the indemnity obligations of the SHC stockholders and the holders of vested options under the merger agreement for damages sustained by SGS and its subsidiaries as a result of breaches of representation and warranties and covenants by SHC. In certain instances, SGS may assert claims for indemnification against the Escrow Fund once its damages exceed a $500 threshold. In December 2008, SGS received $1,200 in payments from the Escrow Fund for claims related to working capital adjustments. In April 2009, SGS received $1,200 for additional working capital claims, severance payments and earn-out payments related to our India operations. These amounts other than the earn-out payments, totaling approximately $2,000 were charged against the purchase price and reduced goodwill. We have until July 27, 2009 to make claims for breaches of representations against the Escrow Fund. We will continue to evaluate whether we have any other potential claims against the Escrow Fund until that date. The Company will account for any recoveries under the indemnification agreement as a reduction to Goodwill when the proceeds are received.

In the first quarter 2009, we recorded an additional $4,133 to the purchase price of SHC resulting in an increase in goodwill to settle a contingent liability that existed prior to our acquisition of SHC on July 31, 2008 related to a dispute concerning our Indian subsidiaries. This amount has been paid in the second quarter of 2009. We are in the process of assessing our pension obligations related to SHC. Prior to the end of the one-year purchase price allocation period, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may adjust goodwill.

Note 6—Preferred Stock

On August 7, 2008, we issued and sold 150 shares of our Series A Preferred Stock for an aggregate purchase price of $150,000. As of March 31, 2009, Ares beneficially owned approximately 73% of the issued and outstanding shares of our common stock (assuming conversion of the outstanding Series A Preferred Stock and no exercise of any of the outstanding warrants to purchase 38,750 shares of our common stock as of March 31, 2009). As of March 31, 2009 the Series A Preferred Stock is convertible at the option of Ares into 25,298 shares of our common stock at an initial conversion price of $6.00 per share, subject to adjustment for stock dividends, subdivisions, reclassifications, combinations or similar type events; is redeemable at our option after August 7, 2015; and votes together with common stock, except on certain matters that affect the Series A Preferred Stock, in which case the Series A Preferred Stock votes as a separate class.

On March 11, 2009, we filed an amendment to the certificate of designations of Series A Preferred Stock (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware which amended the terms of the Series A Preferred Stock as follows:

Dividends. The holders of the Series A Preferred Stock are entitled receive dividends at a rate of 5% per annum, an increase from 3% per annum, commencing on March 11, 2009 or 10% per annum if we do not redeem at our option all of the then outstanding shares of Series A Preferred Stock prior to two business days after August 7, 2015 or all of the Series A Preferred Stock has not been converted into our common stock. If an Acceleration Event (as defined in the Certificate of Amendment) occurs before August 7, 2015, then the Stated Value of each share of Series A Preferred Stock is automatically increased by adding to the Stated Value all dividends that would otherwise be payable on a share of Series A Preferred Stock on each dividend payment date from the date on which the Acceleration Event occurs until August 7, 2015. The “Stated Value” for each share of Series A Preferred Stock equals the sum of (i) $1 plus (ii) all accrued but unpaid dividends (including, without duplication, dividends added to Stated Value) on such Series A Preferred Stock as of the date of calculation. In 2008, we accrued dividends of $1,790.

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

The Company accounted for the amended terms of the Series A Preferred Stock at fair value on the date of the amendment. Consistent with the provisions of EITF D-42, we determined that the fair value of the modified security was equal to the fair value of the initial security. Accordingly, we will not record any amount in earnings per share at the modification date and the increase in the dividend rate will be reflected in earnings per share as it is payable.

On March 20, 2009, we issued one share of our Series B Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”) to Ares in consideration of Ares’ issuance of three letters of credit in an aggregate amount of $7,006 pursuant to our request under the Guarantee and Reimbursement Agreement dated March 2, 2009 among Stream and some of its subsidiaries and Ares. We accounted for this preferred stock issuance as a guarantee and recorded at fair value as an asset and will amortize over one year into interest expense. As of March 31, 2009, the Series B Preferred Stock is convertible at the option of Ares into 117 shares of our common stock at an initial conversion price of $6.00 per share, subject to adjustment for stock dividends, subdivisions, reclassifications, combinations or similar type events, and votes together with common stock, except on certain matters that affect the Series B Preferred Stock, in which case the Series B Preferred Stock votes as a separate class. The terms of the Series B Preferred Stock are similar to the terms of the Series A Preferred Stock except as follows:

Dividends. Holders of the Series B Preferred Stock will be entitled to receive dividends at a rate of 5% per annum, payable semi-annually in arrears every June 30 and December 31, commencing on the June 30, 2009. An amount equal to the sum of all accrued but unpaid dividends is also payable upon a Fundamental Transaction that the holders of Series B Preferred Stock treat as a Liquidation Event (each as defined in the Certificate of Designations for the Series B Preferred Stock). Many of the events that would trigger a Fundamental Transaction are similar to those contained in the definition of Acceleration Event in the Certificate of Amendment.

Conversion at our Option. Our ability to request conversion of the Series B Preferred Stock is similar to our conversion rights with respect to the Series A Preferred Stock, except that we may also seek conversion if a Fundamental Transaction occurs that the holders of Series B Preferred Stock do not treat as a Liquidation Event.

Redemption. Beginning on March 20, 2010, we may, at our option, redeem any of the Series B Preferred Stock for a cash purchase price equal to the Stated Value (which has the same definition as for the Series A Preferred Stock).

Note 7—Equipment and Fixtures, Net

Equipment and fixtures, net, consists of the following:

	March 31, 2009	December 31, 2008
Furniture and fixtures	$6,101	$6,221
Building improvements	11,213	10,820
Computer equipment	11,967	11,244
Software	2,828	2,266
Telecom and other equipment	17,432	16,651
Equipment and fixtures not yet placed in service	2,037	1,695

	51,578	48,897
Less: accumulated depreciation	(11,075)	(7,263)

	$40,503	$41,634

Depreciation and amortization expense consists of the following:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Three Months Ended March 31, 2008 Predecessor (“SHC”)
Depreciation	$4,186	$4	$3,657
Amortization	2,479	—	—

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Three Months Ended March 31, 2008 Predecessor (“SHC”)
Total depreciation and amortization	$6,665	$4	$3,657

Note 8—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consists of the following:

	March 31, 2009	December 31, 2008
Compensation related amounts	$17,871	$16,374
Vacation liabilities	11,379	10,091
Medical and dental liabilities	590	713
Employer taxes	1,691	2,838
Retirement plans	5,668	7,924
Other benefit related liabilities	2,171	2,395

	$39,370	$40,335

Note 9—Other Accrued Expenses and Other Liabilities

Other accrued expenses consists of the following:

	March 31, 2009	December 31, 2008
Liabilities for government grants	$164	$227
Value-added and sales taxes	692	674
Deferred underwriting fees	—	63
Settlement of contingent liability	4,703	1,460
Professional fees	3,743	3,631
Accrued interest	537	324
Occupancy expense	1,666	1,451
Technology expense	1,965	2,275
Other accrued expenses	2,957	5,445

	$16,427	$15,550

Other liabilities consists of the following:

	March 31, 2009	December 31, 2008
Lease exit reserve	$541	$738
Deferred revenue	1,352	1,480
Market lease reserves	3,488	3,460
Other	400	448

Total current	$5,781	$6,126

Deferred revenue	$665	$1,049
Deferred rent	523	183
Accrued income taxes	6,765	6,245
Market value lease reserves	7,804	8,910

Total long term	$15,757	$16,387

Note 10—Long-Term Debt and Revolving Credit Facility

On July 31, 2008, we, as guarantor, entered into the Fourth Amended and Restated Revolving Credit Term Loan and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC,” as Lender and as Agent), PNC

Capital Markets LLC (as Lead Arranger), SHC (as Borrowing Agent), and the other Loan Parties signatory thereto (as Loan Parties). The Credit Agreement amended and restated SHC’s credit facility with PNC, providing for an increase in the revolving credit from $86,000 to $100,000, extending the maturity date by five years to 2013 and providing for SGS as a guarantor. The Credit Agreement included a $10,000 collateral reserve. The Credit Agreement did not otherwise materially change the terms of SHC’s credit facility. This financing comprised a $100,000 senior secured revolving credit facility under which borrowing availability was based on, among other things, the Borrowers’ (as defined in the Credit Agreement) eligible billed and unbilled accounts receivable. The financing facilities had a five-year term. Outstanding balances under the revolving credit facility incurred interest at either LIBOR plus a margin ranging from 200 to 250 basis points or at the base rate plus a margin ranging from 0 to 25 basis points. The term loans incurred interest at LIBOR plus a margin ranging from 275 to 325 basis points or at the base rate plus a margin ranging from 25 to 75 basis points, in each case based on the combined fixed charge coverage ratio of SHC. The interest rate was subject to change under additional circumstances. The facility also required compliance with certain financial covenants. On November 14, 2008, we amended the Credit Agreement to extend the date for delivery of an audited opening balance sheet of the borrowers to April 1, 2009. The obligations of the Borrowers’ under the facility were secured by certain assets of the Borrowers’ and by certain assets of SHC. In connection with the financing we paid a fee of $2,316 to PNC. This amount was being amortized over the life of the facility of five years but $984 was charged to interest expense in January 2009 in connection with the Amended Credit Agreement described below.

On January 8, 2009, we (as Guarantor) entered into the Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association (“PNC” as Lender and as Agent), Steel City Capital Funding, LLC (as Term B Lender and as Term B Agent), PNC Capital Markets LLC (as Lead Arranger), SHC (as Borrowing Agent), and the other Loan Parties signatory thereto (as Loan Parties) (the “Amended Credit Agreement”).

The Amended Credit Agreement amended and restated the Fourth Amended and Restated Revolving Credit Facility and provides that the Term B Lenders (as defined in the Amended Credit Agreement) will extend the Borrowers (as defined in the Amended Credit Agreement) an aggregate principal amount of $25,000 which will be used to reduce the senior secured revolving credit facility from $100,000 to approximately $77,000 and to repay approximately $2,041 in outstanding loans made to certain Foreign Borrowers (as defined in the Amended Credit Agreement). This financing comprises (A) a senior secured revolving credit facility equal to the sum of (i) $75,000 and (ii) the sum of (a) $2,041 minus (b) an amount equal to (i) $82 multiplied by (ii) the number of months elapsed from January 8, 2009 to such date of determination (but in no event less than zero); (B) a Term Loan A (as defined in the Amended Credit Agreement) to the US Borrowers (as defined in the Amended Credit Agreement) in the aggregate principle amount of $4,531; and (C) Term B Loans (as defined in the Amended Credit Agreement) in the aggregate principal amount of $22,960. At March 31, 2009, the balance of the financing consisted of a senior secured domestic term loan of approximately $4,264, and a senior secured foreign term loan of approximately $2,041.

Borrowing availability under the senior secured revolving credit facility is based on, among other things, the Borrowers’ (as defined in the Amended Credit Agreement) eligible billed and unbilled accounts receivable. The financing facilities mature on July 30, 2011.

Outstanding balances under the revolving credit facility other than any loans under the Amortizing Availability (as defined in Amended Credit Agreement) will bear interest at either LIBOR plus a margin ranging from 300 to 350 basis points or at the base rate plus a margin ranging from 200 to 250 basis points. The Term Loan A (as defined in the Amended Credit Agreement) and Term B Loans under the Amortizing Availability will bear interest at LIBOR plus a margin ranging from 350 to 400 basis points or at the base rate plus a margin ranging from 250 to 300 basis points, and the Term B Loan (as defined in the Amended Credit Agreement) will bear interest at LIBOR plus a margin of 950 basis points (but in no event will the LIBOR rate be lower than 4%) or at the base rate plus a margin of 850 basis points (but in no event will the base rate be lower than 5%), in each case based on the fixed charge coverage ratio of SHC. The interest rate is subject to increase under additional circumstances. The balance outstanding under the prior credit facility and term loans continued as part of the new revolving credit and term debt facility except that part of the existing Term A Loan to us was refinanced with part of the new Term B Loans. The facility also requires compliance with certain financial covenants which are fully detailed in the Amended Credit Agreement. We are in compliance with the financial covenants as of March 31, 2009. The obligations of the Borrowers under the facility are secured by certain assets of the Borrowers and by certain assets of SHC.

Long-term borrowings consist of the following:

	March 31, 2009	December 31, 2008
Revolving line of credit	$43,603	$59,425
Term loans	29,264	6,789
Other	—	24

	72,867	66,238
Less current portion	(1,607)	(2,614)

Long-term debt	$71,260	$63,624

Minimum principal payments on long-term debt subsequent to March 31, 2009, are as follows:

Years ended December 31,	Total
2009	$1,205
2010	1,607
2011	70,055

Total	$72,867

PNC’s alternate base rate (5.0% at March 31, 2009) is the higher of the PNC’s base commercial lending rate or the Federal Funds Open Rate plus 0.5%. Interest is payable monthly on U.S. advances. Interest is payable on Eurodollar advances at the end of their one, two, three or six-month terms. For unused portions of the revolving line of credit, we pay a facility fee equal to 0.5% of the unused borrowing base.

Revolving credit advances are limited to the borrowing base. The borrowing base is 85% of eligible accounts receivable (foreign and domestic subject to certain limitations) and eligible unbilled revenues less the outstanding amount of letters of credit (approximately $1,700 at March 31, 2009), various other reserves, and any outstanding advances under the revolving line of credit. In connection with the financing we capitalized $981 of new fees associated with the debt financing. This amount was being amortized over the life of the facility.

On March 2, 2009, we entered into an Amendment No. 1 and Waiver to the Amended Credit Agreement. In order to create additional Undrawn Availability (as defined under the Amended Credit Agreement) under the Amended Credit Agreement, SHC, Stream Florida Inc., Stream International Inc., Stream New York Inc. (collectively, with SGS, the “Stream Entities”), have entered into the Reimbursement Agreement (described below) which provides that Ares or one or more of its affiliates (each an “Ares Affiliate” and each Ares Affiliate and Ares being referred to collectively as the “Ares Guarantors”) may elect to provide, or cause one or more financial institutions or other entities to provide certain letters of credit, or other guarantees or backstop arrangements for the benefit of the Stream Entities. The Amended Credit Agreement restricts the ability of the Loan Parties to enter into certain of the transactions under the Reimbursement Agreement. The Loan Parties requested Agent, Term Loan B Agent and Lenders amend the Amended Credit Agreement and waive any failure to comply with the Amended Credit Agreement, with respect to the entering into and performance under the Reimbursement Agreement. The Amendment provides such requested amendments and waivers.

Also on March 2, 2009, the Stream Entities entered into the Guarantee and Reimbursement Agreement, with Ares (the “Reimbursement Agreement”). Under the Reimbursement Agreement, the Stream Entities may request that Ares provide certain letters of credit, guarantees or other form of credit to support obligations of the Stream Entities in order to create additional Undrawn Availability under the Amended Credit Agreement. Upon the written request of one of the Stream Entities, an Ares Guarantor may, in its discretion, provide, or cause a financial institution or other entity to provide, such letters of credit or guarantee or otherwise backstop (each of the foregoing, an “LC Guarantee”) obligations of the Stream Entities under one or more existing letters of credit for the benefit of one or more of the Stream Entities; provided, that such LC Guarantees are subject to certain limitations described in the Reimbursement Agreement, including that the obligations (whether fixed or contingent) of the Ares Guarantors under the LC Guarantees shall not exceed $10,000 in the aggregate under any circumstance whatsoever and that each LC Guarantee shall continue in full force and effect for a term of twelve months from its issuance; provided further, that such LC Guarantee may not extend to a date later than the twelve month anniversary of the first date on which Ares consents to an LC Guarantee under the Reimbursement Agreement, subject to certain exceptions. Each of the Stream Entities agreed to reimburse the Ares Guarantors for any and all amounts drawn or paid under the LC Guarantees, or otherwise payable by the Ares Guarantors in connection with such LC Guarantees (collectively, the “Reimbursement Obligations”) which Reimbursement Obligations shall be subject to interest accruing at 5% per annum or 7% per annum if payment is not timely made. The rights granted to the Ares Guarantors under the Reimbursement Agreement are subject to the Subordination Agreement (as described below).

Upon the delivery and effectiveness of an LC Guarantee, we agreed to issue to Ares or other Ares Guarantors a number of shares (the “Shares”) of our Series B Preferred Stock equal to (i) one share multiplied by (ii) (a) the aggregate maximum amount which may be drawn or paid under such LC Guarantee with respect to the Letter(s) of Credit supported by such LC Guarantee divided by (b) $10,000, with any fractional shares being rounded up to the nearest whole share ; provided, that, subject to certain exceptions in no event shall the aggregate number of Shares issued exceed one. As security for their obligations under the Reimbursement Agreement, each of the Stream Entities (other than SGS) granted to Ares (on behalf of itself and for the ratable benefit of the other Ares Guarantors) a continuing security interest in substantially all of its right, title and interest in, to and under the Collateral (as defined in the Reimbursement Agreement). The rights granted to the Ares Guarantors under the Reimbursement Agreement are subject to the Subordination Agreement (described below). The Company accounted for this preferred stock issuance as a guarantee and recorded at fair value as an asset that will amortize over one year into interest expense.

On March 18, 2009, in response to a request by Stream under the Reimbursement Agreement, Ares issued three letters of credit in an aggregate amount of $7,006, and we issued one share of Series B Preferred Stock to Ares in consideration of such letters of credit.

On March 2, 2009, we entered into the Subordination and Intercreditor Agreement with PNC Bank (as Agent), Steel City Capital Funding, LLC, (as agent for Term B Lenders and as Term B Agent), Ares and the other Loan Parties signatory thereto (as Loan Parties) (the “Subordination Agreement”). Pursuant to the Subordination Agreement, the obligations of the Stream Entities under the Reimbursement Agreement, and the liens granted therein, are junior and subordinate to the obligations of the Stream Entities under, and to liens granted in connection with, the Amended Credit Agreement.

The credit facility also places limits on the amounts of annual capital expenditures and incremental operating lease obligations which can be entered into in any year, establishes dividend restrictions and limits payments to affiliates, as defined. At March 31, 2009, we had $9,626 of undrawn availability under the credit facility.

We had $7.0 million LC Guarantees outstanding at March 31, 2009.

We have $181 and $160 of restricted cash as of March 31, 2009 and December 31, 2008.

Note 11—Income Taxes

The Company’s annual projected effective tax rate is 71%. This varies to the federal rate due to unbenefited U.S. losses.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) upon inception. Pursuant to the adoption of FIN 48, we recorded a reserve for unrecognized tax benefits of zero.

As of March 31, 2009 and December 31, 2008, the liability for unrecognized tax benefits (including interest and penalties) was $7,309 and $6,778 was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is approximately $1,091 of unbenefited tax losses, which would be realized if the related uncertain tax positions were settled. As of January 1, 2009, we had reserved $1,958 for accrued interest and penalties, which had increased to $2,431 as at March 31, 2009 and is included in the $7,309 of liability. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. The total amount of net unrealized tax benefits that would affect the income tax expense, if ever recognized in our consolidated financial statements is $6,217. This amount includes interest and penalties of $2,431. Within the next 12 months it is reasonably expected that a decrease in the liability for uncertain tax benefits of between $1,000 and $1,300, including penalties and interest of between $350 and $500 will occur as a result of audit settlements. During the year a reduction of $400, including interest and penalties of $140, in the liability for uncertain tax benefits due to the expiration of statute of limitations are expected to occur.

Note 12—Stock Options

The 2008 Stock Incentive Plan (the “Plan”) provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards. The Plan initially authorized grants of up to 5,000 shares of common stock at an exercise price not less than 100% of the fair value of our common stock at the date of grant. The Plan provides that the term of the options shall not exceed ten years from the grant date.

During the three months ended March 31, 2009, we granted options to purchase 353 shares of our common stock to our employees with an exercise price of $6.00 per share, representing a premium to the fair value of the underlying common stock at the date of grant. Generally, options vest over a five year period, however, acceleration of vesting in 2009 is possible if we achieve certain earnings targets during the 2009 fiscal year that would accelerate between six and twelve months of vesting. At March 31, 2009, 248 of the stock option grants were vested.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the three months ended March 31, 2009:

Three months ended March 31, 2009
Option term (years)	6.375
Volatility	43%
Risk-free interest rate	1.91-2.16%
Dividend yield	0%
Weighted-average grant date fair value per option granted	$1.12

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

Stock options under the Plan during three months ended March 31, 2009 were as follows:

	Number of shares underlying outstanding options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2008	3,210	$6.00	9.74
Granted	353	6.00	—
Exercised	—	—	—
Forfeited or canceled	(195)	6.00	—

Outstanding at March 31, 2009	3,368	$6.00	9.53

We have stock options to purchase 248 shares of our common stock exercisable at March 31, 2009.

For the three months ended March 31, 2009 and 2008, we recognized net stock compensation expense of $158 and zero for the stock options in the table above.

As of March 31, 2009, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of the shares of exercisable stock at that time was zero. The intrinsic value of options exercised for the three months ended March 31, 2009 and 2008 was zero.

As of March 31, 2009 and December 31, 2008, there was $2,377 and $1,312, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.5 years from issue date.

Restricted stock award activity during the year ended March 31, 2009 was as follows:

	Number of Shares	Weighted average Grant-Date Fair Value
Outstanding December 31, 2008	92	$7.85
Granted	—	—
Vested	(6)	7.85
Forfeited	(5)	7.85

Outstanding March 31, 2009	81	$7.85

For the three months ended March 31, 2009 and 2008, we recognized net compensation expense of $46 and zero for the restricted stock awards. Restricted stock awards vest quarterly over four years on a straight line basis.

Note 13—Geographic Operations and Concentrations

We operate in one operating segment, but provide services primarily in two regions: “Americas”, which includes United States, Canada, Philippines, India, Costa Rica, Dominican Republic and El Salvador; and “EMEA”, which includes Europe, Middle East, and Africa.

The following table presents geographic information regarding our operations:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Three Months Ended March 31, 2008 Predecessor (“SHC”)
Revenues
Americas	$81,787	$—	$79,907
EMEA	53,827	—	60,465

	$135,614	$—	$140,372

	March 31, 2009	December 31, 2008
Total assets:
Americas	$267,723	$259,432
EMEA	68,730	70,513

	$336,453	$329,945

We derive significant revenues from three clients. At March 31, 2009, two of our largest clients are global computer companies and the other client is a communications content provider.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Three Months Ended March 31, 2008 Predecessor (“SHC”)
Customer A	18%	—	16%
Customer B	16%	—	13%
Customer C	11%	—	11%

Related accounts receivable from these three clients were 22%, 13% and 8%, respectively, of our total accounts receivable at March 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Item 1A, “Risk Factors,” of this Report and in our other Securities and Exchange Commission filings.

Overview

Stream Global Services, Inc. (“we”, “us”, “Stream”, or “SGS”) was incorporated under the laws of the State of Delaware on June 26, 2007. We were formed as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination with one or more domestic or international operating businesses.

In August 2008, we issued and sold 150,000 shares of our Series A Convertible Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), in a private placement with Ares Corporate Opportunities Fund II, L.P. (“Ares”) for an aggregate purchase price of $150.0 million, and our founders also sold their 7,500,000 warrants to Ares. Also in August 2008, we commenced a self-tender offer to purchase up to 20,757,000 shares of our common stock at a purchase price of $8.00 per share. In September 2008, we closed the self-tender and accepted for purchase 20,757,000 shares of our common stock, for a total cost of approximately $166.0 million, excluding fees and expenses related to the offer.

We are a global provider of customer relationship management, or CRM, and other business process outsourcing, or BPO, services to companies in the technology, software, consumer electronics and communications industries. Our CRM solutions encompass a wide range of telephone, e-mail and internet based services and technical support programs designed to maximize the long-term value of the relationships between our clients and their customers, or end-users. Technical support programs include technical troubleshooting, hardware and warranty support, win-back programs, hosted services, data management, telecommunications services and professional services. Customer service programs consist of activities such as customer setup/activations, up-sell or cross-sell programs, revenue generation, customer billing inquiries and customer retention or initiatives. We work closely with our clients to design and implement large-scale, tailored CRM programs that provide comprehensive solutions to their specific business needs. We deliver services from our 33 service centers in 18 countries. As of March 31, 2009, we had over 17,000 employees providing services to our client’s customers and administrative services throughout our business.

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

The carrying value of intangibles is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets.

Stock-Based Compensation

At March 31, 2009, we had a stock-based compensation plan for employees and directors.

We adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment at our inception. For share-based payments, the fair value of each grant, including both the time-based grants and the performance-based grants, is estimated on the date of grant using the Black-Scholes-Merton option valuation model and assumes the performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any previously recognized cost is reversed. Stock compensation expense is recognized on a straight-line basis over the vesting term, net of an estimated future forfeiture rate. The forfeiture rate assumption 19.5% as of March 31, 2009) is based on the predecessor’s historical experience.

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

Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 160, Non-Controlling Interest in Consolidated Financial Statements—an Amendment of ARB No. 51, or FAS 160. FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also calls for consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, we are required to adopt FAS 160 on January 1, 2009. The adoption of FAS 160 did not have an impact on our financial position, results of operations, or cash flow.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have an impact on our financial position, results of operations, or cash flows.

In April 2008, the FASB issued FASB Staff Position FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP No. FAS 142-3. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other U.S. generally accepted accounting principles. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP No. FAS 142-3 did not have an impact on our financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the Securities and Exchange

Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not currently expect the adoption of SFAS 162 to have a material effect on our financial position, results of operations, or cash flow.

Pro Forma and Adjusted Pro Forma Financial Information

The acquisition of SHC was our first business combination and, accordingly, we do not believe a historical comparison of the results of operations and cash flows for the three months ended March 31, 2009 compared to March 31, 2008 is beneficial to our stockholders. In order to assist readers to better understand the changes in our business between the periods ended March 31, 2009 and 2008, we are presenting the management’s discussion and analysis section below on the pro forma results of operations for SGS and SHC for the three months ended March 31, 2009 and 2008 as if the acquisition of SHC occurred on January 1, 2008. We derived the pro forma results of operations from (i) the consolidated financial statements of SHC for the period from January 1, 2008 to July 31, 2008 (the date of the SHC acquisition), and (ii) our consolidated financial statements for the three months ended March 31, 2009 and 2008. We are presenting the pro forma information in order to provide a more meaningful comparison of our operating results with prior periods. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of SHC. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable and provide useful information to the reader of this section. The pro forma adjustments include adjustments for interest expense, reversal of interest income for SGS, amortization of intangible assets, transaction costs, depreciation expense for assets written up and market lease amortization.

The following are actual unaudited results of operations for the three months ended March 31, 2009 and pro forma unaudited results for the three months ended March 31, 2008 assuming the acquisition of SHC occurred on January 1, 2008:

Stream Global Services, Inc.

Pro Forma Consolidated Statements of Operations

(unaudited)

(in thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenue	$135,614	$140,372
Direct cost of revenue	78,613	90,911

Gross profit	57,001	49,461

Operating expenses:
Selling, general and administrative expenses	43,298	42,045
Stock based compensation expense	204	145
Depreciation and amortization expense	6,665	5,533

Total operating expenses	50,167	47,723

Income (loss) from operations	6,834	1,738

Other (income) expenses, net:
Foreign currency transaction loss (gain)	(852)	(1,199)
Other (income) expense, net	7	603
Interest expense, net	2,895	2,129

Total other (income) expenses, net	2,050	1,533

Income (loss) before provision for income taxes	4,784	205
Provision for income taxes	3,086	2,933

Net income (loss)	$1,698	$(2,728)

Amounts as a percentage of revenue

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenue	100%	100%
Direct cost of revenue	58.0	64.8

Gross profit	42.0	35.2

Operating expenses:
Selling, general and administrative expenses	31.9	29.9
Stock based compensation expense	0.2	0.1
Depreciation and amortization expense	4.9	3.9

Total operating expenses	37.0	33.9

Income (loss) from operations	5.0	1.3

Other (income) expenses, net:
Foreign currency transaction loss (gain)	(0.6)	(0.8)
Other (income) expense, net	0.0	0.4
Interest expense, net	2.1	1.5

Total other (income) expenses, net	1.5	1.1

Income (loss) before provision for income taxes	3.5	0.2
Provision for income taxes	2.3	2.1

Net income (loss)	1.2%	(1.9)%

Revenues

We derive the majority of our revenues by providing CRM services such as technical support, warranty support and game support, hosted services, data management, telecommunication services, professional services and customer care services. Our services are typically bundled together to include our work provided by our service professionals, our hosted technology, our data management and reporting and other professional services. We bill monthly for our services in a variety of manners, including per minute, per contact, per hour and per full-time employee equivalent. Revenues also include reimbursement of certain expenses including direct telecom, training and miscellaneous costs for certain customers.

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

Other (Income) Expenses, net

Other expenses consist of the foreign currency transaction gains or losses, other income, interest income and interest expense. Interest expense includes interest expense and amortization of debt issuance costs associated with our indebtedness under our credit lines, term loans, and capitalized lease obligations.

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

Provision for Income Taxes

We account for income taxes in accordance with SFAS No. 109 which requires recognition of deferred assets and liabilities for the future income tax consequence of transactions that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, using the enacted tax rates for the year in which the differences are expected to reverse. We provide valuation allowances against deferred tax assets whenever we believe it is more likely than not, based on available evidence, that the deferred tax asset will not be realized.

We adopted FIN 48, at our inception. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision.

Results of Operations

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Revenues. Revenues decreased $4.7 million, or 3.4%, to $135.6 million for the three months ended March 31, 2009, compared to $140.4 million for the three months ended March 31, 2008. The decrease is primarily attributable to three clients that terminated or reduced their contracts with us after the three months ended March 31, 2008 and before the acquisition date of July 31, 2008.

Revenues for services performed in our U.S. and Canada service centers decreased $7.6 million, or 11.7%, for the three months ended March 31, 2009, as a result of customer losses, representing approximately $14.9 million of revenues in the three months ended March 31, 2009, that occurred prior to our acquisition of SHC on July 31, 2008. Revenues for services performed in European service centers decreased $8.1 million, or 14.2%. The majority of this decrease is attributable to decreased volumes from lost clients and re-priced contracts totaling $3.6 million that occurred prior to the acquisition on July 31, 2008, coupled with the effect of a lower Euro value relative to the U.S. dollar in 2009 as compared to 2008. Revenues for services performed in offshore service centers in Philippines, India, El Salvador, Costa Rica, the Dominican Republic and Tunisia increased $10.9 million, or 58.4%, due to additional volume from existing and new clients plus the effect of a full quarter of operations in our El Salvador site, which we acquired in October 2008. Revenues in our offshore service centers represented 21.9% of consolidated revenues for the three months ended March 31, 2009, compared to 13.3% in the same period in 2008. Over the past several months we have sold several new contracts in various segments such as telecommunications, software and computing and have expanded our business with certain existing clients that will begin to ramp during the second quarter of 2009. We expect to experience the effect of increased revenues and cost associated with these ramps primarily in the second half of 2009.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) decreased $12.3 million, or 13.5%, to $78.6 million for the three months ended March 31, 2009, compared to $90.9 million for the three months ended March 31, 2008. This decrease is primarily attributable to decreased labor costs of $12.0 million or 13.8%. Our labor costs decreased due to an effort to improve the performance of our operations by eliminating unnecessary positions and better utilizing existing service professionals. After excluding the $7.9 million favorable Canadian and Euro currency exchange impact, direct labor costs decreased by $4.1 million or 4.7%.

Gross Profit. Gross profit increased $7.5 million, or 15.2%, to $57.0 million for the three months ended March 31, 2009 from $49.5 million for the three months ended March 31, 2008. Gross profit as a percentage of revenue increased from 35.2% to 42.0%. Gross profit percentage increased primarily due to increased revenue in offshore locations and stronger management of our costs in connection with services performed by focusing on key operating metrics such as average handle time, utilization, productivity and attrition of our service professionals. We expect to ramp a significant number of new clients in the second quarter of 2009. As a result we will incur and expense various costs related to these ramps for recruiting, training, infrastructure and technology expenses and lower productivity in the initial phase of the contract. As a result we expect that our gross profit percentage of revenues may be lower in the second quarter of 2009.

Operating Expenses. Operating expenses increased $2.4 million, or 5.1%, to $50.2 million for the three months ended March 31, 2009, compared to $47.7 million for the three months ended March 31, 2008, primarily due to an increase in selling, general and administrative expense, which grew from $42.0 million to $43.3 million, or 3.0%. The increase in selling, general and administrative expense was due to a $1.1 million increase in labor costs due to incremental management, operations and administrative staff. Depreciation and amortization increased $1.1 million as a result of additions to equipment and fixtures totaling $19.2 million including capital leases during the twelve months ended March 31, 2009. The additions to equipment and fixtures were to support new business, open new service centers in locations like the Philippines, Tunisia, Egypt and El Salvador and maintain and upgrade our technology infrastructure and applications. Amortization increased due to our acquisition of the El Salvador operations in October 2008. Operating expenses as a percentage of revenues increased to 37.0% for the three months ended March 31, 2009 compared to 34.0% for the three months ended March 31, 2008.

Other (Income) Expenses, Net. Other (income) expenses, net increased $0.5 million, or 33.7%, to $2.1 million for the three months ended March 31, 2009, compared to $1.5 million for the three months ended March 31, 2008. This increase is primarily due to interest expense of $2.9 million for the three months ended March 31, 2009 as compared to $2.1 million for the three months ended March 31, 2008 due to a write-down of $984 deferred issuance costs associated with reduced borrowing capacity related to the line of credit.

Provision for Income Taxes. Income taxes increased $0.2 million, or 5.2%, to $3.1 million for the three months ended March 31, 2009 compared to $2.9 million for the three months ended March 31, 2008. Foreign tax expense comprised $2.9 million for the three months ended March 31, 2009 and 2008 and the effective foreign tax rate decreased from 38.1% to 32.8%. We operate in a number of countries outside the U.S. that are generally taxed at lower rates and this can have a significant impact on the effective tax rate.

Net Income (Loss). Net income for the three months ended March 31, 2009 was $1.7 million as compared to a net loss for the three months ended March 31, 2008 of $3.4 million. This increase is primarily due to increased margins offset by increased interest expense and depreciation and amortization expense.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital associated with the expenses we incur in performing services under our client contracts and capital expenditures for the opening of new service centers, including the purchase of computers and related equipment. We have in place a credit facility that includes term loans and a revolving line of credit that allow us to manage our cash flows. Our ability to make payments on the credit facility, to replace our indebtedness, and to fund working capital and planned capital expenditures will depend on our ability to generate cash in the future. We have secured our working capital facility through our accounts receivable and therefore, our ability to continue servicing debt is dependent upon the timely collection of those receivables.

We made capital expenditures of $4.1 million in the three months ended March 31, 2009 as compared to $2.2 million in the three months ended March 31, 2008 for SHC. We expect to continue to make capital expenditures to build new service centers in the Philippines, Cairo and Tunisia, meet new contract requirements and maintain and upgrade our technology. We expect to continue to expand into new facilities in 2009 such as in the Philippines, Egypt, Tunisia, China, and South and Latin America. We also expect to invest in technology initiatives such as ‘At Home Agents,” unified communications and enabling technology, business continuity and data security, web based solutions and applications and distributed collaboration networking. The convergence of voice and data as well as the demand for real time diagnostics and analytics by our clients are requiring us to make substantial future investments in technology and solutions that will require additional capital investments. During the second quarter of 2009, we settled a dispute related to our Indian subsidiaries related to a preacquisition contingency totaling $4.0 million in cash. This will reduce our liquidity in the second quarter of 2009.

In January 2009, we (as Guarantor) entered into the Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association (“PNC” as Lender and as Agent), Steel City Capital Funding, LLC (as Term B Lender and as Term B Agent), PNC Capital Markets LLC (as Lead Arranger), SHC (as Borrowing Agent), and the other Loan Parties signatory thereto (as Loan Parties) (the “Amended Credit Agreement”).

The Amended Credit Agreement amends and restates the Fourth Amended and Restated Revolving Credit Facility with PNC entered into in July 2008 and as further amended. The Amended Credit Agreement provides that the Term B Lenders (as defined in the Amended Credit Agreement) will extend the Borrowers (as defined in the Amended Credit Agreement) an aggregate principal amount of $25.0 million which will be used to reduce the senior secured revolving credit facility from $100.0 million to approximately $77.0 million and to repay approximately $2.0 million in outstanding loans made to certain Foreign Borrowers (as defined in the Amended Credit Agreement). This financing comprises (A) a senior secured revolving credit facility equal to the sum of (i) $75.0 million and (ii) the sum of (a) $2.0 million minus (b) an amount equal to (i) $82.0 million multiplied by (ii) the number of months elapsed from January 8, 2009 to such date of determination (but in no event less than zero); (B) a Term Loan A (as defined in the Amended Credit Agreement) to the US Borrowers (as defined in the Amended Credit Agreement) in the aggregate principle amount of $4.5 million; and (C) Term B Loans (as defined in the Amended Credit Agreement) in the aggregate principal amount of $25.0 million.

Borrowing availability under the senior secured revolving credit facility is based on, among other things, the Borrowers’ (as defined in the Amended Credit Agreement) eligible billed and unbilled accounts receivable. The financing facilities mature on July 30, 2011.

Outstanding balances under the revolving credit facility other than any loans under the Amortizing Availability (as defined in Amended Credit Agreement) will bear interest at either LIBOR plus a margin ranging from 300 to 350 basis points or at the base rate plus a margin ranging from 200 to 250 basis points. The Term Loan A (as defined in the Amended Credit Agreement) and Term B Loans under the Amortizing Availability will bear interest at LIBOR plus a margin ranging from 350 to 400 basis points or at the base rate plus a margin ranging from 250 to 300 basis points, and the Term B Loan (as defined in the Amended Credit Agreement) will bear interest at LIBOR plus a margin of 950 basis points (but in no event will the LIBOR rate be lower than 4%) or at the base rate plus a margin of 850 basis points (but in no event will the base rate be lower than 5%), in each case based on the fixed charge coverage ratio of SHC. The interest rate is subject to increase under additional circumstances. The balance outstanding under the prior credit facility and term loans continued as part of the new revolving credit and term debt facility except that part of the existing Term A Loan to us was refinanced with part of the new Term B Loans. The facility also requires compliance with certain financial covenants which are fully detailed in the Amended Credit Agreement. At March 31, 2009, we were in compliance with these covenants. The obligations of the Borrowers under the facility are secured by certain assets of the Borrowers and by certain assets of SHC. The guarantee provided by us is unsecured.

On March 2, 2009, we entered into an Amendment No. 1 and Waiver to the Amended Credit Agreement. In order to create additional Undrawn Availability (as defined under the Amended Credit Agreement) under the Amended Credit Agreement, SHC, Stream Florida Inc., Stream International Inc., Stream New York Inc. (collectively, with SGS, the “Stream Entities”), have entered into the Reimbursement Agreement (described below) which provides that Ares or one or more of its affiliates (each an “Ares Affiliate” and each Ares Affiliate and Ares being referred to collectively as the “Ares Guarantors”) may elect to provide, or cause one or more financial institutions or other entities to provide certain letters of credit, or other guarantees or backstop arrangements for the benefit of the Stream Entities. The Amended Credit Agreement restricts the ability of the Loan Parties to enter into certain of the transactions under the Reimbursement Agreement. The Loan Parties requested Agent, Term Loan B Agent and Lenders amend the Amended Credit Agreement and waive any failure to comply with the Amended Credit Agreement, with respect to the entering into and performance under the Reimbursement Agreement. The Amendment provides such requested amendments and waivers. Also on March 2, 2009, the Stream Entities entered into the Guarantee and Reimbursement Agreement, with Ares (the “Reimbursement Agreement”). Under the Reimbursement Agreement, the Stream Entities may request that Ares or one or more of its affiliates (together with Ares, the “Ares Guarantors”) provide certain letters of credit, guarantees or other form of credit to support obligations of the Stream Entities in order to create additional Undrawn Availability under the Amended Credit Agreement. Upon the written request of one of the Stream Entities, an Ares Guarantor may, in its discretion, provide, or cause a financial institution or other entity to provide, such letters of credit or guarantee or otherwise backstop (each of the foregoing, an “LC Guarantee”) obligations of the Stream Entities under one or more existing letters of credit for the benefit of one or more of the Stream Entities; provided, that such LC Guarantees are subject to certain limitations described in the Reimbursement Agreement, including that the obligations (whether fixed or contingent) of the Ares Guarantors under the LC Guarantees shall not exceed $10.0 million in the aggregate under any circumstance whatsoever and that each LC Guarantee shall continue in full force and effect for a term of twelve months from its issuance; provided further, that such LC Guarantee may not extend to a date later than the twelve month anniversary of the first date on which Ares consents to an LC Guarantee under the Reimbursement Agreement, subject to certain exceptions. Each of the Stream Entities agreed to reimburse the Ares Guarantors for any and all amounts drawn or paid under the LC Guarantees, or otherwise payable by the Ares Guarantors in connection with such LC Guarantees (collectively, the “Reimbursement Obligations”) which Reimbursement Obligations shall be subject to interest accruing at 5% per annum or 7% per annum if payment is not timely made. The rights granted to the Ares Guarantors under the Reimbursement Agreement are subject to the Subordination Agreement (as described below).

Upon the delivery and effectiveness of an LC Guarantee, we agreed to issue to Ares or other Ares Guarantors a number of shares (the “Shares”) of our Series B Preferred Stock, $0.001 par value per share, equal to (i) 1,000 shares multiplied by (ii) (a) the aggregate maximum amount which may be drawn or paid under such LC Guarantee with respect to the Letter(s) of Credit supported by such LC Guarantee divided by (b) $10.0 million, with any fractional shares being rounded up to the nearest whole share; provided, that, subject to certain exceptions in no event shall the aggregate number of Shares issued exceed 1,000. As security for their obligations under the Reimbursement Agreement, each of the Stream Entities (other than SGS) granted to Ares (on behalf of itself and for the ratable benefit of the other Ares Guarantors) a continuing security interest in substantially all of its right, title and interest in, to and under the Collateral (as defined in the Reimbursement Agreement). The rights granted to the Ares Guarantors under the Reimbursement Agreement are subject to the Subordination Agreement (described below).

On March 18, 2009, in response to a request by Stream under the Reimbursement Agreement, Ares issued three letters of credit in an aggregate amount of $7.0 million, and we issued 702 shares of Series B Preferred Stock to Ares in consideration of such letters of credit.

On March 2, 2009, we entered into the Subordination and Intercreditor Agreement with PNC Bank (as Agent), Steel City Capital Funding, LLC, (as agent for Term B Lenders and as Term B Agent), Ares and the other Loan Parties signatory thereto (as Loan Parties) (the “Subordination Agreement”). Pursuant to the Subordination Agreement, the obligations of the Stream Entities under the Reimbursement Agreement, and the liens granted therein, are junior and subordinate to the obligations of the Stream Entities under, and to liens granted in connection with, the Amended Credit Agreement.

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of March 31, 2009, we had approximately $1.7 million of these letters of credit in place under our Amended Credit Agreement and approximately $7.0 million of letters of credit under the Reimbursement Agreement with Ares described above in this Liquidity and Capital Resources section.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments bear interest at variable rates, including capital leases. At March 31, 2009, we had outstanding borrowings under variable debt agreements that totaled approximately $72.9 million. A hypothetical 1.0% increase in the interest rate would have increased interest expense by approximately $0.4 million and would have decreased annual cash flow by a comparable amount; however, actual effects might differ materially from this hypothetical analysis. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

There were no outstanding interest rate swaps covering interest rate exposure at March 31, 2009.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using our service centers in Canada, India, the Dominican Republic and Costa Rica. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in the local currency of the country in which the contracts are serviced which creates foreign exchange exposure. We expect to begin incurring costs in the Philippine peso in 2009. We are evaluating our hedging strategy related to the peso. Given the significance of our foreign operations and the potential volatility of the Canadian dollar and Indian rupee versus the U.S. dollar, we use forward purchases of Canadian dollars and Indian rupees to minimize the impact of currency fluctuations. As of March 31, 2009, we had entered into forward contracts with two financial institutions to acquire a total of 12.0 million in Canadian dollars at prices ranging from .78545 to .78637 USD/CAD that settle in less than 90 days.

Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.

Changes in market rates may impact the banks’ LIBOR rate or prime rate. For instance, if either the LIBOR or prime rate were to increase or decrease by 1.0%, our annual interest expense would change by approximately $0.4 million based upon the amounts outstanding as of March 31, 2009; however, actual effects might differ materially from this hypothetical analysis.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Our business is subject to numerous risks. We caution you that the factors listed below and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. All of our forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the Securities and Exchange Commission.

We have a history of losses and there can be no assurance that we will become or remain profitable or that losses will not continue to occur.

On a pro forma combined consolidated basis, SGS and SHC had a net loss of $11.7 million and $14.7 million for the fiscal years ended December 31, 2008 and 2007, respectively, and income of $1.7 million for the three months ended March 31, 2009. We may continue to incur reported losses for the foreseeable future. To support growth in the fourth quarter of 2008, we increased our spending levels on sales, operations and administration and our investments in new solution centers and technology. As a result, we will need to significantly increase revenues or profit margins to achieve profitability. If our revenues or gross margins do not increase to support the higher levels of operating expenses and if new service offerings are not successful, our business, results of operations and financial condition will be materially and adversely affected.

A substantial portion of our revenue is generated from a limited number of clients, and the loss of one or more of these clients would materially reduce our revenue and cash flow and adversely affect our business.

We have derived and believe that we will continue to derive in the near term most of our revenue from a few major clients. Two of our largest clients are global computer companies, and the other client is a satellite radio provider. Revenues from these three clients comprised 18%, 16% and 11%, respectively, of our revenues for the three months ended March 31, 2009. Although we generally enter into long-term contracts with our clients, our contracts generally allow our clients to terminate earlier. There can be no assurance that we will be able to retain these major clients or that, if we were to lose one or more of our major clients, we would be able to replace such clients with clients that generate a comparable amount of revenues. A number of factors could cause us to lose business or revenue from a client, and some of these factors are not predictable and are beyond our control. For example, a client may demand price reductions, change its outsourcing strategy, move work in-house or reduce previously forecasted demand. In addition, the volume of work we perform for specific clients may vary from year to year. In most cases, if a client terminates its contract with us or does not meet its forecasted demand, we have no contractual recourse even if we have hired and trained service professionals to provide services to the client. Thus, a major client in one year may not provide the same level of revenue in any subsequent year. Consequently, the loss of one or more of our major clients, or the inability to generate anticipated revenues from them, would have a material adverse effect on our business, results of operations and financial condition. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of clients and any revenue growth will depend on our success selling additional services to our large clients and expanding our client base.

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

We have based our growth strategy on certain assumptions regarding our industry, services and future demand in the market for our services. However, the trend to outsource business processes may not continue and could reverse. Outsourcing is a politically sensitive topic in the U.S. and elsewhere. For example, many organizations and public figures in the U.S. have publicly expressed concern about a perceived association between outsourcing providers and the loss of jobs in the U.S. In fact the recent stimulus package announced by the Federal government of the United States of America under President Obama has indicated that it will strive to generate new jobs for Americans. It has also indicated that the stimulus package may limit income tax credits for companies that offshore American jobs. This may also have a significant effect on government regulated companies or financial institutions or other businesses that have recently received financial aid from the U.S. Federal government.

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

We conduct business various countries outside of the United States, including Canada, the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, Bulgaria, India, the Philippines, El Salvador, Egypt, Tunisia, the Dominican Republic and Costa Rica. Our international operations accounted for approximately 77.0% and 74.8% of our pro forma revenues for the years ended December 31, 2008 and 2007. A key component of our growth strategy is our continued international expansion, especially in lower-cost labor markets, such as China, Eastern Europe, Russia, Japan, South Africa and South America. There can be no assurance that we will be able to successfully market, sell and deliver our services in these markets, or that we will be able to successfully expand international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances. The following factors, among others, could adversely affect our business and earnings:

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

At March 31, 2009, we had outstanding warrants to purchase an aggregate of 38,750,000 shares of common stock, all of which are currently exercisable. All of these outstanding warrants have an exercise price of $6.00 per share, expire on October 17, 2011 and may be redeemed at a price of $0.01 per warrant if the last sales price of our common stock on NYSE Amex is at least $11.50 per share for any 20 days in a 30-trading day period. In addition, under the Preferred Stock Purchase Agreement between us and Ares, we are obligated to use our best efforts to exchange 7,500,000 of the warrants held by Ares for new warrants that do not expire until August 2018 and are not redeemable.

As of April 27, 2009, the closing price of our shares traded on the NYSE Amex, was $3.50 per share. If the warrants held by Ares or our other investors are exercised, sales of the underlying common shares if sold in the public market could adversely affect the market price of our existing common stock and reduce shareholder value.

Common stock held by some of our founders becomes unrestricted on July 31, 2009.

Our founding stockholders, including some of our executives and members of our board of directors, hold more than 7 million shares of our common stock. These shares are currently being held in escrow and are restricted from trading in the market until July 31, 2009, which is the first anniversary of the closing of our acquisition of SHC. On July 31, 2009 these shares will be released from escrow, at which time the founders may begin to trade them. Should the founders decide to sell their shares of common stock, it could create excess supply of stock in the public market and cause the price of our common stock and our public warrants to decline.

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

We are likely to incur significant costs to comply with these requirements. We may in the future discover areas of internal controls over financial reporting that need improvement, particularly with respect to any businesses acquired in the future. There can be no assurance that remedial measures will result in adequate internal controls over financial reporting in the future. Any failure to implement the required new or improved controls, or difficulties encountered in their implementation, could materially adversely affect our results of operations or could cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our auditors are unable to provide an unqualified report regarding the effectiveness of internal controls over financial reporting as required by Section 404, investors may lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. In addition, failure to comply with Section 404 could potentially subject us to sanctions or investigation by the Securities Exchange Commission or other regulatory authorities.

There can be no assurance that NYSE Amex will continue to list our securities on its exchange, and any delisting could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, common stock and warrants are listed on NYSE Amex, a national securities exchange. We cannot assure you that our securities will continue to be listed on NYSE Amex in the future. If NYSE Amex delists our securities from trading on its exchange and we are unable to list our securities on another exchange, our securities could be quoted on the OTC Bulletin Board, or “pink sheets.” As a result, we could face significant adverse consequences, including but not limited to the following:

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

Stockholders’ interests in us will be diluted significantly by the conversion of our Series A Preferred Stock and Series B Preferred Stock, which could affect the market price of our common stock.

Our Series A Preferred Stock and Series B Preferred Stock (collectively, our “Preferred Stock”) are convertible into shares of our common stock at a conversion price of $6.00 per share. As of March 31, 2009 the Series A Preferred Stock may be converted into an aggregate of 25.3 million shares of our common stock, and the Series B Preferred Stock may be converted into an aggregate of 117,000 shares of our common stock. The Preferred Stock has an annual dividend rate of 5%, subject to an increase to 10% upon the occurrence of certain events, calculated semi-annually. We may pay accrued dividends, at our option, by increasing the stated value of the Preferred Stock by an equal amount, which amount is convertible into shares of our common stock at the conversion price of $6.00. To the extent the Preferred Stock is converted into shares of our common stock, the issuance of substantial numbers of shares of common stock would increase the number of outstanding shares of our common stock and could have an adverse effect on the market price for our securities and on our ability to obtain future public or private financing. We may also seek to modify the terms of the Preferred Stock in the future and any alteration of terms could have a dilutive effect on our common stockholders and warrant holders

The Preferred Stock ranks senior to our common stock and warrants with respect to distributions upon our liquidation.

As long as Preferred Stock is outstanding, no distributions upon liquidation may be made to the holders of our common stock unless the holders of our Preferred Stock have received distributions equal to their liquidation preference, which is the greater of the stated value, initially $1,000 per share, plus accrued dividends, and the amount payable to such holders had all of the Preferred Stock been converted into our common stock. As a result, it is possible that, upon liquidation, all of the amounts available for distribution to our equity holders would be paid to the holders of the Preferred Stock and our other stockholders and warrant holders would not receive any payment.

Ares is our largest stockholder and has significant influence and control over our management and affairs.

Ares owns approximately 73% of our common stock on an as converted basis, based on our outstanding shares as of March 10, 2009 and assuming (i) conversion of all of the Preferred Stock and (ii) no exercise of any of our outstanding warrants to purchase 38,750,000 shares of our common stock. Ares is entitled to appoint to our board of directors a number of directors proportional to its ownership percentage attributable to its Series A Preferred Stock. In addition, in certain circumstances, we are obligated to issue to Ares additional shares of our Series B Preferred Stock that would further increase Ares’ ownership of our company by less than 1%. As a result, Ares has significant influence and control over our management and affairs.

Ares could make it more difficult or even impossible for a third party to acquire us without its consent.

The holders of our Preferred Stock have the right to approve mergers, consolidations, or sale of all or substantially all of our assets unless the consideration payable with respect to each share of Preferred Stock is an amount in cash that is more than 150% of the applicable conversion price. This right continues for so long as 30% or more of the number of shares of

Series A Preferred Stock or Series B Preferred Stock first issued to Ares remain outstanding, or for so long as the outstanding shares of Series A Preferred Stock or Series B Preferred Stock represent, in the aggregate, 20% or more of our equity on an as-converted basis.

Holders of Preferred Stock have registration rights, and the exercise of these rights could adversely affect the market price of our common stock.

The holders of the Preferred Stock have registration rights, subject to certain conditions, to require us to use best efforts on up to four occasions to register under the Securities Act of 1933 shares of common stock issued upon the conversion of the Preferred Stock and upon exercise of the certain warrants held by Ares to acquire up to 7,500,000 shares of our common stock at an exercise price of $6.00 per share. Any sale of a significant number of shares of common stock by holders of the Preferred Stock could cause the market price of our common stock to decline.

ITEM 6.	EXHIBITS.

We are filing as part of this Report the Exhibits listed in the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAM GLOBAL SERVICES, INC.

May 7, 2009	By:	/s/ R. Scott Murray
R. Scott Murray
Chairman, Chief Executive Officer and President (Principal Executive Officer)

May 7, 2009	By:	/s/ Stephen C. Farrell
Stephen C. Farrell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.