Form 10-Q
period 2009-06-30
Stream Global Services, Inc.
filed 2009-08-05
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 9,445,999 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of July 28, 2009.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	1

	Consolidated Statements of Operations for the three months ended June 30, 2009 and June 30, 2008, and for the three months ended June 30, 2008 for Predecessor (“SHC”)	2

	Consolidated Statements of Operations for the six months ended June 30, 2009 and June 30, 2008, and for the six months ended June 30, 2008 for Predecessor (“SHC”)	3

	Consolidated Statements of Stockholders Equity for the six months ended June 30, 2009	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008, and for the six months ended June 30, 2008 for Predecessor (“SHC”)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION		31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 6.	Exhibits	41

SIGNATURES

Stream is a registered trademark of Stream Global Services, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$14,189	$10,660
Accounts receivable, net of allowance for bad debts of $438 and $267 at June 30, 2009 and December 31, 2008	106,141	109,385
Income taxes receivable	1,707	1,559
Deferred income taxes	15,581	14,899
Prepaid expenses and other current assets	9,581	10,353

Total current assets	147,199	146,856

Equipment and fixtures, net	49,577	41,634
Deferred income taxes	3,468	2,698
Goodwill	51,297	47,686
Intangible assets, net	78,498	83,319
Other assets	7,769	7,752

Total assets	$337,808	$329,945

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,337	$9,058
Accrued employee compensation and benefits	38,837	40,335
Other accrued expenses	11,786	15,550
Income taxes payable	4,232	3,449
Current portion of long-term debt	1,693	2,614
Current portion of capital lease obligations	4,053	2,260
Other liabilities	4,304	6,126

Total current liabilities	74,242	79,392

Long-term debt, net of current portion	72,929	63,624
Capital lease obligations, net of current portion	10,184	5,484
Deferred income taxes	19,237	17,396
Other long-term liabilities	14,644	16,387

Total liabilities	191,236	182,283

Series A Convertible Preferred Stock, par value $0.001 per share, which was redeemable by the holder, 150 shares authorized; 150 shares issued and outstanding at December 31, 2008	—	145,911
Series B Convertible Preferred Stock, par value $0.001 per share, 2 shares authorized; 1 share issued and outstanding at June 30, 2009	712	—

Stockholders’ equity:
Series A Convertible Preferred Stock, par value $0.001 per share, 150 shares authorized; 150 shares issued and outstanding at June 30, 2009	149,530	—
Common stock, par value $0.001 per share, shares authorized—149,000 shares and 119,000 authorized at June 30, 2009 and December 31, 2008, respectively, issued and outstanding shares—9,446 and 9,458 shares, respectively	9	9
Additional paid-in-capital	5,827	11,330
Retained earnings (deficit)	(2,266)	(1,399)
Accumulated other comprehensive income (loss)	(7,240)	(8,189)

Total stockholders’ equity	145,860	1,751

Total liabilities and stockholders’ equity	$337,808	$329,945

See accompanying notes to consolidated financial statements.

Stream Global Services, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2009	2008	Predecessor (“SHC”) 2008
Revenue	$125,670	$—	$128,714
Direct cost of revenue	73,405	—	83,587

Gross profit	52,265	—	45,127

Operating expenses:
Selling, general and administrative expenses	42,217	282	39,658
Depreciation and amortization	6,912	5	3,870

Total operating expenses	49,129	287	43,528

Income (loss) from operations	3,136	(287)	1,599

Other (income) expenses, net:
Foreign currency transaction loss (gain)	1,314	—	(566)
Other (income) expense, net	2	—	2,273
Interest (income) expense, net	2,143	(1,347)	2,990

Total other (income) expenses, net	3,459	(1,347)	4,697

Income (loss) before income taxes	(323)	1,060	(3,098)

Provision (benefit) for income taxes	2,242	400	1,074

Net income (loss)	(2,565)	660	(4,172)

Accretion of trust account relating to common stock subject to possible conversion	—	258	—
Cumulative convertible preferred stock dividends	1,883	—	—
Preferred Stock accretion	278	—	—

Net income (loss) attributable to common shareholders	$(4,726)	$402	$(4,172)

Net income (loss) attributable to common shareholders per share:
Basic	$(0.50)	$0.01	N/A

Diluted	$(0.50)	$0.01	N/A

Shares used in computing per share amounts:
Basic	9,449	29,688	N/A

Diluted	9,449	29,688	N/A

See accompanying notes to consolidated condensed financial statements.

Stream Global Services, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2009	2008	Predecessor (“SHC”) 2008
Revenue	$261,284	$—	$269,086
Direct cost of revenue	152,019	—	174,498

Gross profit	109,265	—	94,588

Operating expenses:
Selling, general and administrative expenses	85,718	545	81,752
Depreciation and amortization	13,577	9	7,527

Total operating expenses	99,295	554	89,279

Income (loss) from operations	9,970	(554)	5,309

Other (income) expenses, net:
Foreign currency transaction loss (gain)	462	—	(1,765)
Other (income) expense, net	8	—	2,876
Interest (income) expense, net	5,039	(3,486)	6,031

Total other (income) expenses, net	5,509	(3,486)	7,142

Income (loss) before income taxes	4,461	2,932	(1,833)

Provision (benefit) for income taxes	5,328	1,070	4,343

Net income (loss)	(867)	1,862	(6,176)

Accretion of trust account relating to common stock subject to possible conversion	—	288	—
Cumulative convertible preferred stock dividends	3,176	—	—
Preferred Stock accretion	503	—	—

Net income (loss) attributable to common shareholders	$(4,546)	$1,574	$(6,176)

Net income (loss) attributable to common shareholders per share:
Basic	$(0.48)	$0.05	N/A

Diluted	$(0.48)	$0.05	N/A

Shares used in computing per share amounts:
Basic	9,452	29,688	N/A

Diluted	9,452	29,688	N/A

See accompanying notes to consolidated condensed financial statements.

Stream Global Services, Inc.

Consolidated Condensed Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2009

(Unaudited)

(In thousands)

	Series A Convertible Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2008	—	$—	9,458	$9	$11,330	$(1,399)	$(8,189)	$1,751
Net income	—	—	—	—	—	(867)	—	(867)
Currency translation adjustment	—	—	—	—	—	—	2,236	2,236
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	—	—	(1,287)	(1,287)

Comprehensive loss	—	—	—	—	—	—	—	82
Cumulative dividends on preferred stock	—	3,167	—	—	(3,176)	—	—	(9)
Transfer of Preferred A Stock to equity from mezzanine equity	150	145,860	—	—	—	—	—	145,860
Accretion of preferred stock discount	—	503	—	—	(503)	—	—	—
Common shares issued under stock plans, net of cancellations		—	(12)	—	(2)	—	—	(2)
Warrant repurchase		—	—	—	(2,146)	—	—	(2,146)
Stock-based compensation expense					324	—		324

Balances at June 30, 2009	150	$149,530	9,446	$9	$5,827	$(2,266)	$(7,240)	$145,860

See accompanying notes to consolidated condensed financial statements

Stream Global Services, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Predecessor (“SHC”) Six Months Ended June 30, 2008
Operating activities:

Net income (loss)	$(867)	$1,862	$(6,176)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,577	9	7,527
Amortization and write-off of debt issuance costs	1,434	—	714
Deferred taxes	494	—	7,509
Market lease reserve	—	—	(1,369)
Loss on disposal of assets	45	—	—
Noncash stock compensation	324	—	290
Noncash interest (income) expense	—	(3,486)	456
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	3,056	—	9,422
Income taxes receivable	(143)	—	817
Prepaid expenses and other current assets	694	3	(696)
Other assets	(1,938)	—	184
Accounts payable	372	—	(1,518)
Accrued expenses and other liabilities	(11,954)	(314)	(4,542)

Net cash provided by (used in) operating activities	5,094	(1,926)	12,618

Investing activities:

Decrease (increase) in restricted cash	—	2,957	(81)
Additions to equipment and fixtures, net	(10,349)	(25)	(5,209)

Net cash provided by (used in) investing activities	(10,349)	2,932	(5,290)

Financing activities:

Net borrowings (repayments) on line of credit	(13,944)	—	(1,038)
Proceeds from issuance of long-term debt	23,238	—	—
Payments on long-term debt	(910)	—	(828)
Repurchase of public warrants	(2,146)	—	—
Proceeds on capital leases	1,518	—	—
Payment of capital lease obligations	(1,267)	—	(1,057)

Net cash provided by (used in) financing activities	6,489	—	(2,923)

Effect of exchange rates on cash and cash equivalents	2,295	—	(1,886)

Net increase (decrease) in cash and cash equivalents	3,529	1,006	2,519
Cash and cash equivalents, beginning of period	10,660	1,161	12,577

Cash and cash equivalents, end of period	$14,189	$2,167	$15,096

Supplemental cash flow information:
Cash paid for interest	$2,816	$—	$3,100
Cash paid for income taxes	$4,053	$840	$2,412
Noncash financing activities:
Capital lease financing	$5,907	$—	$333

See accompanying notes to consolidated condensed financial statements.

Stream Global Services, Inc.

Notes to Consolidated Condensed Financial Statements

June 30, 2009

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

Note 2—Our Business

We are a global provider of premium customer relationship management (“CRM”) and other business process outsourcing services to companies in the technology, software, consumer electronics and communications industries. Our CRM solutions encompass a wide range of telephone, e-mail and internet based services and technical support programs designed to maximize the long-term value of the relationships between our clients and their customers, or end-users. Technical support programs include technical troubleshooting (including game support), hardware and warranty support, win-back programs, hosted services, data management, telecommunications services and professional services. Customer service programs consist of activities such as sales, customer setup/activations, up-sell or cross-sell programs, revenue generation, customer billing inquiries, win-back programs, and customer retention initiatives. We work closely with our clients to design and implement large-scale, tailored CRM programs that provide comprehensive solutions to their specific business needs. We deliver services from our 35 service centers in 20 countries across the world. As of June 30, 2009, we had approximately 16,000 employees providing services to our client’s customers and administrative services in our business.

Pro Forma Results of Operations

Following are pro forma unaudited results of operations for the three and six months ended June 30, 2008 assuming the acquisition of SHC (Predecessor) occurred on January 1, 2008:

We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of SHC for the three and six months ended June 30, 2008 and (ii) our unaudited consolidated financial statements for the three and six months ended June 30, 2008. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the merger taken place on January 1, 2008, or the future financial position or operating results of SHC. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma adjustments include adjustments for interest expense, reversal of interest income for SGS, amortization of intangible assets, transaction costs, depreciation expense for assets written up and market lease amortization.

Stream Global Services, Inc.

Pro Forma Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenue	$128,714	$269,086
Direct cost of revenue	83,587	174,498

Gross profit	45,127	94,588

Operating expenses:
Selling, general and administrative expenses	39,532	81,577
Stock based compensation expense	145	290
Depreciation and amortization expense	5,747	11,281

Total operating expenses	45,424	93,148

Income (loss) from operations	(297)	1,440

Other (income) expenses, net:
Foreign currency transaction loss (gain)	(566)	(1,765)
Other (income) expense, net	2,273	2,876
Interest expense, net	2,045	4,174

Total other (income) expenses, net	3,752	5,285

Income (loss) before provision for income taxes	(4,049)	(3,845)
Provision for income taxes	2,806	5,738

Net income (loss)	$(6,855)	$(9,583)

Note 3—Basis of Presentation

Our consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

On July 31, 2008, we consummated our initial business acquisition with the acquisition of SHC and emerged from a development stage corporation. Prior to July 31, 2008, we were a blank check company formed for the purpose of acquiring an operating company. Accordingly, we had no revenues prior to July 31, 2008 because we were in the development stage. SHC is deemed to be our “predecessor”. As a result, the statement of operations and statement of cash flows of SGS for the three and six months ended June 30, 2008 are presented for comparative purposes. The accompanying consolidated statements of operations and cash flows of SGS present the results of operations and cash flows for (i) the three and six months ended June 30, 2008 preceding the acquisition of SHC on July 31, 2008, exclusive of SHC results of operations and cash flows and (ii) for the periods succeeding the acquisition, the consolidated results of operations including SHC are included in these financial statements. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of SHC are not comparative to the predecessor SHC results of operations and cash flows because the basis for the acquired assets and liabilities of SHC has been adjusted to fair value pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), nor are they indicative of future results.

Note 4—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2009, or for any other interim period or future year.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires the appropriate application of accounting policies, many of which require management to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results could differ from estimates. Such differences may be material to the consolidated financial statements.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, we discontinue hedge accounting prospectively. At June 30, 2009, all hedges for Canadian Dollars were determined to be highly effective.

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

We use forward exchange contracts, generally purchased with a maturity of 90 days or less, to manage our exposure to movements in foreign exchange rates between the United States and Canada and the United States and India. We recognize the foreign exchange contracts in the financial statements at fair value. We hedge these exposures considering current market conditions, future operating activities and the cost of hedging exposure in relation to the perceived risk of loss. The fair value of the derivatives is determined by reference to market data related to the selected currency forward and spot rates. As of June 30, 2009 and December 31, 2008, we had approximately $23,052 and $20,704, respectively, of foreign exchange risk hedged using forward exchange contracts. As of June 30, 2009 and 2008, the fair market value of these derivatives was a gain of $96 and zero, respectively, which is reflected in accumulated other comprehensive income (loss).

Fair Value of Financial Instruments

Effective January 1, 2008, we implemented SFAS No. 157, Fair Value Measurement , for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	June 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Cash equivalents	$919	$919	$—	$—
Forward exchange contracts	(46)	—	(46)	—

Total	$873	$919	$(46)	$—

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

Three Months Ended June 30, 2009
Net income (loss)	$(2,565)
Convertible Preferred Stock dividends	1,883
Preferred Stock accretion	278

Net income (loss) attributable for common stockholders	$(4,726)

Six Months Ended June 30, 2009
Net income (loss)	$(867)
Convertible Preferred Stock dividends	3,176
Preferred Stock accretion	503

Net income (loss) attributable for common stockholders	$(4,546)

The following common stock equivalents were excluded from computing diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

For The Period Ended June 30, 2009
Options to purchase common stock at $6.00 per share	3,133
Preferred stock convertible to common stock at $6.00 per share	25,950
Publicly held warrants at $6.00 per share	20,522
Ares warrants to purchase common stock at $6.00 per share	7,500

Total preferred stock, options and warrants convertible or exercisable into common stock	57,105

In the event of a specified event (including if Ares ownership is less than 50%—see Note 6) then the future dividends on the Series A and Series B Preferred Stock are accelerated. At June 30, 2009 this would result in Ares having common stock equivalents of 34,919 or an increase of 8,974. During the second quarter of 2009 we repurchased 10,728 of our publicly traded warrants for $2,100.

Diluted is the same as basic because the effect of the conversion on the Preferred Stock will be anti-dilutive.

Accumulated other comprehensive income (loss) consists of the following:

	June 30, 2009	December 31, 2008
Unrealized (loss) gain on forward exchange contracts	$(46)	$1,241
Cumulative Translation adjustment	(7,194)	(9,430)

	$(7,240)	$(8,189)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R replaces SFAS No. 141. FAS 141R retains the fundamental requirements in SFAS No. 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. FAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also increases the disclosure requirements for business combinations in the financial statements. FAS 141R is effective for fiscal periods beginning after December 15, 2008. FAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141R amends SFAS 109, such that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would apply the provisions of SFAS 141R. Given SFAS 141R relates to prospective and not historical business combinations, we cannot currently determine the potential effects adoption of SFAS No. 141R may have on our consolidated financial statements.

In December 2007, the FASB issued FAS No. 160, Non-Controlling Interest in Consolidated Financial Statements—an Amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. FAS 160 also requires consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. FAS 160 is effective for fiscal periods beginning after December 15, 2008. Therefore, we were required to adopt FAS 160 on January 1, 2009. The adoption of FAS 160 did not have an impact on our financial position, results of operations or cash flow.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS 133 by requiring increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have an impact on our financial position, results of operations or cash flow.

In April 2008, the FASB issued FASB Staff Position FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP measures. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP No. FAS 142-3 did not have an impact on our financial position, results of operations or cash flow.

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

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (SFAS 165). SFAS 165 intends to establish general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on our financial position, results of operations or cash flows.

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

Current assets	$131,172
Property and equipment	40,961
Goodwill	51,297
Trade names	16,100
Customer relationships	67,200
Technology-based intangible assets	1,870
Other non-current assets	7,375

Total assets acquired	315,975

Current liabilities	(75,829)
Bank indebtedness	(75,555)
Obligations under capital lease	(7,745)
Other liabilities	(28,028)

Total liabilities assumed	(187,157)

Allocated purchase price	$128,818

The purchased intangibles and goodwill are not deductible for income tax purposes. However, for accounting purposes deferred income tax liabilities on purchased intangibles (other than goodwill) will be charged to our future consolidated condensed statements of operations in proportion to and over the amortization period of related intangible assets.

In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combination” (“EITF Issue No 95-3”), we accrued $1,428 of severance related costs incurred directly as a result of the acquisition. At June 30, 2009 the outstanding liability was $262.

At the time of the closing of the acquisition of SHC, $10,000 of the purchase price was placed into escrow with an escrow agent (the “Escrow Fund”) to secure the indemnity obligations of the SHC stockholders and the holders of vested options under the merger agreement for damages sustained by us and our subsidiaries as a result of breaches of representation and warranties and covenants by SHC. In certain instances, we may assert claims for indemnification against the Escrow Fund once our damages exceed a $500 threshold. In December 2008, we received $1,200 in payments from the Escrow Fund for claims related to working capital adjustments. In April 2009, we received $1,200 for additional working capital claims, severance payments and earn-out payments related to our India operations. These amounts other than the earn-out payments, totaling approximately $2,000 were charged against the purchase price and reduced goodwill. In July 2009, we made a claim for indemnification in excess of the remaining amount in the Escrow Fund for various breaches of representations and warranties. We will account for any recoveries under the indemnification agreement as a reduction to goodwill when and if any proceeds are received.

In the first quarter 2009, we recorded an additional $4,133 to the purchase price of SHC resulting in an increase in goodwill to settle a contingent liability that existed prior to our acquisition of SHC on July 31, 2008 related to a dispute concerning our Indian subsidiaries. In the second quarter 2009, we recorded an additional $300 related to professional service fees offset by $821 receipt of reimbursement related to working capital claims from the Escrow Fund. Prior to the end of the one-year purchase price allocation period, if information becomes available and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may adjust goodwill.

Note 6—Preferred Stock

On August 7, 2008, we issued and sold 150 shares of our Series A Preferred Stock for an aggregate purchase price of $150,000. As of June 30, 2009, Ares beneficially owned approximately 73% of the issued and outstanding shares of our common stock (assuming conversion of the outstanding Series A Preferred Stock and Series B Preferred Stock and no exercise of any of the outstanding warrants to purchase 28,022 shares of our common stock as of June 30, 2009). As of June 30, 2009 the Series A Preferred Stock is convertible at the option of Ares into 25,831 shares of our common stock at an initial conversion price of $6.00 per share, subject to adjustment for stock dividends, subdivisions, reclassifications, combinations or similar type events; is redeemable at our option after August 7, 2015; and votes together with common stock, except on certain matters that affect the Series A Preferred Stock, in which case the Series A Preferred Stock votes as a separate class.

On March 11, 2009, we filed an amendment to the certificate of designations of Series A Preferred Stock (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware which amended the terms of the Series A Preferred Stock as follows:

Dividends. The holders of the Series A Preferred Stock are entitled receive dividends at a rate of 5% per annum, an increase from 3% per annum, commencing on March 11, 2009 or 10% per annum if we do not redeem at our option all of the then outstanding shares of Series A Preferred Stock prior to two business days after August 7, 2015 or all of the Series A Preferred Stock has not been converted into our common stock. If an Acceleration Event (as defined in the Certificate of Amendment) occurs before August 7, 2015, then the Stated Value of each share of Series A Preferred Stock is automatically increased by adding to the Stated Value all dividends that would otherwise be payable on a share of Series A Preferred Stock on each dividend payment date from the date on which the Acceleration Event occurs until August 7, 2015. The “Stated Value” for each share of Series A Preferred Stock equals the sum of (i) $1 plus (ii) all accrued but unpaid dividends (including, without duplication, dividends added to Stated Value) on such Series A Preferred Stock as of the date of calculation. In 2009, we accrued dividends of $3,167 for the Series A Preferred Stock.

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

Conversion at our Option. We may request conversion of the Series A Preferred Stock into common stock only after August 7, 2011. In addition, the average closing price must exceed 150% or $9.00 per share of the conversion price for the 10 day period subsequent to our delivery of a notice of conversion. In addition, there must be outstanding at least 20,000 shares of our common stock (as adjusted for any stock dividend, stock split, combination or other similar transaction) held by our non-affiliates, and certain other conditions must be satisfied or waived.

Redemption. The holder of Series A Preferred Stock does not have redemption rights. On the issuance of the Series A Preferred Stock, we calculated the value of the beneficial conversion feature of our Series A Preferred Stock to be $49,503 and the value of warrants to be $3,253 and allocated the value of the discount on our Series A Preferred Stock between the beneficial conversion feature and the related warrants. The beneficial conversion of Series A Preferred Stock was charged to retained earnings to the extent that retained earnings were available. The remaining amount of excess of retained earnings was charged to additional paid-in capital. The amount allocated to the warrants will be accreted over seven years.

We accounted for the amended terms of the Series A Preferred Stock at fair value on the date of the amendment. Consistent with the provisions of EITF D-42, we determined that the fair value of the modified security was equal to the fair value of the initial security. Accordingly, we will not record any amount in earnings per share at the modification date and the increase in the dividend rate will be reflected in earnings per share as it is payable.

On March 20, 2009, we issued one share of our Series B Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”) to Ares in consideration of Ares’ issuance of three letters of credit with a one year term in an aggregate amount of $7,006 pursuant to our request under the Guarantee and Reimbursement Agreement dated March 2, 2009 among Stream and some of its subsidiaries and Ares. We accounted for this preferred stock issuance as a guarantee and recorded at fair value as an asset and will amortize over one year into interest expense. As of June 30, 2009, the Series B Preferred Stock is convertible at the option of Ares into 119 shares of our common stock at an initial conversion price of $6.00 per share, subject to adjustment for stock dividends, subdivisions, reclassifications, combinations or similar type events, and votes together with common stock, except on certain matters that affect the Series B Preferred Stock, in which case the Series B Preferred Stock votes as a separate class. The terms of the Series B Preferred Stock are similar to the terms of the Series A Preferred Stock except as follows:

Dividends. Holders of the Series B Preferred Stock will be entitled to receive dividends at a rate of 5% per annum, payable semi-annually in arrears every June 30 and December 31, commencing on June 30, 2009. An amount equal to the sum of all accrued but unpaid dividends is also payable upon a Fundamental Transaction that the holders of Series B Preferred Stock treat as a Liquidation Event (each as defined in the Certificate of Designations for the Series B Preferred Stock). Many of the events that would trigger a Fundamental Transaction are similar to those contained in the definition of Acceleration Event in the Certificate of Amendment. In 2009, we accrued dividends of $10 for the Series B Preferred Stock.

Conversion at our Option. Our ability to request conversion of the Series B Preferred Stock is similar to our conversion rights with respect to the Series A Preferred Stock, except that we may also seek conversion if a Fundamental Transaction occurs that the holders of Series B Preferred Stock do not treat as a Liquidation Event.

Redemption. Beginning on March 20, 2010, we may, at our option, redeem the Series B Preferred Stock for a cash purchase price equal to the Stated Value (which has the same definition as for the Series A Preferred Stock).

Note 7—Equipment and Fixtures, Net

Equipment and fixtures, net, consists of the following:

	June 30, 2009	December 31, 2008
Furniture and fixtures	$6,500	$6,221
Building improvements	19,388	10,820
Computer equipment	15,113	11,244
Software	3,397	2,266
Telecom and other equipment	20,394	16,651
Equipment and fixtures not yet placed in service	850	1,695

	65,642	48,897
Less: accumulated depreciation	(16,065)	(7,263)

	$49,577	$41,634

Depreciation and amortization expense consists of the following:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Three Months Ended June 30, 2008 Predecessor (“SHC”)
Depreciation	$4,578	$5	$3,870
Amortization	2,334	—	—

Total depreciation and amortization	$6,912	$5	$3,870

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Six Months Ended June 30, 2008 Predecessor (“SHC”)
Depreciation	$8,765	$9	$7,527
Amortization	4,812	—	—

Total depreciation and amortization	$13,577	$9	$7,527

During the second quarter the Company opened a new site in the Philippines.

Note 8—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consists of the following:

	June 30, 2009	December 31, 2008
Compensation related amounts	$16,636	$16,374
Vacation liabilities	11,767	10,091
Medical and dental liabilities	637	713
Employer taxes	1,255	2,838
Retirement plans	6,449	7,924
Other benefit related liabilities	2,093	2,395

	$38,837	$40,335

Note 9—Other Accrued Expenses and Other Liabilities

Other accrued expenses consists of the following:

	June 30, 2009	December 31, 2008
Liabilities for government grants	$125	$227
Value-added and sales taxes	498	674
Deferred underwriting fees	—	63
Professional fees	3,975	5,091
Accrued interest	540	324
Occupancy expense	1,762	1,451
Technology expense	2,717	2,275
Other accrued expenses	2,169	5,445

	$11,786	$15,550

Other liabilities consists of the following:

	June 30, 2009	December 31, 2008
Lease exit reserve	$—	$738
Deferred revenue	96	1,480
Market lease reserves	3,829	3,460
Other	379	448

Total current	$4,304	$6,126

	June 30, 2009	December 31, 2008
Deferred revenue	$18	$1,049
Deferred rent	672	183
Accrued income taxes	6,820	6,245
Market value lease reserves	7,134	8,910

Total long term	$14,644	$16,387

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

On January 8, 2009, we (as Guarantor) entered into the Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association, Steel City Capital Funding, LLC (as Term B Lender and as Term B Agent), PNC Capital Markets LLC (as Lead Arranger), SHC (as Borrowing Agent), and the other Loan Parties signatory thereto (as Loan Parties) (the “Amended Credit Agreement”).

The Amended Credit Agreement amended and restated the Credit Agreement and provides that the Term B Lenders (as defined in the Amended Credit Agreement) will extend the Borrowers (as defined in the Amended Credit Agreement) an aggregate principal amount of $25,000 which will be used to reduce the senior secured revolving credit facility from $100,000 to approximately $77,000 and to repay approximately $2,041 in outstanding loans made to certain Foreign Borrowers (as defined in the Amended Credit Agreement). This financing comprises (A) a senior secured revolving credit facility equal to the sum of (i) $75,000 and (ii) the sum of (a) $2,041 minus (b) an amount equal to (i) $82 multiplied by (ii) the number of months elapsed from January 8, 2009 to such date of determination (but in no event less than zero); (B) a Term Loan A (as defined in the Amended Credit Agreement) to the US Borrowers (as defined in the Amended Credit Agreement) in the aggregate principle amount of $4,531; and (C) Term B Loans (as defined in the Amended Credit Agreement) in the aggregate principal amount of $22,959. At June 30, 2009, the balance of the financing consisted of a senior secured domestic term loan of approximately $3,863, and a senior secured foreign term loan of approximately $2,041.

Borrowing availability under the senior secured revolving credit facility is based on, among other things, the Borrowers’ (as defined in the Amended Credit Agreement) eligible billed and unbilled accounts receivable. The financing facilities mature on July 30, 2011.

Outstanding balances under the revolving credit facility other than any loans under the Amortizing Availability (as defined in Amended Credit Agreement) will bear interest at either LIBOR plus a margin ranging from 300 to 350 basis points or at the base rate plus a margin ranging from 200 to 250 basis points. The Term Loan A (as defined in the Amended Credit Agreement) and Term B Loans under the Amortizing Availability will bear interest at LIBOR plus a margin ranging from 350 to 400 basis points or at the base rate plus a margin ranging from 250 to 300 basis points, and the Term B Loan (as defined in the Amended Credit Agreement) will bear interest at LIBOR plus a margin of 950 basis points (but in no event will the LIBOR rate be lower than 4%) or at the base rate plus a margin of 850 basis points (but in no event will the base rate be lower than 5%), in each case based on the fixed charge coverage ratio of SHC. The interest rate is subject to increase under additional circumstances. The balance outstanding under the prior credit facility and term loans continued as part of the new revolving credit and term debt facility except that part of the existing Term A Loan to us was refinanced with part of the new Term B Loans. The facility also requires compliance with certain financial covenants which are fully detailed in the Amended Credit Agreement. We are in compliance with the financial covenants as of June 30, 2009. The obligations of the Borrowers under the facility are secured by certain assets of the Borrowers and by certain assets of SHC.

Long-term borrowings consist of the following:

	June 30, 2009	December 31, 2008
Revolving line of credit	$45,481	$59,425
Term loans	29,141	6,789
Other	—	24

	74,622	66,238
Less: current portion	(1,693)	(2,614)

Long-term debt	$72,929	$63,624

Minimum principal payments on long-term debt subsequent to June 30, 2009 are as follows:

Total
2009	$1,693
2010	1,698
2011	71,231

Total	$74,622

PNC’s alternate base rate (5.0% at June 30, 2009) is the higher of the PNC’s base commercial lending rate or the Federal Funds Open Rate plus 0.5%. Interest is payable monthly on U.S. advances. Interest is payable on Eurodollar advances at the end of their one, two, three or six-month terms. For unused portions of the revolving line of credit, we pay a facility fee equal to 0.5% of the unused borrowing base.

Revolving credit advances are limited to the borrowing base. The borrowing base is 85% of eligible accounts receivable (foreign and domestic subject to certain limitations) and eligible unbilled revenues less the outstanding amount of letters of credit (approximately $1,844 at June 30, 2009), various other reserves, and any outstanding advances under the revolving line of credit. In connection with the financing we capitalized $981 of new fees associated with the debt financing. This amount was being amortized over the life of the facility.

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

Also on March 2, 2009, the Stream Entities entered into the Guarantee and Reimbursement Agreement, with Ares (the “Reimbursement Agreement”). Under the Reimbursement Agreement, the Stream Entities may request that Ares or one or more of its affiliates (together with Ares the “Ares Guarantors”) provide certain letters of credit, guarantees or other form of credit to support obligations of the Stream Entities in order to create additional Undrawn Availability under the Amended Credit Agreement. Upon the written request of one of the Stream Entities, an Ares Guarantor may, in its discretion, provide, or cause a financial institution or other entity to provide, such letters of credit or guarantee or otherwise backstop (each of the foregoing, an “LC Guarantee”) obligations of the Stream Entities under one or more existing letters of credit for the benefit of one or more of the Stream Entities; provided, that such LC Guarantees are subject to certain limitations described in the Reimbursement Agreement, including that the obligations (whether fixed or contingent) of the Ares Guarantors under the LC Guarantees shall not exceed $10,000 in the aggregate under any circumstance whatsoever and that each LC Guarantee shall continue in full force and effect for a term of twelve months from its issuance; provided further, that such LC Guarantee may not extend to a date later than the twelve month anniversary of the first date on which Ares consents to an LC Guarantee under the Reimbursement Agreement, subject to certain exceptions. Each of the Stream Entities agreed to reimburse the Ares Guarantors for any and all amounts drawn or paid under the LC Guarantees, or otherwise payable by the Ares Guarantors in connection with such LC Guarantees (collectively, the “Reimbursement Obligations”) which Reimbursement Obligations shall be subject to interest accruing at 5% per annum or 7% per annum if payment is not timely made. The rights granted to the Ares Guarantors under the Reimbursement Agreement are subject to the Subordination Agreement (as described below).

Upon the delivery and effectiveness of an LC Guarantee, we agreed to issue to Ares or other Ares Guarantors a number of shares (the “Shares”) of our Series B Preferred Stock equal to (i) 1 share multiplied by (ii) (a) the aggregate maximum amount which may be drawn or paid under such LC Guarantee with respect to the Letter(s) of Credit supported by such LC Guarantee divided by (b) $10,000, with any fractional shares being rounded up to the nearest whole share ; provided, that, subject to certain exceptions in no event shall the aggregate number of Shares issued exceed 1. As security for their obligations under the Reimbursement Agreement, each of the Stream Entities (other than SGS) granted to Ares (on behalf of itself and for the ratable benefit of the other Ares Guarantors) a continuing security interest in substantially all of its right, title and interest in, to and under the Collateral (as defined in the Reimbursement Agreement). The rights granted to the Ares Guarantors under the Reimbursement Agreement are subject to the Subordination Agreement (described below). We accounted for this preferred stock issuance as a guarantee and recorded at fair value as an asset that will amortize over one year into interest expense.

On March 18, 2009, in response to our request under the Reimbursement Agreement, Ares issued three letters of credit in an aggregate amount of $7,006, and we issued less than 1 share of Series B Preferred Stock to Ares in consideration of such letters of credit.

On March 2, 2009, we entered into the Subordination and Intercreditor Agreement with PNC (as Agent), Steel City Capital Funding, LLC, (as agent for Term B Lenders and as Term B Agent), Ares and the other Loan Parties signatory thereto (as Loan Parties) (the “Subordination Agreement”). Pursuant to the Subordination Agreement, the obligations of the Stream Entities under the Reimbursement Agreement, and the liens granted therein, are junior and subordinate to the obligations of the Stream Entities under, and to liens granted in connection with, the Amended Credit Agreement.

The credit facility also places limits on the amounts of annual capital expenditures and incremental operating lease obligations which can be entered into in any year, establishes dividend restrictions and limits payments to affiliates, as defined. At June 30, 2009, we had $1,895 of undrawn availability under the credit facility.

We had $7.0 million LC Guarantees outstanding at June 30, 2009 and zero at December 31, 2008.

We have $180 and $160 of restricted cash as of June 30, 2009 and December 31, 2008.

Note 11—Income Taxes

Our projected effective tax rate for 2009 is 71%. This varies from the federal rate due to unbenefited U.S. losses.

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

As of June 30, 2009 and December 31, 2008, the liability for unrecognized tax benefits (including interest and penalties) was $7,338 and $6,778 of which $6,819 and $6,245 was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is approximately $1,074 of unbenefited tax losses, which would be realized if the related uncertain tax positions were settled. As of January 1, 2009, we had reserved $1,958 for accrued interest and penalties, which had increased to $2,188 as at June 30, 2009 and is included in the $7,338 liability. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. The total amount of net unrealized tax benefits that would affect the income tax expense, if ever recognized in our consolidated financial statements is $6,264. This amount includes interest and penalties of $2,188. Within the next 12 months it is reasonably expected that a decrease in the liability for uncertain tax benefits of between $850 and $1,200, including penalties and interest of between $320 and $520 will occur as a result of audit settlements. During the year a reduction of $850, including interest and penalties of $240, in the liability for uncertain tax benefits due to the expiration of statute of limitations are expected to occur.

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

During the six months ended June 30, 2009, we granted options to purchase 700 shares of our common stock to our employees with an exercise price of $6.00 per share, representing a premium to the fair value of the underlying common stock at the date of grant. Generally, options vest over a five year period, however, acceleration of vesting in 2009 is possible if we achieve certain earnings targets during the 2009 fiscal year that would accelerate between six and twelve months of vesting. At June 30, 2009, 292 of the stock option grants were vested.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the three and six months ended June 30, 2009:

	Three months ended June 30, 2009	Six months ended June 30, 2009
Option term (years)	6.375	6.375
Volatility	43%	43%
Risk-free interest rate	2.16-2.83%	1.91-2.83%
Dividend yield	0%	0%
Weighted-average grant date fair value per option granted	$1.35	$1.23

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

Stock options under the Plan during three months ended June 30, 2009 were as follows:

	Number of shares underlying outstanding options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2008	3,210	$6.00	9.74
Granted	700	6.00	—
Exercised	—	—	—
Forfeited or canceled	(777)	6.00	—

Outstanding at June 30, 2009	3,133	$6.00	9.35

We have stock options to purchase 292 shares of our common stock exercisable at June 30, 2009.

For the three and six months ended June 30, 2009, we recognized net stock compensation expense of $79 and $237 for the stock options in the table above. There was zero expense in either period in 2008.

As of June 30, 2009, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of the shares of exercisable stock at that time was zero. The intrinsic value of options exercised for the three and six months ended June 30, 2009 and 2008 was zero.

As of June 30, 2009 and December 31, 2008, there was $2,447 and $1,312, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.5 years from issue date.

Restricted stock award activity during the year ended June 30, 2009 was as follows:

	Number of Shares	Weighted average Grant-Date Fair Value
Outstanding December 31, 2008	92	$7.85
Granted	—	—
Vested	(11)	7.85
Forfeited	(12)	7.85

Outstanding June 30, 2009	69	$7.85

For the three and six months ended June 30, 2009, we recognized net compensation expense of $43 and $89 for the restricted stock awards. For the same periods in 2008 we recognized zero compensation expense. Restricted stock awards vest quarterly over four years on a straight line basis.

Note 13—Geographic Operations and Concentrations

We operate in one operating segment, but provide services primarily in two regions: “Americas”, which includes United States, Canada, Philippines, India, Costa Rica, Dominican Republic and El Salvador; and “EMEA”, which includes Europe, Middle East, and Africa.

The following table presents geographic information regarding our operations:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Three Months Ended June 30, 2008 Predecessor (“SHC”)
Revenues
Americas	$73,735	$—	$66,974
EMEA	51,935	—	61,740

	$125,670	$—	$128,714

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Six Months Ended June 30, 2008 Predecessor (“SHC”)
Revenues
Americas	$155,522	$—	$146,881
EMEA	105,762	—	122,205

	$261,284	$—	$269,086

	June 30, 2009	December 31, 2008
Total assets:
Americas	$266,335	$259,432
EMEA	71,473	70,513

	$337,808	$329,945

We derive significant revenues from three clients. At June 30, 2009, two of our largest clients are global computer companies and the other client is a communications content provider.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Three Months Ended June 30, 2008 Predecessor (“SHC”)
Customer A	19%	—	14%
Customer B	15%	—	17%
Customer C	11%	—	11%

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Six Months Ended June 30, 2008 Predecessor (“SHC”)
Customer A	19%	—	14%
Customer B	15%	—	17%
Customer C	11%	—	11%

Related accounts receivable from these three clients were 27%, 14% and 9%, respectively, of our total accounts receivable at June 30, 2009.

Note 14—Subsequent events

We have evaluated subsequent events through the date of filing the financial statements which is August 5, 2009, and no events, other than what has been disclosed above, has occurred from the balance sheet date through that date that would impact the consolidated financial statements.

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

Overview

Stream Global Services, Inc. (“Stream”, or “SGS”) was incorporated under the laws of the State of Delaware on June 26, 2007. We were formed as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination with one or more domestic or international operating businesses.

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

In August 2008, we issued and sold 150,000 shares of our Series A Convertible Preferred Stock, $0.001 par value per share, or the Series A Preferred Stock, in a private placement with Ares Corporate Opportunities Fund II, L.P., or Ares, for an aggregate purchase price of $150.0 million, and our founders also sold their 7,500,000 warrants to Ares. Also in August 2008, we commenced a self-tender offer to purchase up to 20,757,000 shares of our common stock at a purchase price of $8.00 per share. In September 2008, we closed the self-tender and accepted for purchase 20,757,000 shares of our common stock, for a total cost of approximately $166.0 million, excluding fees and expenses related to the offer. In the second quarter of 2009, we repurchased 10,728,382 of our publicly-traded warrants for $2.1 million at market prices.

We are a global provider of premium customer relationship management, or CRM, and other business process outsourcing, or BPO, services to companies in the technology, software, consumer electronics and communications industries. Our CRM solutions encompass a wide range of telephone, e-mail and internet based services and technical support programs designed to maximize the long-term value of the relationships between our clients and their customers, or end-users. Technical support programs include technical troubleshooting (including game support), hardware and warranty support, win-back programs, hosted services, data management, telecommunications services and professional services. Customer service programs consist of activities such as sales, customer setup/activations, up-sell or cross-sell programs, revenue generation, customer billing inquiries and customer retention initiatives. We work closely with our clients to design and implement large-scale, tailored CRM programs that provide comprehensive solutions to their specific business needs. We deliver services from our 35 service centers in 20 countries. As of June 30, 2009, we had approximately 16,000 employees providing services to our client’s customers and administrative services throughout our business.

We are subject to quarterly fluctuations in our revenues and earnings, based on the timing of new and expiring client programs and seasonality in certain client programs. From time to time clients seek to shift their CRM programs to lower cost providers and geographies, which may interrupt or decrease our results of operations as we seek to shift personnel and other resources to the CRM and other BPO services provided to our higher margin clients.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated condensed financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires the appropriate application of accounting policies, many of which require management to make estimates and assumptions about future events and their impact on amounts reported in our consolidated condensed financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results may differ from estimates. Such differences may be material to the consolidated condensed financial statements.

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

Stock-Based Compensation

At June 30, 2009, we had a stock-based compensation plan for employees and directors.

We adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment at our inception. For share-based payments, the fair value of each grant, including both the time-based grants and the performance-based grants, is estimated on the date of grant using the Black-Scholes-Merton option valuation model and assumes the performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any previously recognized cost is reversed. Stock compensation expense is recognized on a straight-line basis over the vesting term, net of an estimated future forfeiture rate. The forfeiture rate assumption 19.5% as of June 30, 2009) is based on the predecessor’s historical experience.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not currently expect the adoption of SFAS 162 to have a material effect on our financial position, results of operations, or cash flows.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (SFAS 165). SFAS 165 intends to establish general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of SFAS 165 will not have significant impacts on its financial position, results of operations or cash flows.

Pro Forma and Adjusted Pro Forma Financial Information

The acquisition of SHC was our first business combination and, accordingly, we do not believe a historical comparison of the results of operations and cash flows for the three and six months ended June 30, 2009 compared to June 30, 2008 is beneficial to our stockholders. In order to assist readers to better understand the changes in our business between the periods ended June 30, 2009 and 2008, we are presenting the management’s discussion and analysis section below on the pro forma results of operations for SGS and

SHC for the three and six months ended June 30, 2009 and 2008 as if the acquisition of SHC occurred on January 1, 2008. We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of SHC for the three and six months ended June 30, 2008 and (ii) our consolidated financial statements for the three and six months ended June 30, 2009 and 2008. We are presenting the pro forma information in order to provide a more meaningful comparison of our operating results with prior periods. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of SHC. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable and provide useful information to the reader of this section. The pro forma adjustments include adjustments for interest expense, reversal of interest income for SGS, amortization of intangible assets, transaction costs, depreciation expense for assets written up and market lease amortization.

The following are actual unaudited results of operations for the three and six months ended June 30, 2009 and pro forma unaudited results for the three and six months ended June 30, 2008 assuming the acquisition of SHC occurred on January 1, 2008:

Stream Global Services, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	Pro Forma 2008	2009	Pro Forma 2008
Revenue	$125,670	$128,714	$261,284	$269,086
Direct cost of revenue	73,405	83,587	152,019	174,498

Gross profit	52,265	45,127	109,265	94,588

Operating expenses:
Selling, general and administrative expenses	42,097	39,532	85,394	81,577
Stock based compensation expense	120	145	324	290
Depreciation and amortization expense	6,912	5,747	13,577	11,281

Total operating expenses	49,129	45,424	99,295	93,148

Income (loss) from operations	3,136	(297)	9,970	1,440

Other (income) expenses, net:
Foreign currency transaction loss (gain)	1,314	(566)	462	(1,765)
Other (income) expense, net	2	2,273	8	2,876
Interest expense, net	2,143	2,045	5,039	4,174

Total other (income) expenses, net	3,459	3,752	5,509	5,285

Income (loss) before provision for income taxes	(323)	(4,049)	4,461	(3,845)
Provision for Income taxes	2,242	2,806	5,328	5,738

Net income (loss)	$(2,565)	$(6,855)	$(867)	$(9,583)

Amounts as a percentage of revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Direct cost of revenue	58.4	64.9	58.2	64.9

Gross profit	41.6	35.1	41.8	35.1

Operating expenses:
Selling, general and administrative expenses	33.5	30.7	32.7	30.3
Stock-based compensation expense	0.1	0.1	0.1	0.1
Depreciation and amortization expense	5.5	4.4	5.2	4.2

Total operating expenses	39.1	35.2	38.0	34.6

Income (loss) from operations	2.5	(0.1)	3.8	0.5

Other (income) expenses, net:
Foreign currency transaction loss (gain)	1.0	(0.4)	0.2	(0.7)
Other (income) expense, net	0.0	1.8	0.0	1.1
Interest expense, net	1.7	1.6	1.9	1.5

Total other (income) expenses, net	2.7	3.0	2.1	1.9

Income (loss) before provision for income taxes	(0.2)	(3.1)	1.7	(1.4)
Provision for Income taxes	1.8	2.2	2.0	2.1

Net income (loss)	(2.0)%	(5.3)%	(0.3)%%	(3.5)%

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

Results of Operations

Three months ended June 30, 2009 compared with pro forma three months ended June 30, 2008

Revenues. Revenues decreased $3.0 million, or 2.4%, to $125.7 million for the three months ended June 30, 2009, compared to $128.7 million for the three months ended June 30, 2008.

Revenues for services performed in our U.S. and Canada service centers decreased $3.6 million, or 6.7%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, as a result of customer losses, representing approximately $4.3 million of revenues in the three months ended June 30, 2008, that occurred prior to our acquisition of SHC on July 31, 2008 offset by clients acquired post acquisition. Revenues for services performed in European service centers decreased $11.1 million, or 19.3%. This decrease is attributable to decreased volumes from lost clients and decreased pricing totaling $3.6 million that occurred prior to the acquisition on July 31, 2008, coupled with the effect of a lower Euro value relative to the U.S. dollar in 2009 as compared to 2008. Revenues for services performed in offshore service centers in Philippines, India, El Salvador, Costa Rica, the Dominican

Republic and Tunisia increased $11.7 million, or 66.2%, due to additional volume from existing and new clients plus the effect of a full quarter of operations in our El Salvador site, which we acquired in October 2008. Revenues in our offshore service centers represented 23.3% of consolidated revenues for the three months ended June 30, 2009, compared to 13.7% in the same period in 2008. Over the past several months we have sold several new contracts in various segments such as telecommunications, software and computing and have expanded our business with certain existing clients that will ramp during the second half of 2009. We expect to experience the effect of increased revenues and costs associated with these ramps primarily in the second half of 2009.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) decreased $10.2 million, or 12.2%, to $73.4 million for the three months ended June 30, 2009, compared to $83.6 million for the three months ended June 30, 2008. This decrease is primarily attributable to decreased labor costs of $9.9 million or 12.5%. Our labor costs decreased due to an effort to improve the performance of our operations by eliminating unnecessary positions and better utilizing existing service professionals.

Gross Profit. Gross profit increased $7.1 million, or 15.9%, to $52.3 million for the three months ended June 30, 2009 from $45.1 million for the three months ended June 30, 2008. Gross profit as a percentage of revenue increased from 35.2% to 41.6%. Gross profit percentage increased primarily due to increased revenue in offshore locations and stronger management of our costs in connection with services performed by focusing on key operating metrics such as average handle time, utilization, productivity and attrition of our service professionals. We expect to ramp a significant number of new clients in the second half of 2009. As a result we will incur and expense various costs related to these ramps for recruiting, training, infrastructure and technology expenses and lower productivity in the initial phase of the contract. We expect that our gross profit percentage of revenues may be lower in the second half of 2009.

Operating Expenses. Operating expenses increased $3.7 million, or 8.2%, to $49.1 million for the three months ended June 30, 2009, compared to $45.4 million for the three months ended June 30, 2008, primarily due to an increase in selling, general and administrative expense, which grew from $39.5 million to $42.1 million, or 6.5%. Depreciation and amortization increased $1.2 million as a result of additions to equipment and fixtures totaling $28.5 million including capital leases during the twelve months ended June 30, 2009. The additions to equipment and fixtures were to support new business, open new service centers in locations like the Philippines, Tunisia, Egypt and El Salvador and maintain and upgrade our technology infrastructure and applications. Amortization increased due to our acquisition of the El Salvador operations in October 2008. Operating expenses as a percentage of revenues increased to 39.1% for the three months ended June 30, 2009 compared to 35.2% for the three months ended June 30, 2008.

Other (Income) Expenses, Net. Other (income) expenses, net decreased $0.3 million, or 7.8%, to $3.5 million for the three months ended June 30, 2009, compared to $3.8 million for the three months ended June 30, 2008. This increase is primarily due to a foreign currency loss in the three months ended June 30, 2009 of $1.3 million as compared to a foreign currency gain of $0.6 million in the three months ended June 30, 2008 offset by other loss in the three months ended June 30, 2008 of $2.3 million.

Provision for Income Taxes. Income taxes decreased $0.6 million, or 20.1%, to $2.2 million for the three months ended June 30, 2009 compared to $2.8 million for the three months ended June 30, 2008. Foreign tax expense comprised $2.1 million and $2.8 million for the three months ended June 30, 2009 and 2008 and the effective foreign tax rate decreased from 38.1% to 21.2%. We operate in a number of countries outside the U.S. that are generally taxed at lower rates and this can have a significant impact on the effective tax rate.

Net Income (Loss). Net loss for the three months ended June 30, 2009 was $2.6 million as compared to a net loss for the three months ended June 30, 2008 of $6.9 million. This increase is primarily due to increased gross margins offset by increased operating expenses.

Six months ended June 30, 2009 compared with pro forma six months ended June 30, 2008

Revenues. Revenues decreased $7.8 million, or 2.9%, to $261.3 million for the six months ended June 30, 2009, compared to $269.1 million for the six months ended June 30, 2008. The decrease is primarily attributable to three clients that terminated or reduced their contracts with us during the six months ended June 30, 2008 and before the acquisition date of July 31, 2008.

Revenues for services performed in our U.S. and Canada service centers decreased $11.3 million, or 9.5%, for the six months ended June 30, 2009, as a result of customer losses, representing approximately $15.6 million of revenues in the six months ended June 30, 2009, that occurred prior to our acquisition of SHC on July 31, 2008 offset by clients acquired post acquisition. Revenues for services performed in European service centers decreased $19.2 million, or 16.8%. The majority of this decrease is attributable to decreased volumes from lost clients and decreased pricing totaling $7.3 million that occurred prior to the acquisition on July 31, 2008, coupled with the effect of a lower Euro value relative to the U.S. dollar in 2009 as compared to 2008. Revenues for services performed in offshore service centers in Philippines, India, El Salvador, Costa Rica, the Dominican Republic and Tunisia increased $22.6 million, or 62.2%, due to additional volume from existing and new clients plus the effect of a full quarter of operations in our El Salvador site, which we acquired in October 2008. Revenues in our offshore service centers represented 22.6% of consolidated revenues for the six months ended June 30, 2009, compared to 13.5% in the same period in 2008. Over the past several months we have sold several new contracts in various segments such as telecommunications, software and computing and have expanded our business with certain existing clients that will begin to ramp during the second half of 2009. We expect to experience the effect of increased revenues and costs associated with these ramps primarily in the second half of 2009.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) decreased $22.5 million, or 12.9%, to $152.0 million for the six months ended June 30, 2009, compared to $174.5 million for the six months ended June 30, 2008. This decrease is primarily attributable to decreased labor costs of $21.9 million or 13.1%. Our labor costs decreased due to an effort to improve the performance of our operations by eliminating unnecessary positions and better utilizing existing service professionals.

Gross Profit. Gross profit increased $14.7 million, or 15.5%, to $109.3 million for the six months ended June 30, 2009 from $94.6 million for the six months ended June 30, 2008. Gross profit as a percentage of revenue increased from 35.2% to 41.8%. Gross profit percentage increased primarily due to increased revenue in offshore locations and stronger management of our costs in connection with services performed by focusing on key operating metrics such as average handle time, utilization, productivity and attrition of our service professionals. We expect to ramp a significant number of new clients in the second half of 2009. As a result we will incur and expense various costs related to these ramps for recruiting, training, infrastructure and technology expenses and lower productivity in the initial phase of the contract. As a result we expect that our gross profit percentage of revenues may be lower in the second half of 2009.

Operating Expenses. Operating expenses increased $6.1 million, or 6.6%, to $99.3 million for the six months ended June 30, 2009, compared to $93.1 million for the six months ended June 30, 2008, primarily due to an increase in selling, general and administrative expense, which grew from $81.6 million to $85.4 million, or 4.7%. Depreciation and amortization increased $2.3 million as a result of additions to equipment and fixtures totaling $28.5 million including capital leases during the twelve months ended June 30, 2009. The additions to equipment and fixtures were to support new business, open new service centers in locations like the Philippines, Tunisia, Egypt and El Salvador and maintain and upgrade our technology infrastructure and applications. Amortization increased due to our acquisition of the El Salvador operations in October 2008. Operating expenses as a percentage of revenues increased to 38.0% for the six months ended June 30, 2009 compared to 34.6% for the six months ended June 30, 2008.

Other (Income) Expenses, Net. Other (income) expenses, net increased $0.2 million, or 4.2%, to $5.5 million for the six months ended June 30, 2009, compared to $5.3 million for the six months ended June 30, 2008. This increase is primarily due to a foreign currency loss in the six months ended June 30, 2009 of $0.5 million as compared to a foreign currency gain of $1.8 million in the six months ended June 30, 2008 offset by other loss in the three months ended June 30, 2008 of $2.8 million

Provision for Income Taxes. Income taxes decreased $0.4 million, or 7.1% to $5.3 million for the six months ended June 30, 2009 compared to $5.7 million for the six months ended June 30, 2008. Foreign tax expense comprised $5.0 million and $5.7 million for the six months ended June 30, 2009 and 2008 and the effective foreign tax rate decreased from 38.1% to 26.6%. We operate in a number of countries outside the U.S. that are generally taxed at lower rates and this can have a significant impact on the effective tax rate.

Net Income (Loss). Net loss for the six months ended June 30, 2009 was $0.9 million as compared to a net loss for the six months ended June 30, 2008 of $9.6 million. This increase is primarily due to increased gross margins offset by increased operating expenses.

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

We made capital expenditures of $16.6 million (including $5.9 million capital leases) in the six months ended June 30, 2009 as compared to $5.2 million in the six months ended June 30, 2008 for SHC. We expect to continue to make capital expenditures to build new service centers in the Philippines, Brazil, China, Japan and Tunisia, to meet new contract requirements and future business opportunities and maintain and upgrade our technology. We expect to continue to expand into new facilities in 2009 such as in the Philippines, Egypt, Tunisia, China, and South and Latin America. We also expect to invest in technology initiatives such as ‘At Home Agents,” unified communications and enabling technology, business continuity and data security, web based solutions and applications and distributed collaboration networking. The convergence of voice and data as well as the demand for real time diagnostics and analytics by our clients are requiring us to make substantial future investments in technology and solutions that will require additional capital investments. During the second quarter of 2009, we settled a dispute related to our Indian subsidiaries related to a preacquisition contingency totaling $5.5 million in cash. During the second quarter of 2009, we repurchased in privately negotiated transactions 10,728,382 of our publicly traded warrants in private transactions for $2.1 million in cash.

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

The Amended Credit Agreement amends and restates the Fourth Amended and Restated Revolving Credit Facility with PNC entered into in July 2008 and as further amended. The Amended Credit Agreement provides that the Term B Lenders (as defined in the Amended Credit Agreement) will extend the Borrowers (as defined in the Amended Credit Agreement) an aggregate principal amount of $25.0 million which will be used to reduce the senior secured revolving credit facility from $100.0 million to approximately $77.0 million and to repay approximately $2.0 million in outstanding loans made to certain Foreign Borrowers (as defined in the Amended Credit Agreement). This financing comprises (A) a senior secured revolving credit facility equal to the sum of (i) $75.0 million and (ii) the sum of (a) $2.0 million minus (b) an amount equal to (i) $82,000 multiplied by (ii) the number of months elapsed from January 8, 2009 to such date of determination (but in no event less than zero); (B) a Term Loan A (as defined in the Amended Credit Agreement) to the US Borrowers (as defined in the Amended Credit Agreement) in the aggregate principle amount of $4.5 million; and (C) Term B Loans (as defined in the Amended Credit Agreement) in the aggregate principal amount of $25.0 million.

Borrowing availability under the senior secured revolving credit facility is based on, among other things, the Borrowers’ (as defined in the Amended Credit Agreement) eligible billed and unbilled accounts receivable. The financing facilities mature on July 30, 2011.

Outstanding balances under the revolving credit facility other than any loans under the Amortizing Availability (as defined in Amended Credit Agreement) will bear interest at either LIBOR plus a margin ranging from 300 to 350 basis points or at the base rate plus a margin ranging from 200 to 250 basis points. The Term Loan A (as defined in the Amended Credit Agreement) and Term B Loans under the Amortizing Availability will bear interest at LIBOR plus a margin ranging from 350 to 400 basis points or at the base rate plus a margin ranging from 250 to 300 basis points, and the Term B Loan (as defined in the Amended Credit Agreement) will bear interest at LIBOR plus a margin of 950 basis points (but in no event will the LIBOR rate be lower than 4%) or at the base rate plus a margin of 850 basis points (but in no event will the base rate be lower than 5%), in each case based on the fixed charge coverage ratio of SHC. The interest rate is subject to increase under additional circumstances. The balance outstanding under the prior credit facility and term loans continued as part of the new revolving credit and term debt facility except that part of the existing Term A Loan to us was refinanced with part of the new Term B Loans. The facility also requires compliance with certain financial covenants which are fully detailed in the Amended Credit Agreement. At June 30, 2009, we were in compliance with these covenants. The obligations of the Borrowers under the facility are secured by certain assets of the Borrowers and by certain assets of SHC. The guarantee provided by us is unsecured.

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

On March 18, 2009, in response to a request by Stream under the Reimbursement Agreement, Ares issued three one year letters of credit in an aggregate amount of $7.0 million, and we issued 702 shares of Series B Preferred Stock to Ares in consideration of such letters of credit.

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

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of June 30, 2009, we had approximately $1.8 million of these letters of credit in place under our Amended Credit Agreement and approximately $7.0 million of letters of credit under the Reimbursement Agreement with Ares described above in this Liquidity and Capital Resources section.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments bear interest at variable rates, including capital leases. At June 30, 2009, we had outstanding borrowings under variable debt agreements that totaled approximately $74.3 million. A hypothetical 1.0% increase in the interest rate would have increased interest expense by approximately $0.5 million and would have decreased annual cash flow by a comparable amount; however, actual effects might differ materially from this hypothetical analysis. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

There were no outstanding interest rate swaps covering interest rate exposure at June 30, 2009.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using our service centers in Canada, India, the Dominican Republic, El Salvador and Costa Rica. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in the local currency of the country in which the contracts are serviced which creates foreign exchange exposure. We expect to begin incurring costs in the Philippine peso in 2009. We are evaluating our hedging strategy related to the peso. Given the significance of our foreign operations and the potential volatility of the Canadian dollar and Indian rupee versus the U.S. dollar, we use forward purchases of Canadian dollars and Indian rupees to minimize the impact of currency fluctuations. As of June 30, 2009, we had entered into forward contracts with two financial institutions to acquire a total of 24.0 million in Canadian dollars at prices ranging from .8114 to .9282 USD/CAD and 120 million in Indian Rupees at prices ranging from .0196 to .0197 USD/INR, each of which settle in less than 180 days.

Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.

Changes in market rates may impact the banks’ LIBOR rate or prime rate. For instance, if either the LIBOR or prime rate were to increase or decrease by 1.0%, our annual interest expense would change by approximately $0.5 million based upon the amounts outstanding as of June 30, 2009; however, actual effects might differ materially from this hypothetical analysis.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ended June 30, 2009 we had a net loss of $0.9 million. On a pro forma combined consolidated basis, SGS and SHC had a net loss of $11.7 million and $14.7 million for the fiscal years ended December 31, 2008 and 2007, respectively. We may continue to incur reported losses for the foreseeable future. To support growth we have increased our spending levels on sales, operations and administration and our investments in new solution centers and technology. As a result, we will need to continue to increase revenues or profit margins to achieve profitability. If our revenues or gross margins do not increase to support the higher levels of operating expenses and if new service offerings are not successful, our business, results of operations and financial condition will be materially and adversely affected.

A substantial portion of our revenue is generated from a limited number of clients, and the loss of one or more of these clients would materially reduce our revenue and cash flow and adversely affect our business.

We have derived and believe that we will continue to derive in the near term most of our revenue from a few major clients. Two of our largest clients are global computer companies, and the other client is a communications content provider. Revenues from these three clients comprised 19%, 15% and 11%, respectively, of our revenues for the six months ended June 30, 2009. Although we generally enter into long-term contracts with our clients, our contracts generally allow our clients to terminate earlier. There can be no assurance that we will be able to retain these major clients or that, if we were to lose one or more of our major clients, we would be able to replace such clients with clients that generate a comparable amount of revenues. A number of factors could cause us to lose business or revenue from a client, and some of these factors are not predictable and are beyond our control. For example, a client may demand price reductions, change its outsourcing strategy, move work in-house or reduce previously forecasted demand. In addition, the volume of work we perform for specific clients may vary from year to year. In most cases, if a client terminates its contract with us or does not meet its forecasted demand, we have no contractual recourse even if we have hired and trained service professionals to provide services to the client. Thus, a major client in one year may not provide the same level of revenue in any subsequent year. Consequently, the loss of one or more of our major clients, or the inability to generate anticipated revenues from them, would have a material adverse effect on our business, results of operations and financial condition. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of clients and any revenue growth will depend on our success selling additional services to our large clients and expanding our client base.

Our revenue is highly dependent on a few industries and any decrease in demand for outsourced business processes in these industries could reduce our revenue and seriously harm our business.

Most of our clients are concentrated in the technology, computing, software consumer product and communications industries. The success of our business largely depends on continued demand for our services from clients in these industries, as well as on trends in these industries to outsource business processes on a global basis. A downturn in any of the industries we serve, a slowdown or reversal of the trend to outsource business processes in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing could result in a decrease in the demand for our services, which in turn could materially harm our business, results of operations and financial condition. The current global recession has negatively affected the business of many of our clients. This may in turn have a negative impact on our business due to lower volumes or pricing pressures.

Other developments may also lead to a decline in the demand for our services in these industries. For example, the industries we primarily serve, particularly the communications industry, have experienced a significant level of consolidation in recent years. Consolidation in any of these industries or acquisitions, particularly involving our clients, may decrease the potential number of buyers of our services. Furthermore, many of our existing and new clients have begun or plan to consolidate or reduce the number of service providers that they use for various services in various geographies. To the extent that we are not successful in becoming the recipient of the consolidation of services by these clients our business and revenues will suffer. Any significant reduction in, or the elimination of, the use of the services we provide within any of these industries would reduce our revenue and cause our profitability to decline. Our clients may experience rapid changes in their prospects, substantial price competition and pressure on their results of operations. This may result in increasing pressure on us from clients in these key industries to lower our prices, which could negatively affect our business, results of operations and financial condition.

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

We have incurred debt in connection with the acquisition of SHC. In addition, we have historically needed financing to support growth in our business. Although we believe that we have adequate financing to support our current internal initiatives, there can be no assurance that we will continue to have adequate financing to do so. We believe that the current access to new debt markets in the United States is limited due to the volatility in the global financial markets and the current economic recession. In addition, there can be no assurance that we will be in compliance with the terms of our credit facility during the course of 2009 and beyond. If we are not, our bank lenders may require that we immediately repay all amounts outstanding, which we may be unable to do, or may impose additional terms and conditions or higher pricing upon us that may reduce our future profitability and liquidity. If that occurs, there can be no assurance that we will be able to obtain additional debt or equity financing on terms that would be acceptable to us.

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

These executives, including our Chairman and Chief Executive Officer, Scott Murray, are critical to our future success. If we are unable to enforce the provisions of these employment contracts and these executives choose to compete with us, we may suffer material harm in our ability to generate future revenue and profitability. The loss of one or more of these key employees or failure to recruit, hire, train and retain other highly qualified personnel in the future could have a material adverse effect on our business, results of operations and financial condition.

Our business may be impacted by the performance of our clients.

The current economic environment and global recession is having a negative impact on the revenue of many of our clients. Our revenue and call volume is often highly correlated with units sold, renewals from our clients’ customers, and revenue of our clients. In addition, many of our clients are seeking to consolidate their current group of multiple service providers to a smaller more manageable group that is able to provide integrated service offerings on a global basis. In some cases we do not currently offer or have service locations in those geographic locations where our clients are seeking services. Our ability to sustain growth and our profitability in the current environment is very dependent upon our ability to maintain and/or gain a greater share of the business within our current clients, and to attract new clients. There can be no assurance that we will be able to do so in the future. Moreover, we are exposed to additional risks related to our customers’ ability to pay and the non-payment of our accounts receivables. The economic slowdown, coupled with tightened credit availability, could adversely affect our customers’ liquidity and cause them to delay or reduce their payments to us. Such delays or reductions or the non-payment by our customers of receivables owed to us may require us to incur a bad debt expense. To the extent that one of our major clients should file for bankruptcy protection or otherwise fail, it could have a material effect on our future business, results of operations and financial condition. In the event that some of our service centers do not receive sufficient call volume in the future we may be required to close them and relocate business in other centers. This would require substantial employee severance and re-organization costs.

We may not be able to achieve incremental revenue growth or increased profitability.

Our strategy calls for us to achieve incremental revenue growth and increased profitability through initiatives, such as opening new off shore service locations in places like China, Eastern Europe, Egypt, Russia, Japan, South Africa and South America, the addition or expansion of services, such as sales services, warranty services, credit and collection services, data management and hosting, and language translation and interpretation services, the introduction of front-end technology-driven service solutions for self-help, home-shoring of agents and other technology driven solutions, and operational improvements in areas such as employee attrition, site capacity utilization, centralization of certain administrative services, productivity rates, use of technology and other operating metrics. However, there can be no assurance that we will not encounter difficulties or delays in implementing these initiatives, and any such difficulties or delays would adversely affect our future operating results.

We may not be able to manage our growth effectively, which could adversely affect our results of operations.

SHC has experienced rapid growth over the past several years, and we anticipate future expansion. With such expansion, we may not be able to continue to effectively manage our operations. Management of a rapidly growing business depends on a number of factors, including our ability to (i) initiate, develop and maintain client relationships and marketing operations, (ii) recruit, motivate and retain qualified management and hourly personnel, (iii) rapidly identify, acquire or lease suitable service center facilities on acceptable terms and complete build-outs of such facilities in a timely and economic fashion, (iv) maintain the quality of the services and products that we provide to our clients, and (v) deploy appropriate technology. We expect that rapid growth will continue to place a significant strain on our management, operations, employees and resources. There can be no assurance that we will be able to effectively manage our expanding operations or achieve planned growth on a timely or profitable basis. If we are unable to manage our business effectively, our business, results of operations and financial condition would be materially adversely affected.

Our success may be affected by our ability to complete and integrate new service centers on a timely and cost effective basis.

We are actively pursuing a growth strategy of opening new service centers, including our recent establishment of service centers in Denmark, El Salvador, the Philippines, Egypt and Tunisia. Some of our new service centers are or may be located in jurisdictions like China, Eastern Europe, Russia, Japan, South Africa and South America where we have not done business in the past. The rate and success of new service center openings is subject to various contingencies, many of which are beyond our control. These contingencies include, among others, our ability to secure suitable sites on a timely basis and on satisfactory terms, our ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new service centers into existing operations and local regulatory matters and customs. A new service center involves significant capital expenditures for both the acquisition and improvement of the site. Each service center must ramp up in utilization to become profitable, which can typically take 6-12 months to achieve. There can be no assurance that we can open new service centers on a timely or cost effective basis or that once opened, the service centers will be profitable.

Our operating results are subject to fluctuation because our contracts are primarily short term and subject to early termination by our clients.

We typically enter into one- to three-year contracts with our clients, most of which are typically renewable on an annual basis and may be terminated by the client at any time for convenience. Although some of our contracts require the client to pay a contractually agreed amount based on a minimum level of expected call volume, the contracts do not assure us a specific level of revenues nor do they generally designate us as the client’s exclusive service provider. There can be no assurance that we can renew or extend our contracts with our clients. Although some of these contracts require the client to pay a contractually agreed upon amount in the event of early termination, there can be no assurance that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for any significant investment we may have made to support the cancelled program or for the revenues we may lose as a result of the early termination.

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

Some of our existing and future competitors have greater financial, human and other resources, longer operating histories, greater technological expertise, more recognizable brand names and more established relationships than we do in the industries that we currently serve or may serve in the future. Some of our competitors may enter into merger, strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs. Increased competition, pricing pressure or loss of market share could reduce our operating margin, which could harm our business, results of operations and financial condition.

Our international operations and sales subject us to risks associated with unexpected events.

We conduct business in various countries outside of the United States, including Canada, the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, Denmark, Bulgaria, India, the Philippines, El Salvador, Egypt, Tunisia, the Dominican Republic and Costa Rica. Our international operations accounted for approximately 77.0% and 74.8% of our pro forma revenues for the years ended December 31, 2008 and 2007 and 77% for the period ended June 30, 2009. A key component of our growth strategy is our continued international expansion, especially in lower-cost labor markets, such as China, Eastern Europe, Russia, South Africa and South America. There can be no assurance that we will be able to successfully market, sell and deliver our services in these markets, or that we will be able to successfully expand international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances. The following factors, among others, could adversely affect our business and earnings:

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

In addition, our planned staffing levels, investments and other operating expenditures are based on revenue forecasts provided by our clients. If actual revenues are below these forecasts or our own expectations in any given quarter, our business, results of operations and financial condition would likely be materially adversely affected for that quarter and thereafter. In addition, to the extent that we enter into mergers and acquisitions or new business ventures in the future, our quarterly or future results may be impacted.

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

We typically charge our clients based on the number of inbound calls that we provide, or the amount of time our service professionals spend with end-users relating to our clients’ products. In some cases we provide in-bound sales services to our clients, whereby we are paid based on our level of sales success. To the extent there is a decline in spending for our clients’ products, whether as a result of a decline in product acceptance or general economic conditions, our business will be adversely affected. There are a number of factors relating to discretionary consumer and business spending, including economic conditions affecting disposable income (such as employment, business conditions, taxation and interest rates) and the ability of our clients to sell their products, most of which are outside of our control. There can be no assurance that spending for our clients’ products will not be affected by adverse economic conditions, thereby affecting our business, results of operations and financial condition.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial position and operating results.

We intend to pursue acquisitions of companies or assets in order to enhance our market position and/or expand the types of BPO services that we offer to our clients. We may also acquire minority interest in certain companies or enter into joint venture arrangements with other parties, which may include existing clients. We may also pursue certain acquisitions on an unsolicited basis, which may cause management distractions and increased legal costs. We may not be able to find suitable acquisition candidates and we may not be able to consummate such acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot be sure that they will ultimately strengthen our competitive position, or that our clients, employees or investors will not view them negatively. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our operating results or financial condition. We may not be able to successfully integrate these acquisitions into our operations and may lose key clients, management or not achieve the synergies expected from the acquisition or investment. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense, potentially dilutive issuances of equity securities (including the acceleration of future dividends to Ares related to our Series A and Series B Preferred Stock) or the incurrence of debt, which could harm our business, financial condition and operating results.

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

To be successful, we need to continue to provide our clients with reliable service. Some of the events that could adversely affect our ability to deliver reliable service include physical damage to our network operations centers, disruptions beyond our control, sabotage or terrorist attacks, power surges or outages, and software defects.

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

At June 30, 2009, we had outstanding warrants to purchase an aggregate of approximately 28,022,000 shares of common stock, all of which are currently exercisable. All of these outstanding warrants have an exercise price of $6.00 per share, and warrants to purchase 20,522,000 shares expire on October 17, 2011 and may be redeemed at a price of $0.01 per warrant if the last sales price of our common stock on NYSE Amex is at least $11.50 per share for any 20 days in a 30-trading day period. In addition, pursuant to the terms of the Preferred Stock Purchase Agreement between us and Ares, we exchanged 7,500,000 of the warrants held by Ares for new warrants that do not expire until August 2018 and are not redeemable.

As of July 28, 2009, the closing price of our shares traded on the NYSE Amex, was $3.80 per share. If the warrants held by Ares or our other investors are exercised, sales of the underlying common shares if sold in the public market could adversely affect the market price of our existing common stock and reduce shareholder value.

Common stock held by our founders is eligible for public resale in August 2009.

Our founding stockholders, including some of our executives and members of our board of directors, hold more than 7 million shares of our common stock. On July 31, 2009 these shares were released from escrow. In August 2009, these shares are eligible for public sale pursuant to Rule 144 under the Securities Act of 1933, as amended. Should the founders decide to sell their shares of common stock, it could create excess supply of stock in the public market and cause the price of our common stock and our public warrants to decline.

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

Our Series A Preferred Stock and Series B Preferred Stock (collectively, our “Preferred Stock”) are convertible into shares of our common stock at a conversion price of $6.00 per share. As of June 30, 2009 the Series A Preferred Stock may be converted into an aggregate of approximately 25,831,000 shares of our common stock, and the Series B Preferred Stock may be converted into an aggregate of approximately 119,000 shares of our common stock. The Preferred Stock has an annual dividend rate of 5%, subject to an increase to 10% upon the occurrence of certain events, calculated semi-annually. We may pay accrued dividends, at our option, by increasing the stated value of the Preferred Stock by an equal amount, which amount is convertible into shares of our common stock at the conversion price of $6.00. To the extent the Preferred Stock is converted into shares of our common stock, the issuance of substantial numbers of shares of common stock would increase the number of outstanding shares of our common stock and could have an adverse effect on the market price for our securities and on our ability to obtain future public or private financing. We may also seek to modify the terms of the Preferred Stock in the future and any alteration of terms could have a dilutive effect on our common stockholders and warrant holders.

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

Ares owns approximately 73% of our common stock on an as converted basis, based on our outstanding shares as of July 31, 2009 and assuming (i) conversion of all of the Preferred Stock and (ii) no exercise of any of our outstanding warrants to purchase 28,021,618 shares of our common stock (7,500,000 of which are held by Ares). Ares is entitled to appoint to our board of directors a number of directors proportional to its ownership percentage attributable to its Series A Preferred Stock. As a result, Ares has significant influence and control over our management and affairs.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May 2009, we repurchased 10,728,382 of our publicly traded warrants in private transactions that were not part of a publicly announced program. The following table contains information about these repurchases:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Warrants that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2009	0	—	0	—
May 1-31, 2009	10,728,382	$0.20	0	—
June 1-30, 2009	0	—	0	—
TOTAL	10,728,382	$0.20	0	—

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Stockholders held on June 3, 2009, our stockholders voted to elect eight directors to our Board of Directors and to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009. The eight directors elected at the Annual Meeting comprise our full Board of Directors.

The holders of our Common Stock and Series B Convertible Preferred Stock, voting together as a single class, elected five directors to our Board of Directors, as follows:

Director	Votes For	Votes Withheld	Broker Non-Votes
R. Scott Murray	9,405,210	1,278	0
G. Drew Conway	9,405,681	807	0
Paul G. Joubert	9,405,681	807	0
Stephen D.R. Moore	9,405,681	807	0
Kevin T. O’Leary	9,405,681	807	0

The holders of our Series A Convertible Preferred Stock elected three directors to our Board of Directors, as follows:

Director	Votes For	Votes Withheld	Broker Non-Votes
David B. Kaplan	25,298,000	0	0
Jeffrey B. Schwartz	25,298,000	0	0
Nathan Walton	25,298,000	0	0

The holders of all classes of our capital stock, voting together as a single class, voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009, as follows:

Votes For	Votes Against	Abstaining Votes	Broker Non-Votes
34,703,749	0	739	0

ITEM 6.	EXHIBITS.

We are filing as part of this Report the Exhibits listed in the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAM GLOBAL SERVICES, INC.

August 5, 2009	By:	/s/ R. Scott Murray
R. Scott Murray
Chairman, Chief Executive Officer, President and acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1*	Letter Amendment to Employment Agreement between SGS and R. Scott Murray dated May 6, 2009.

10.2*	Letter Amendment to Employment Agreement between SGS and Sheila M. Flaherty dated May 6, 2009.

10.3*	Letter Amendment to Employment Agreement between SGS and Robert Dechant dated May 6, 2009.

31.1	Principal Executive, Financial and Accounting Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive, Financial and Accounting Officer – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management employment agreement or compensatory plan or arrangement.