Form 10-Q
period 2009-09-30
Stream Global Services, Inc.
filed 2009-11-06
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer ☐		Accelerated Filer ☒
Non-accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 79,187,810 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of October 30, 2009.

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	1

	Consolidated Statements of Operations for the three months ended September 30, 2009 and September 30, 2008, and for the three months ended September 30, 2008 for Predecessor (“SHC”)	2

	Consolidated Statements of Operations for the nine months ended September 30, 2009 and September 30, 2008, and for the nine months ended September 30, 2008 for Predecessor (“SHC”)	3

	Consolidated Statements of Stockholders Equity for the nine months ended September 30, 2009	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and September 30, 2008, and for the nine months ended September 30, 2008 for Predecessor (“SHC”)	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION		32

Item 1A.	Risk Factors	32

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 6.	Exhibits	46

SIGNATURES		47

Stream is a trademark of Stream Global Services, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

STREAM GLOBAL SERVICES, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$16,742	$10,660
Accounts receivable, net of allowance for bad debts of $392 and $267 at September 30, 2009 and December 31, 2008	109,009	109,385
Income taxes receivable	2,043	1,559
Deferred income taxes	12,884	14,899
Prepaid expenses and other current assets	9,772	10,353

Total current assets	150,450	146,856

Equipment and fixtures, net	48,340	41,634
Deferred income taxes	3,802	2,698
Goodwill	51,297	47,686
Intangible assets, net	76,448	83,319
Other assets	10,307	7,752

Total assets	$340,644	$329,945

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,597	$9,058
Accrued employee compensation and benefits	37,092	40,335
Other accrued expenses	17,973	15,550
Income taxes payable	5,272	3,449
Current portion of long-term debt	1,695	2,614
Current portion of capital lease obligations	4,520	2,260
Other liabilities	4,534	6,126

Total current liabilities	78,683	79,392

Long-term debt, net of current portion	81,126	63,624
Capital lease obligations, net of current portion	9,212	5,484
Deferred income taxes	16,233	17,396
Other long-term liabilities	13,347	16,387

Total liabilities	198,601	182,283

Series A Convertible Preferred Stock, par value $0.001 per share, which was redeemable by the holder, 150 shares authorized; 150 shares issued and outstanding at December 31, 2008	—	145,911
Series B Convertible Preferred Stock, par value $0.001 per share, 2 shares authorized; 1 share issued and outstanding at September 30, 2009	721	—

Stockholders’ equity:
Series A Convertible Preferred Stock, par value $0.001 per share, 150 shares authorized; 150 shares issued and outstanding at September 30, 2009	151,637	—
Common stock, par value $0.001 per share, shares authorized—149,000 shares and 119,000 authorized at September 30, 2009 and December 31, 2008, respectively, issued and outstanding shares—9,446 and 9,458 shares, respectively	9	9
Additional paid-in-capital	3,453	11,330
Retained earnings (deficit)	(9,042)	(1,399)
Accumulated other comprehensive income (loss)	(4,735)	(8,189)

Total stockholders’ equity	141,322	1,751

Total liabilities and stockholders’ equity	$340,644	$329,945

See accompanying notes to consolidated financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Predecessor (“SHC”) One Month ended July 31, 2008
	2009	2008
Revenue	$121,875	$81,537	$42,999
Direct cost of revenue	72,568	50,529	28,178

Gross profit	49,307	31,008	14,821

Operating expenses:
Selling, general and administrative expenses	42,110	25,647	13,999
Transaction related expenses	2,992	—	16,581
Depreciation and amortization	7,264	3,990	1,283

Total operating expenses	52,366	29,637	31,863

Income (loss) from operations	(3,059)	1,371	(17,042)

Other (income) expenses, net:
Foreign currency transaction loss (gain)	93	401	248
Other (income) expense, net	25	68	(28)
Interest (income) expense, net	2,613	64	1,183

Total other (income) expenses, net	2,731	533	1,403

Income (loss) before income taxes	(5,790)	838	(18,445)

Provision (benefit) for income taxes	986	1,757	752

Net income (loss)	(6,776)	(919)	(19,197)

Series A preferred stock beneficial conversion feature	—	49,503	—
Warrant issuance costs	—	298	—
Cumulative convertible preferred stock dividends	1,884	665	—
Preferred Stock accretion	698	133	—

Net income (loss) attributable to common shareholders	$(9,358)	$(51,518)	$(19,197)

Net income (loss) attributable to common shareholders per share:
Basic	$(0.99)	$(2.12)	N/A

Diluted	$(0.99)	$(2.12)	N/A

Shares used in computing per share amounts:
Basic	9,446	24,347	N/A

Diluted	9,446	24,347	N/A

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,		Predecessor (“SHC”) Seven Months Ended July 31, 2008
	2009	2008
Revenue	$383,159	$81,537	$312,085
Direct cost of revenue	224,587	50,529	202,676

Gross profit	158,572	31,008	109,409

Operating expenses:
Selling, general and administrative expenses	127,828	26,194	95,751
Transaction related expenses	2,992	—	8,810
Depreciation and amortization	20,841	3,997	19,515

Total operating expenses	151,661	30,191	124,076

Income (loss) from operations	6,911	817	(14,667)

Other (income) expenses, net:
Foreign currency transaction loss (gain)	555	401	(1,517)
Other (income) expense, net	33	68	(87)
Interest (income) expense, net	7,652	(3,421)	7,214

Total other (income) expenses, net	8,240	(2,952)	5,610

Income (loss) before income taxes	(1,329)	3,769	(20,277)

Provision (benefit) for income taxes	6,314	2,827	5,095

Net income (loss)	(7,643)	942	(25,372)

Series A preferred stock beneficial conversion feature	—	49,503	—
Warrant issuance costs	—	298	—
Cumulative convertible preferred stock dividends	5,060	665	—
Preferred Stock accretion	1,201	133	—

Net income (loss) attributable to common shareholders	$(13,904)	$(49,657)	$(25,372)

Net income (loss) attributable to common shareholders per share:
Basic	$(1.47)	$(1.78)	N/A

Diluted	$(1.47)	$(1.78)	N/A

Shares used in computing per share amounts:
Basic	9,450	27,907	N/A

Diluted	9,450	27,907	N/A

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Nine months ended September 30, 2009

(Unaudited)

(In thousands)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Shares	Par Value
Balances at December 31, 2008	—	$—	9,458	$9	$11,330	$(1,399)	$(8,189)	$1,751
Net income (loss)	—	—	—	—	—	(7,643)	—	(7,643)
Currency translation adjustment	—	—	—	—	—	—	4,695	4,695
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	—	—	(1,241)	(1,241)

Comprehensive loss	—	—	—	—	—	—	—	(4,189)
Cumulative dividends on preferred stock	—	5,042	—	—	(5,060)	—	—	(18)
Transfer of Preferred A Stock to equity from mezzanine equity	150	145,394	—	—	—	—	—	145,394
Accretion of preferred stock discount	—	1,201	—	—	(1,201)	—	—	—
Common shares issued under stock plans, net of cancellations		—	(12)	—	(2)	—	—	(2)
Repurchase of public warrants		—	—	—	(2,146)	—	—	(2,146)
Stock-based compensation expense					532	—		532

Balances at September 30, 2009	150	$151,637	9,446	$9	$3,453	$(9,042)	$(4,735)	$141,322

See accompanying notes to consolidated condensed financial statements

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Operating activities:

Net income (loss)	$(7,643)	$942

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,841	3,997
Amortization and write-off of debt issuance costs	1,718	75
Deferred taxes	26	30
Loss on disposal of assets	45	—
Noncash stock compensation	532	26
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	2,277	(438)
Income taxes receivable	(471)	(194)
Prepaid expenses and other current assets	717	(881)
Other assets	(4,683)	(2,498)
Accounts payable	(1,498)	6,816
Accrued expenses and other liabilities	(9,426)	(15,710)

Net cash provided by (used in) operating activities	2,435	(7,835)

Investing activities:

Decrease (increase) in restricted cash	—	246,280
Acquisition of businesses, net of cash acquired	—	(106,809)
Additions to equipment and fixtures, net	(13,360)	(1,557)

Net cash provided by (used in) investing activities	(13,360)	137,914

Financing activities:

Net borrowings (repayments) on line of credit	(5,302)	(6,319)
Proceeds from issuance of long-term debt	23,238	—
Payments on long-term debt	(1,354)	(397)
Repurchase of public warrants	(2,146)	—
Proceeds from issuance of Preferred Stock	—	145,217
Proceeds on capital leases	1,518	—
Repurchases of common stock	—	(236,648)
Payment of capital lease obligations	(2,146)	(575)

Net cash provided by (used in) financing activities	13,808	(98,722)

Effect of exchange rates on cash and cash equivalents	3,199	(1,053)

Net increase (decrease) in cash and cash equivalents	6,082	30,304
Cash and cash equivalents, beginning of period	10,660	1,161

Cash and cash equivalents, end of period	$16,742	$31,465

Supplemental cash flow information:
Cash paid for interest	$4,457	$737
Cash paid for income taxes	$6,048	$2,989
Noncash financing activities:
Capital lease financing	$6,571	$932

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

September 30, 2009

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

In July 2008, we acquired Stream Holdings Corporation (“SHC” or “Predecessor”) for $128,815 in cash (which reflected the $200,000 purchase price less assumed indebtedness, transaction fees, professional fees, stock option payments and payments for working capital). Also in July 2008, holders of 8,947 shares of our common stock exercised their conversion rights in connection with the acquisition, and we paid an aggregate of $70,590 to such holders. In connection with our acquisition of SHC, we changed our name from Global BPO Services Corp. to Stream Global Services, Inc. and we exited the development stage of operations.

In August 2008, we issued and sold 150 shares of our Series A Convertible Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”), in a private placement with Ares Corporate Opportunities Fund II, L.P. (“Ares”) for an aggregate purchase price of $150,000 and our founders sold their 7,500 warrants to Ares. Also in August 2008, we commenced a self-tender offer to purchase up to 20,757 shares of our common stock at a purchase price of $8.00 per share. In September 2008, we closed the self-tender and accepted for purchase 20,757 shares of our common stock for a total cost of approximately $166,000 in cash, excluding fees and expenses related to the self-tender offer.

In August 2009, Stream, EGS Corp. (“EGS”), the parent company of eTelecare Global Solutions, Inc. (“eTelecare”) and other parties signatory thereto, entered into a definitive agreement to combine in a stock-for-stock exchange (the “Combination”). On October 1, 2009, the Combination closed, with the pre-Combination Stream and EGS stockholders owning approximately 57.5% and 42.5%, respectively, of the combined entity. (See Note 14)

Note 2—Our Business

We are a global provider of customer relationship management (“CRM”) and other business process outsourcing services to companies in the technology, software, consumer electronics and communications industries. Our CRM solutions encompass a wide range of telephone, e-mail and internet based services and technical support programs designed to maximize the long-term value of the relationships between our clients and their customers, or end-users. Technical support programs include technical troubleshooting (including game support), hardware and warranty support, hosted services, data management, telecommunications services and professional services. Customer service programs consist of activities such as sales, customer setup/activations, up-sell or cross-sell programs, revenue generation, customer billing inquiries, win-back programs, and customer retention initiatives. We work closely with our clients to design and implement large-scale, tailored CRM programs that provide comprehensive solutions to their specific business needs. As of September 30, 2009, we delivered services from our 34 service centers in 20 countries across the world and had approximately 17,000 employees providing services to our clients’ customers and administrative services in our business.

Pro Forma Results of Operations

Following are pro forma unaudited results of operations for the three and nine months ended September 30, 2008 assuming the acquisition of SHC occurred on January 1, 2008:

We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of SHC for the three and nine months ended September 30, 2008 and (ii) our unaudited consolidated financial statements for the three and nine months ended September 30, 2008. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the merger taken place on January 1, 2008, or the future financial position or operating results of SHC. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable. The pro forma adjustments include adjustments for interest expense, reversal of interest income for SGS, amortization of intangible assets, transaction costs, depreciation expense for assets written up and market lease amortization.

STREAM GLOBAL SERVICES, INC.

Pro Forma Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2008	Nine months ended September 30, 2008
Revenue	$124,536	$393,622
Direct cost of revenue	78,707	253,205

Gross profit	45,829	140,417

Operating expenses:
Selling, general and administrative expenses	39,509	120,089
Stock based compensation expense	26	1,234
Depreciation and amortization expense	5,938	17,460

Total operating expenses	45,473	138,783

Income (loss) from operations	356	1,634

Other (income) expenses, net:
Foreign currency transaction loss (gain)	649	(1,116)
Other (income) expense, net	(1,474)	1,402
Interest expense, net	1,379	5,285

Total other (income) expenses, net	554	5,571

Income (loss) before provision for income taxes	(198)	(3,937)
Provision for income taxes	2,528	7,975

Net income (loss)	$(2,726)	$(11,912)

Note 3—Basis of Presentation

Our consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

On July 31, 2008, we consummated our initial business acquisition with the acquisition of SHC and emerged from a development stage corporation. Prior to July 31, 2008, we were a blank check company formed for the purpose of acquiring an operating company. Accordingly, we had no revenues prior to July 31, 2008 because we were in the development stage. SHC is deemed to be our “predecessor”. As a result, the statement of operations and statement of cash flows of SGS for the three and nine months ended September 30, 2008 are presented for comparative purposes. The accompanying consolidated statements of operations and cash flows of SGS present the results of operations and cash flows for (i) the three and nine months ended September 30, 2008 preceding the acquisition of SHC on July 31, 2008, exclusive of SHC results of operations and cash flows and (ii) for the periods succeeding the acquisition, the consolidated results of operations including SHC are included in these financial statements. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of SHC are not comparative to the predecessor SHC results of operations and cash flows because the basis for the acquired assets and liabilities of SHC has been adjusted to fair value pursuant to Statement of the Financial Accounting Standards Board (“FASB”) authoritative guidance (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), nor are they indicative of future results.

Note 4—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ended December 31, 2009, or for any other interim period or future year.

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

Foreign Currency Translation and Derivative Instruments

We account for financial derivative instruments utilizing the Financial Accounting Standards Board (“FASB”) authoritative guidance. We generally utilize deliverable and non-deliverable forward contracts expiring within one to 24 months to reduce our foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies. Upon proper qualification, these contracts are accounted for as cash-flow hedges, as defined by the guidance. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to counterparty credit risk.

All derivatives, including foreign currency forward contracts, are recognized in the balance sheet at fair value. Fair values for our derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. On the date the derivative contract is entered into, we determine whether the derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss),” until the forecasted underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Other Income (expense).” Cash flows from the derivative contracts are classified within “Cash flows from operating activities” in the accompanying Consolidated Statement of Cash Flows. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Hedge ineffectiveness is recognized within “Other Income (expense).”

The assets and liabilities of our foreign subsidiaries, whose functional currency is their local currency, are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income (loss), but is reflected in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until the sale or until the liquidation of the net investment in the foreign subsidiary. Foreign currency transaction gains and losses are included in determining net income (loss), and are categorized as “Other income (expense).”

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, we discontinue hedge accounting prospectively. At September 30, 2009, all hedges for Canadian Dollars were determined to be highly effective.

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

We use forward exchange contracts, generally purchased with a maturity of 180 days or less, to manage our exposure to movements in foreign exchange rates between the United States and Canada and the United States and India. We recognize the foreign exchange contracts in the financial statements at fair value. We hedge these exposures considering current market conditions, future operating activities and the cost of hedging exposure in relation to the perceived risk of loss. The fair value of the derivatives is determined by reference to market data related to the selected currency forward and spot rates. As of September 30, 2009 and December 31, 2008, we had approximately zero and $20,704, respectively, of foreign exchange risk hedged using forward exchange contracts.

Fair Value of Financial Instruments

Effective January 1, 2008, we implemented the FASB authoritative guidance for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Cash equivalents	$921	$921	$—	$—

Total	$921	$921	$—	$—

The fair values of our cash equivalents are determined through market, observable and corroborated sources.

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

Net Income (Loss) Per Share

We calculated net income (loss) per share in accordance with the FASB authoritative guidance on the “two-class” method of calculating earnings per share as originally prescribed in the FASB authoritative guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings per share should be allocated to a participating security when using the two-class method for computing basic earnings per share. We have determined that our Preferred Stock represents a participating security and therefore have adopted the FASB authoritative guidance.

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

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Net income (loss)	$(6,776)	$(919)
Series A preferred stock beneficial conversion feature	—	49,503
Warrant issuance costs	—	298
Convertible Preferred Stock dividends	1,884	665
Preferred Stock accretion	698	133

Net income (loss) attributable for common stockholders	$(9,358)	$(51,518)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net income (loss)	$(7,643)	$942
Series A preferred stock beneficial conversion feature	—	49,503
Warrant issuance costs	—	298
Convertible Preferred Stock dividends	5,060	665
Preferred Stock accretion	1,201	133

Net income (loss) attributable for common stockholders	$(13,904)	$(49,657)

The following common stock equivalents were excluded from computing diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

	As of September 30, 2009	As of September 30, 2008
Options to purchase common stock at $6.00 per share	3,049	2,640
Preferred stock convertible to common stock at $6.00 per share	26,155	25,000
Publicly held warrants at $6.00 per share	20,522	31,250
Ares warrant to purchase common stock at $6.00 per share	7,500	7,500

Total preferred stock, options and warrants convertible or exercisable into common stock	57,226	66,390

Upon certain specified events, future dividends on the Series A Preferred Stock and Series B Convertible Preferred Stock , $0.001 par value per share (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”) are accelerated. See Note 6. At September 30, 2009 this would result in Ares having common stock equivalents of 35,085, or an increase of 8,930 shares of common stock.

On October 1, 2009, as a result of the Combination, the future dividends were accelerated under the terms of the Series A and Series B Preferred Stock Agreements and all Preferred Stock was converted to common stock. Also on October 1, 2009, Ares surrendered to Stream for cancellation a warrant to purchase 7,500 shares of our common stock owned by Ares, with an exercise price of $6.00 per share and exercisable until 2018, in partial consideration for 1,000 shares of our common stock. During the second quarter of 2009, we repurchased in privately-negotiated transactions 10,728 of our publicly traded warrants for $2,100.

Diluted is the same as basic because the effect of the conversion on the Preferred Stock will be anti-dilutive.

Accumulated other comprehensive income (loss) consists of the following:

	September 30, 2009	December 31, 2008
Unrealized (loss) gain on forward exchange contracts	$—	$1,241
Cumulative Translation adjustment	(4,735)	(9,430)

	$(4,735)	$(8,189)

Recent Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and that goodwill to be recognized and measured as a residual. This guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. This guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. This guidance also increases the disclosure requirements for business combinations in the financial statements. This guidance is effective for fiscal periods beginning after December 15, 2008. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. This guidance states that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would apply the provisions of this guidance.

In December 2007, the FASB issued authoritative guidance that requires a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. This guidance also requires consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. This guidance is effective for fiscal periods beginning after December 15, 2008. Therefore, we were required to adopt this guidance on January 1, 2009. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flow.

In March 2008, the FASB issued authoritative guidance that requires increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. This guidance is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flow.

In April 2008, the FASB issued authoritative guidance that defined the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under this guidance and the period of expected cash flows used to measure the fair value of the asset. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flow.

In May 2009, the FASB issued authoritative guidance which intends to establish general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. This guidance is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“ASC”) as the authoritative source of GAAP. Effective this quarter, the ASC became the single source for all authoritative generally accepted accounting principles recognized by the FASB, and the ASC is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Securities Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC does not change GAAP and did not impact our consolidated financial statements.

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

The acquisition was accounted for in accordance with the provisions of the FASB authoritative guidance. The transaction was valued for accounting purposes at $128,818. Included in the SGS transaction related costs are direct costs associated with investment banker fees and professional services for legal and accounting costs. Under the purchase method of accounting, the assets and liabilities of SHC acquired are recorded as of the acquisition date at their respective fair values, and added to those of ours. The excess purchase price over those values is recorded as goodwill. The following table summarizes the estimated fair value of assets acquired and the liabilities assumed and related deferred income taxes at the date of the acquisition.

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

In accordance with the FASB authoritative guidance we accrued $1,428 of severance related costs incurred directly as a result of the acquisition. At September 30, 2009 the outstanding liability was $86.

At the time of the closing of the acquisition of SHC, $10,000 of the purchase price was placed into escrow with an escrow agent (the “Escrow Fund”) to secure the indemnity obligations of the SHC stockholders and the holders of vested options under the merger agreement for damages sustained by us and our subsidiaries as a result of breaches of representation and warranties and covenants by SHC. In certain instances, we could assert claims for indemnification against the Escrow Fund once our damages exceed a $500 threshold. In December 2008, we received $1,200 in payments from the Escrow Fund for claims related to working capital adjustments. In April 2009, we received $1,200 for additional working capital claims, severance payments and earn-out payments related to our India operations. These amounts other than the earn-out payments, totaling approximately $2,000 were charged against the purchase price and reduced goodwill.

In July 2009, we made a claim for indemnification against the remaining Escrow Fund for various breaches of representations and warranties. In October 2009, we settled these claims and received $2,750. We will account for these recoveries as a reduction to goodwill in the fourth quarter of 2009.

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

Note 6—Preferred Stock

On August 7, 2008, we issued and sold 150 shares of our Series A Preferred Stock to Ares for an aggregate purchase price of $150,000. As of September 30, 2009, Ares beneficially owned approximately 73% of the issued and outstanding shares of our common stock (assuming conversion of the outstanding Series A Preferred Stock and Series B Preferred Stock and no exercise of any of the outstanding warrants to purchase 28,022 shares of our common stock as of September 30, 2009). As of September 30, 2009 the Series A Preferred Stock was convertible at the option of Ares into 26,154 shares of our common stock at an initial conversion price of $6.00 per share, subject to adjustment for stock dividends, subdivisions, reclassifications, combinations or similar type events; is redeemable at our option after August 7, 2015; and votes together with common stock, except on certain matters that affect the Series A Preferred Stock, in which case the Series A Preferred Stock votes as a separate class.

On March 11, 2009, we filed an amendment to the certificate of designations of Series A Preferred Stock (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware which amended the terms of the Series A Preferred Stock as follows:

Dividends. The holders of the Series A Preferred Stock are entitled to receive dividends at a rate of 5% per annum, an increase from 3% per annum, commencing on March 11, 2009 or 10% per annum if we do not redeem at our option all of the then outstanding shares of Series A Preferred Stock prior to two business days after August 7, 2015 or all of the Series A Preferred Stock has not been converted into our common stock. If an Acceleration Event (as defined in the Certificate of Amendment) occurs before August 7, 2015, then the Stated Value of each share of Series A Preferred Stock is automatically increased by adding to the Stated Value all dividends that would otherwise be payable on a share of Series A Preferred Stock on each dividend payment date from the date on which the Acceleration Event occurs until August 7, 2015. The “Stated Value” for each share of Series A Preferred Stock equals the sum of (i) $1 plus (ii) all accrued but unpaid dividends (including, without duplication, dividends added to Stated Value) on such Series A Preferred Stock as of the date of calculation. In 2009, we accrued dividends of $5,042 for the Series A Preferred Stock.

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

We accounted for the amended terms of the Series A Preferred Stock at fair value on the date of the amendment. Consistent with the provisions of the FASB authoritative guidance, we determined that the fair value of the modified security was equal to the fair value of the initial security. Accordingly, we did not record any amount in earnings per share at the modification date and the increase in the dividend rate will be reflected in earnings per share as it is payable.

On March 20, 2009, we issued one share of our Series B Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”) to Ares in consideration of Ares’ issuance of three letters of credit with a one year term in an aggregate amount of $7,006 pursuant to our request under the Guarantee and Reimbursement Agreement dated March 2, 2009 among Stream and some of its subsidiaries and Ares. We accounted for this preferred stock issuance as a guarantee and recorded at fair value as an asset and will amortize over one year into interest expense. As of September 30, 2009, the Series B Preferred Stock is convertible at the option of Ares into 120 shares of our common stock at an initial conversion price of $6.00 per share, subject to adjustment for stock dividends, subdivisions, reclassifications, combinations or similar type events, and votes together with common stock, except on certain matters that affect the Series B Preferred Stock, in which case the Series B Preferred Stock votes as a separate class. The terms of the Series B Preferred Stock are similar to the terms of the Series A Preferred Stock except as follows:

Dividends. Holders of the Series B Preferred Stock will be entitled to receive dividends at a rate of 5% per annum, payable semi-annually in arrears every June 30 and December 31, commencing on September 30, 2009. An amount equal to the sum of all accrued but unpaid dividends is also payable upon a Fundamental Transaction that the holders of Series B Preferred Stock treat as a Liquidation Event (each as defined in the Certificate of Designations for the Series B Preferred Stock). Many of the events that would trigger a Fundamental Transaction are similar to those contained in the definition of Acceleration Event in the Certificate of Amendment. In 2009, we accrued dividends of $20 for the Series B Preferred Stock.

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

On October 1, 2009, upon the closing of the Combination, our then existing Series A Preferred Stock and Series B Preferred Stock, all of which was held by Ares, was converted into approximately 35,000 shares of our common stock. In addition, the warrant to purchase 7,500 shares of our common stock owned by Ares, with an exercise price of $6.00 per share and exercisable until 2018, was surrendered to us for cancellation upon the closing of the Combination in partial consideration for 1,000 shares of our common stock.

Note 7—Equipment and Fixtures, Net

Equipment and fixtures, net, consists of the following:

	September 30, 2009	December 31, 2008
Furniture and fixtures	$6,686	$6,221
Building improvements	20,533	10,820
Computer equipment	16,263	11,244
Software	3,706	2,266
Telecom and other equipment	21,263	16,651
Equipment and fixtures not yet placed in service	1,386	1,695

	69,837	48,897
Less: accumulated depreciation	(21,497)	(7,263)

	$48,340	$41,634

Depreciation and amortization expense consists of the following:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Depreciation	$5,214	$2,741
Amortization	2,050	1,249

Total depreciation and amortization	$7,264	$3,990

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Depreciation	$13,979	$2,748
Amortization	6,862	1,249

Total depreciation and amortization	$20,841	$3,997

Note 8—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consists of the following:

	September 30, 2009	December 31, 2008
Compensation related amounts	$16,398	$16,374
Vacation liabilities	10,190	10,091
Medical and dental liabilities	734	713
Employer taxes	1,415	2,838
Retirement plans	5,931	7,924
Other benefit related liabilities	2,424	2,395

	$37,092	$40,335

Note 9—Other Accrued Expenses and Other Liabilities

Other accrued expenses consists of the following:

	September 30, 2009	December 31, 2008
Liabilities for government grants	$95	$227
Value-added and sales taxes	897	674
Deferred underwriting fees	—	63
Professional fees	9,476	5,091
Accrued interest	738	324
Occupancy expense	2,041	1,451
Technology expense	1,860	2,275
Other accrued expenses	2,866	5,445

	$17,973	$15,550

Other liabilities consists of the following:

	September 30, 2009	December 31, 2008
Lease exit reserve	$—	$738
Deferred revenue	96	1,480
Market lease reserves	4,054	3,460
Other	384	448

Total current	$4,534	$6,126

	September 30, 2009	December 31, 2008
Deferred revenue	$—	$1,049
Deferred rent	680	183
Accrued income taxes	6,314	6,245
Market value lease reserves	6,353	8,910

Total long term	$13,347	$16,387

Note 10—Long-Term Debt and Revolving Credit Facility

On July 31, 2008, we, as guarantor, entered into the Fourth Amended and Restated Revolving Credit Term Loan and Security Agreement (the “PNC Credit Agreement”) with PNC Bank, National Association (“PNC,” as Lender and as Agent), PNC Capital Markets LLC (as Lead Arranger), SHC (as Borrowing Agent), and the other Loan Parties signatory thereto (as Loan Parties). The PNC Credit Agreement amended and restated SHC’s credit facility with PNC, providing for an increase in the revolving credit from $86,000 to $100,000, extending the maturity date by five years to 2013 and providing for SGS as a guarantor. The PNC Credit Agreement included a $10,000 collateral reserve. The PNC Credit Agreement did not otherwise materially change the terms of SHC’s credit facility. This financing comprised a $100,000 senior secured revolving credit facility under which borrowing availability was based on, among other things, the Borrowers’ (as defined in the PNC Credit Agreement) eligible billed and unbilled accounts receivable. The financing facilities had a five-year term. Outstanding balances under the revolving credit facility incurred interest at either LIBOR plus a margin ranging from 200 to 250 basis points or at the base rate plus a margin ranging from 0 to 25 basis points. The term loans incurred interest at LIBOR plus a margin ranging from 275 to 325 basis points or at the base rate plus a margin ranging from 25 to 75 basis points, in each case based on the combined fixed charge coverage ratio of SHC. The interest rate was subject to change under additional circumstances. The facility also required compliance with certain financial covenants. On November 14, 2008, we amended the PNC Credit Agreement to extend the date for delivery of an audited opening balance sheet of the borrowers to April 1, 2009. The obligations of the Borrowers’ under the facility were secured by certain assets of the Borrowers’ and by certain assets of SHC. In connection with the financing we paid a fee of $2,316 to PNC. This amount was being amortized over the life of the facility of five years but $984 was charged to interest expense in January 2009 in connection with the Amended Credit Agreement described below.

On January 8, 2009, we, as guarantor, entered into the Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Amended Credit Agreement”) with PNC Bank, National Association, Steel City Capital Funding, LLC (as Term B Lender and as Term B Agent), PNC Capital Markets LLC (as Lead Arranger), SHC (as Borrowing Agent), and the other Loan Parties signatory thereto (as Loan Parties).

The Amended Credit Agreement amended and restated the PNC Credit Agreement and provides that the Term B Lenders (as defined in the Amended Credit Agreement) will extend the Borrowers (as defined in the Amended Credit Agreement) an aggregate principal amount of $25,000 which will be used to reduce the senior secured revolving credit facility from $100,000 to approximately $77,000 and to repay approximately $2,041 in outstanding loans made to certain Foreign Borrowers (as defined in the Amended Credit Agreement). This financing comprises (A) a senior secured revolving credit facility equal to the sum of (i) $75,000 and (ii) the sum of (a) $2,041 minus (b) an amount equal to (i) $82 multiplied by (ii) the number of months elapsed from January 8, 2009 to such date of determination (but in no event less than zero); (B) a Term Loan A (as defined in the Amended Credit Agreement) to the US Borrowers (as defined in the Amended Credit Agreement) in the aggregate principle amount of $4,531; and (C) Term B Loans (as defined in the Amended Credit Agreement) in the aggregate principal amount of $22,959. At September 30, 2009, the balance of the financing consisted of a senior secured domestic term loan of approximately $3,595, and a senior secured foreign term loan of approximately $2,041.

Borrowing availability under the senior secured revolving credit facility is based on, among other things, the Borrowers’ (as defined in the Amended Credit Agreement) eligible billed and unbilled accounts receivable. The financing facilities mature on July 30, 2011.

Outstanding balances under the revolving credit facility other than any loans under the Amortizing Availability (as defined in Amended Credit Agreement) will bear interest at either LIBOR plus a margin ranging from 300 to 350 basis points or at the base rate plus a margin ranging from 200 to 250 basis points. The Term Loan A (as defined in the Amended Credit Agreement) and Term B Loans under the Amortizing Availability will bear interest at LIBOR plus a margin ranging from 350 to 400 basis points or at the base rate plus a margin ranging from 250 to 300 basis points, and the Term B Loan (as defined in the Amended Credit Agreement) will bear interest at LIBOR plus a margin of 950 basis points (but in no event will the LIBOR rate be lower than 4%) or at the base rate plus a margin of 850 basis points (but in no event will the base rate be lower than 5%), in each case based on the fixed charge coverage ratio of SHC. The interest rate is subject to increase under additional circumstances. The balance outstanding under the prior credit facility and term loans continued as part of the new revolving credit and term debt facility except that part of the existing Term A Loan to us was refinanced with part of the new Term B Loans. The facility also requires compliance with certain financial covenants which are fully detailed in the Amended Credit Agreement. We are in compliance with the financial covenants as of September 30, 2009. The obligations of the Borrowers under the facility are secured by certain assets of the Borrowers and by certain assets of SHC.

Long-term borrowings consist of the following:

	September 30, 2009	December 31, 2008
Revolving line of credit	$54,123	$59,425
Term loans	28,698	6,789
Other	—	24

	82,821	66,238
Less: current portion	(1,695)	(2,614)

Long-term debt	$81,126	$63,624

Minimum principal payments on long-term debt subsequent to September 30, 2009 are as follows:

Total
2009	$1,695
2010	1,698
2011	79,428

Total	$82,821

PNC’s alternate base rate (5.0% at September 30, 2009) is the higher of the PNC’s base commercial lending rate (as defined), the Federal Funds Open Rate plus 0.5% or the Daily LIBOR Rate plus 1.0%. Interest is payable monthly on U.S. advances. Interest is payable on Eurodollar advances at the end of their one, two, three or six-month terms. For unused portions of the revolving line of credit, we pay a facility fee equal to 0.5% of the unused borrowing base.

Revolving credit advances are limited to the borrowing base. The borrowing base is 85% of eligible accounts receivable (foreign and domestic subject to certain limitations) and eligible unbilled revenues less the outstanding amount of letters of credit (approximately $1,944 at September 30, 2009), various other reserves, and any outstanding advances under the revolving line of credit. In connection with the financing we capitalized $981 of new fees associated with the debt financing. This amount was being amortized over the life of the facility.

On March 2, 2009, we entered into an Amendment No. 1 and Waiver to the Amended Credit Agreement. In order to create additional Undrawn Availability (as defined under the Amended Credit Agreement) under the Amended Credit Agreement, SHC, Stream Florida Inc., Stream International Inc., Stream New York Inc. (collectively, with SGS, the “Stream Entities”), have entered into the Reimbursement Agreement (described below) which provides that Ares or one or more of its affiliates (each an “Ares Affiliate” and each Ares Affiliate and Ares being referred to as an “Ares Guarantor” and collectively as the “Ares Guarantors”) may elect to provide, or cause one or more financial institutions or other entities to provide certain letters of credit, or other guarantees or backstop arrangements for the benefit of the Stream Entities. The Amended Credit Agreement restricts the ability of the Loan Parties to enter into certain of the transactions under the Reimbursement Agreement. The Loan Parties requested Agent, Term Loan B Agent and Lenders amend the Amended Credit Agreement and waive any failure to comply with the Amended Credit Agreement, with respect to the entering into and performance under the Reimbursement Agreement. The Amendment No. 1 provides such requested amendments and waivers.

Also on March 2, 2009, the Stream Entities entered into the Guarantee and Reimbursement Agreement, with Ares (the “Reimbursement Agreement”). Under the Reimbursement Agreement, the Stream Entities may request an Ares Guarantor provide certain letters of credit, guarantees or other form of credit to support obligations of the Stream Entities in order to create additional Undrawn Availability under the Amended Credit Agreement. Upon the written request of one of the Stream Entities, an Ares Guarantor may, in its discretion, provide, or cause a financial institution or other entity to provide, such letters of credit or guarantee or otherwise backstop (each of the foregoing, an “LC Guarantee”) obligations of the Stream Entities under one or more existing letters of credit for the benefit of one or more of the Stream Entities; provided, that such LC Guarantees are subject to certain limitations described in the Reimbursement Agreement, including that the obligations (whether fixed or contingent) of the Ares Guarantors under the LC Guarantees shall not exceed $10,000 in the aggregate under any circumstance whatsoever and that each LC Guarantee shall continue in full force and effect for a term of twelve months from its issuance; provided further, that such LC Guarantee may not extend to a date later than the twelve month anniversary of the first date on which Ares consents to an LC Guarantee under the Reimbursement Agreement, subject to certain exceptions. Each of the Stream Entities agreed to reimburse the Ares Guarantors for any and all amounts drawn or paid under the LC Guarantees, or otherwise payable by the Ares Guarantors in connection with such LC Guarantees (collectively, the “Reimbursement Obligations”) which Reimbursement Obligations shall be subject to interest accruing at 5% per annum or 7% per annum if payment is not timely made. The rights granted to the Ares Guarantors under the Reimbursement Agreement are subject to the Subordination Agreement (as described below).

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

The credit facility also places limits on the amounts of annual capital expenditures and incremental operating lease obligations which can be entered into in any year, establishes dividend restrictions and limits payments to affiliates, as defined. At September 30, 2009, we had $1,895 of undrawn availability under the credit facility.

We had $7,000 LC Guarantees outstanding at September 30, 2009 and zero at December 31, 2008.

We have $328 and $160 of restricted cash as of September 30, 2009 and December 31, 2008.

On October 1, 2009, the Company issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”). Interest is due semi-annually and the principle is due on October 1, 2014. Part of the proceeds from the Notes was used to repay and retire the indebtedness under the Amended Credit Agreement on October 1, 2009.

On October 1, 2009, we, SHC, Stream International, Inc., Stream New York, Inc., eTelecare Global Solutions-US, Inc., eTelecare Global Solutions-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V., Stream International Service Europe B.V., and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”), entered into a credit agreement, dated as of October 1, 2009 (the “Credit Agreement”), with Wells Fargo Foothill, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Credit Facility”) of up to $100,000, including a $20,000 sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The ABL Credit Facility has a maturity of four years.

Note 11—Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Currently, we are not under audit for any open year in any U.S. jurisdiction. We operate in a number of international tax jurisdictions and are subject to audits of income tax returns by tax authorities in those jurisdictions. We have open audit periods after 2002 in India, Canada and Europe, including France, Italy, Ireland, the Netherlands and the United Kingdom.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), upon inception. Pursuant to the adoption of FIN 48, we recorded a reserve for unrecognized tax benefits of zero.

As of September 30, 2009 and December 31, 2008, the liability for unrecognized tax benefits (including interest and penalties) was $7,598 and $6,778 of which $6,314 and $6,245 was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is approximately $1,131 of unbenefited tax losses which would be realized if the related uncertain tax positions were settled. As of January 1, 2009, we had reserved $1,958 for accrued interest and penalties, which had increased to $2,250 at September 30, 2009 and is included in the $7,598 liability. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. The total amount of net unrealized tax benefits that would affect the income tax expense, if ever recognized in our consolidated financial statements, is $6,467. This amount includes interest and penalties of $2,250. Within the next 12 months it is reasonably expected that a decrease in the liability for uncertain tax benefits of between $700 and $1,300, including interest and penalties of between $220 and $570 will occur as a result of audit settlements. During the year a reduction of $560, including interest and penalties of $75, in the liability for uncertain tax benefits due to the expiration of statute of limitations is expected to occur.

Note 12—Stock Options

The 2008 Stock Incentive Plan (the “Plan”) provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock and other stock-based awards. The Plan initially authorized grants of up to 5,000 shares of common stock at an exercise price not less than 100% of the fair value of our common stock at the date of grant. The Plan provides that the term of the options shall not exceed ten years from the grant date. On October 1, 2009, in connection with the Combination, the Plan was amended to increase the authorized number of shares that may be awarded under the Plan to 10,000 shares of common stock.

During the nine months ended September 30, 2009, we granted options to purchase 718 shares of our common stock to our employees, each with an exercise price of $6.00 per share, representing a premium on the fair value of the underlying common stock at the date of grant. Generally, options vest over a five year period, however, acceleration of vesting in 2009 is possible if we achieve certain earnings targets during the 2009 fiscal year that would accelerate between six and twelve months of vesting. At September 30, 2009, 484 of the stock option grants were fully vested.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the three and nine months ended September 30, 2009:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Option term (years)	6.375	6.375
Volatility	43%	43%
Risk-free interest rate	2.67%	1.91-2.83%
Dividend yield	0%	0%
Weighted-average grant date fair value per option granted	$1.38	$1.24

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

Stock options under the Plan during three months ended September 30, 2009 were as follows:

	Number of shares underlying outstanding options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2008	3,210	$6.00	9.74
Granted	718	6.00	—
Exercised	—	—	—
Forfeited or canceled	(879)	6.00	—

Outstanding at September 30, 2009	3,049	$6.00	9.10

There are stock options to purchase 484 shares of our common stock exercisable at September 30, 2009.

For the three and nine months ended September 30, 2009, we recognized net stock compensation expense of $168 and $416 for the stock options in the table above. For the three and nine months ended September 30, 2008, we recognized net compensation expense of $5 for both periods.

As of September 30, 2009, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of the shares of exercisable stock at that time was zero. The intrinsic value of options exercised for the three and nine months ended September 30, 2009 and 2008 was zero.

As of September 30, 2009 and December 31, 2008, there was $2,243 and $1,312, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.2 years from issue date.

Restricted stock award activity during the year ended September 30, 2009 was as follows:

	Number of Shares	Weighted average Grant-Date Fair Value
Outstanding December 31, 2008	92	$7.85
Granted	—	—
Vested	(16)	7.85
Forfeited	(13)	7.85

Outstanding September 30, 2009	63	$7.85

For the three and nine months ended September 30, 2009, we recognized net compensation expense of $41 and $130 for the restricted stock awards. For the three and nine months ended September 30, 2008, we recognized net compensation expense of $19 for the restricted stock awards. Restricted stock awards vest quarterly over four years on a straight-line basis.

Note 13—Geographic Operations and Concentrations

We operate in one operating segment, but provide services primarily in two regions: “Americas”, which includes United States, Canada, Philippines, India, Costa Rica, Dominican Republic and El Salvador; and “EMEA”, which includes Europe, Middle East, and Africa.

The following table presents geographic information regarding our operations:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Revenues
Americas	$72,146	$44,706
EMEA	49,729	36,831

	$121,875	$81,537

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Revenues
Americas	$227,668	$44,706
EMEA	155,491	36,831

	$383,159	$81,537

	September 30, 2009	December 31, 2008
Total assets:
Americas	$271,761	$259,432
EMEA	68,883	70,513

	$340,644	$329,945

We derive significant revenues from three clients. At September 30, 2009, our top clients were as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Dell	20%	15%
HP	21%	19%
Sirius/XM	11%	10%

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Dell	19%	15%
HP	18%	19%
Sirius/XM	11%	10%

Related accounts receivable from these three clients were 29%, 16% and 8%, respectively, of our total accounts receivable at September 30, 2009.

Note 14—Subsequent events

In August 2009, we, EGS, and the other parties signatory thereto, entered into a definitive agreement to combine in a stock-for-stock exchange. On October 1, 2009, the Combination closed, with the pre-Combination Stream and EGS stockholders owning approximately 57.5% and 42.5%, respectively, of the combined entity. The Combination will be accounted for using the purchase method of accounting. Under purchase accounting, the total Combination consideration will be allocated to the assets and liabilities of EGS based upon the fair value of assets being acquired and liabilities being assumed. The initial accounting for the Combination is incomplete as of November 6, 2009 because the valuation study of EGS has not been completed. The final allocation of the Combination consideration will be based upon management’s consideration of the valuation study.

Upon the closing of the Combination, all of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock were converted into approximately 35,000 shares of our common stock. In addition, the warrant to purchase 7,500 shares of Stream common stock owned by Ares, with an exercise price of $6.00 per share and exercisable until 2018, was surrendered to us for cancellation upon the closing of the Combination in partial consideration for 1,000 shares of our common stock.

In connection with the closing of the Combination, on October 1, 2009, Stream entered into a stockholders agreement with Ares, EGS Dutchco B.V., NewBridge International Ltd., R. Scott Murray and Trillium Capital LLC. The stockholders agreement grants certain stockholders participation rights to acquire 2.4364 shares of our common stock at $6.00 per share for each of our publicly traded warrants that are exercised for common stock at an exercise price of $6.00 per share. The participation rights expire on October 17, 2011. The shares eligible to be purchased pursuant to the participation rights decline ratably as the number of public warrants outstanding decline.

Also on October 1, 2009, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014. The Notes were issued pursuant to an indenture, dated as of October 1, 2009 (the “Indenture”), among us, certain of our subsidiaries (the “Note Guarantors”) and Wells Fargo Bank, National Association, as trustee. The Notes were issued by us at an initial offering price of 95.454% of the principal amount.

The Notes mature on October 1, 2014. The Notes bear interest at a rate of 11.25% per annum. Interest on the Notes is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2010.

The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, by certain of our direct and indirect subsidiaries and will be so guaranteed by any future domestic subsidiaries of ours, subject to certain exceptions.

The Notes and the Note Guarantors’ guarantees of the Notes are secured by senior liens on our and the Guarantors’ Primary Notes Collateral and by junior liens on our and the Guarantors’ Primary ABL Collateral (each as defined in the Indenture).

On October 1, 2009, the Borrowers entered into the Credit Agreement, with Wells Fargo Foothill, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for the ABL Credit Facility of up to $100,000, including a $20,000 sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The ABL Credit Facility has a maturity of four years.

We have evaluated subsequent events through the date of filing the financial statements which is November 6, 2009, and no events, other than what has been disclosed above, have occurred from the balance sheet date through that date that would impact the consolidated financial statements.

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

Overview

Stream Global Services, Inc. (“Stream,” or “SGS”) was incorporated under the laws of the State of Delaware on June 26, 2007. We were formed as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination with one or more domestic or international operating businesses.

In July 2008, we acquired Stream Holdings Corporation (“SHC” or “Predecessor”) for $128.8 million in cash (which reflected the $200 million purchase price less assumed indebtedness, transaction fees, professional fees, stock option payments and payments for working capital). Also in July 2008, holders of 8,947 shares of our common stock exercised their conversion rights in connection with the acquisition, and we paid an aggregate of $70.6 million to such holders. In connection with our acquisition of SHC, we changed our name from Global BPO Services Corp. to Stream Global Services, Inc. and we exited the development stage of operations.

In August 2008, we issued and sold 150,000 shares of our Series A Convertible Preferred Stock, $0.001 par value per share, or the Series A Preferred Stock, in a private placement with Ares Corporate Opportunities Fund II, L.P., or Ares, for an aggregate purchase price of $150.0 million, and our founders also sold their warrants to purchase 7,500,000 shares of our common stock, with an exercise price of $6.00 per shares and exercisable until 2018, to Ares. Also in August 2008, we commenced a self-tender offer to purchase up to 20,757,000 shares of our common stock at a purchase price of $8.00 per share. In September 2008, we closed the self-tender and accepted for purchase 20,757,000 shares of our common stock, for a total cost of approximately $166.0 million, excluding fees and expenses related to the offer. In the second quarter of 2009, we repurchased 10,728,382 of our publicly-traded warrants for $2.1 million at market prices.

In August 2009, Stream, EGS Corp. (“EGS”), the parent company of eTelecare Global Solutions, Inc. (“eTelecare”), and the other parties signatory thereto, entered into a definitive agreement to combine in a stock-for-stock exchange (the “Combination”). On October 1, 2009, we closed the Combination, with the pre-Combination Stream and EGS stockholders owning approximately 57.5% and 42.5%, respectively, of the combined entity.

We are a global provider of customer relationship management, or CRM, and other business process outsourcing, or BPO, services to companies in the technology, software, consumer electronics and communications industries. Our CRM solutions encompass a wide range of telephone, e-mail and Internet based services and technical support programs designed to maximize the long-term value of the relationships between our clients and their customers, or end-users. Technical support programs include technical troubleshooting (including game support), hardware and warranty support, hosted services, data management, telecommunications services and professional services. Customer service programs consist of activities such as sales, customer setup/activations, up-sell or cross-sell programs, revenue generation, customer billing inquiries, win-back programs and customer retention initiatives. We work closely with our clients to design and implement large-scale, tailored CRM programs that provide comprehensive solutions to their specific business needs. As of September 30, 2009, we delivered services from our 34 service centers in 20 countries across the world and had approximately 17,000 employees providing services to our client’s customers and administrative services throughout our business.

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

The carrying value of equipment and fixtures to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the Financial Accounting Standards Board (“FASB”) authoritative guidance. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, we redeploy equipment and fixtures from underutilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the underutilized centers would not be sufficient to recover the carrying amount of these assets.

Goodwill and Other Intangible Assets

In accordance with the FASB, authoritative guidance, goodwill is reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. We operate in one reporting unit, which is the basis for impairment testing and the allocation of acquired goodwill.

Intangible assets with a finite life are recorded at cost and amortized using their projected cash flows over their estimated useful life. Client lists and relationships are amortized over ten and one half years, market adjustments related to facility leases are amortized over the term of the respective lease and developed software is amortized over five years. Brands and trademarks are not amortized as their life is indefinite. In accordance with the guidance, indefinite lived intangible assets are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired.

The carrying value of intangibles is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the guidance. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets.

Stock-Based Compensation

At September 30, 2009, we had a stock-based compensation plan for employees.

We adopted the fair value recognition provisions of FASB authoritative guidance at our inception. For share-based payments, the fair value of each grant, including both the time-based grants and the performance-based grants, is estimated on the date of grant using the Black-Scholes-Merton option valuation model and assumes the performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any previously recognized cost is reversed. Stock compensation expense is recognized on a straight-line basis over the vesting term, net of an estimated future forfeiture rate. The forfeiture rate assumption 19.5% as of September 30, 2009) is based on the predecessor’s historical experience.

Income Taxes

We account for income taxes in accordance with the FASB authoritative guidance, which requires recognition of deferred assets and liabilities for the future income tax consequence of transactions that have been included in the consolidated financial statements or tax returns. Under this method deferred tax assets and liabilities are determined based on the difference between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax, using the enacted tax rates for the year in which the differences are expected to reverse. We provide valuation allowances against deferred tax assets whenever we believe it is more likely than not, based on available evidence, that the deferred tax asset will not be realized.

We adopted the FASB authoritative guidance at our inception. The guidance clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision.

Recent Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and that goodwill to be recognized and measured as a residual. This guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. This guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. This guidance also increases the disclosure requirements for business combinations in the financial statements. This guidance is effective for fiscal periods beginning after December 15, 2008. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. This guidance states that adjustments made to valuation allowances on deferred income taxes and acquired income tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would apply the provisions of this guidance. Given that this guidance relates to prospective and not historical business combinations, we cannot currently determine the potential effects adoption of this guidance may have on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that requires a non-controlling interest in a subsidiary be separately reported within equity and the amount of consolidated net income attributable to the non-controlling interest be presented in the statement of operations. This guidance also requires consistency in reporting changes in the parent’s ownership interest in a subsidiary and necessitates fair value measurement of any non-controlling equity investment retained in a deconsolidation. This guidance is effective for fiscal periods beginning after December 15, 2008. Therefore, we were required to adopt this guidance on January 1, 2009. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flow.

In March 2008, the FASB issued authoritative guidance that requires increased qualitative, quantitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. This guidance is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flow.

In April 2008, the FASB issued authoritative guidance that defined the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under this guidance and the period of expected cash flows used to measure the fair value of the asset. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flow.

In May 2009, the FASB issued authoritative guidance which intends to establish general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. This guidance is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance which identifies the Accounting Standards Codification (“ASC”) as the authoritative source of GAAP. Effective this quarter, the ASC became the single source for all GAAP recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Securities Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. We adopted this guidance in the third quarter of 2009 and include references to the ASC within our consolidated financial statements. The ASC does not change GAAP and did not impact our consolidated financial statements.

Pro Forma and Adjusted Pro Forma Financial Information

The acquisition of SHC was our first business combination and, accordingly, we do not believe a historical comparison of the results of operations and cash flows for the three and nine months ended September 30, 2009 compared to September 30, 2008 is beneficial to our stockholders. In order to assist readers to better understand the changes in our business between the periods ended September 30, 2009 and 2008, we are presenting the management’s discussion and analysis section below on the pro forma results of operations for SGS and SHC for the three and nine months ended September 30, 2009 and 2008 as if the acquisition of SHC occurred on January 1, 2008. We derived the pro forma results of operations from (i) the unaudited consolidated financial statements of SHC for the one and seven months ended July 31, 2008 and (ii) our consolidated financial statements for the three and nine months ended September 30, 2009 and 2008. We are presenting the pro forma information in order to provide a more meaningful comparison of our operating results with prior periods. The pro forma results of operations are not necessarily indicative of results of operations that may have actually occurred had the merger taken place on the dates noted, or the future financial position or operating results of SHC. The pro forma adjustments are based upon available information and assumptions that we believe are reasonable and provide useful information to the reader of this section. The pro forma adjustments include adjustments for interest expense, reversal of interest income for SGS, amortization of intangible assets, transaction costs, depreciation expense for assets written up and market lease amortization.

The following are actual unaudited results of operations for the three and nine months ended September 30, 2009 and pro forma unaudited results for the three and nine months ended September 30, 2008 assuming the acquisition of SHC occurred on January 1, 2008:

STREAM GLOBAL SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months ended September 30,
	2009	Pro Forma 2008	2009	Pro Forma 2008
Revenue	$121,875	$124,536	$383,159	$393,622
Direct cost of revenue	72,568	78,707	224,587	253,205

Gross profit	49,307	45,829	158,572	140,417

Operating expenses:
Selling, general and administrative expenses	41,902	39,509	127,297	120,089
Stock based compensation expense	208	26	531	1,234
Transaction related expenses	2,992	—	2,992	—
Depreciation and amortization expense	7,264	5,938	20,841	17,460

Total operating expenses	52,366	45,473	151,661	138,783

Income (loss) from operations	(3,059)	356	6,911	1,634

Other (income) expenses, net:
Foreign currency transaction loss (gain)	93	649	555	(1,116)
Other (income) expense, net	25	(1,474)	33	1,402
Interest expense, net	2,613	1,379	7,652	5,285

Total other (income) expenses, net	2,731	554	8,240	5,571

Income (loss) before provision for income taxes	(5,790)	(198)	(1,329)	(3,937)
Provision for Income taxes	986	2,528	6,314	7,975

Net income (loss)	$(6,766)	$(2,726)	$(7,643)	$(11,912)

Amounts as a percentage of revenue

	Three Months Ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Direct cost of revenue	59.5	63.2	58.6	64.3

Gross profit	40.5	36.8	41.4	35.7

Operating expenses:
Selling, general and administrative expenses	34.4	31.7	33.2	30.5
Stock-based compensation expense	0.2	0.0	0.1	0.3
Transaction related expenses	2.5	0.0	0.8	0.0
Depreciation and amortization expense	6.0	4.8	5.4	4.4

Total operating expenses	43.0	36.5	39.6	35.3

Income (loss) from operations	(2.5)	(0.3)	1.8	0.4

Other (income) expenses, net:
Foreign currency transaction loss (gain)	0.1	0.5	0.1	(0.3)
Other (income) expense, net	0.0	(1.2)	0.0	0.4
Interest expense, net	2.1	1.1	2.0	1.3

Total other (income) expenses, net	2.2	0.4	2.2	1.4

Income (loss) before provision for income taxes	(4.8)	(0.2)	(0.3)	(1.0)
Provision for Income taxes	0.8	2.0	1.6	2.0

Net income (loss)	(5.6)%	(2.2)%	(2.0)%	(3.0)%

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

Provision for Income Taxes

We account for income taxes in accordance with FASB authoritative guidance which requires recognition of deferred assets and liabilities for the future income tax consequence of transactions that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, using the enacted tax rates for the year in which the differences are expected to reverse. We provide valuation allowances against deferred tax assets whenever we believe it is more likely than not, based on available evidence, that the deferred tax asset will not be realized.

We adopted FASB authoritative guidance at our inception. The guidance clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision.

Results of Operations

Three months ended September 30, 2009 compared with pro forma three months ended September 30, 2008

Revenues. Revenues decreased $2.7 million, or 2.1%, to $121.9 million for the three months ended September 30, 2009, compared to $124.5 million for the three months ended September 30, 2008.

Revenues for services performed in our U.S. and Canadian service centers decreased $7.9 million, or 15.2%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, as a result of customer movement from U.S. and Canadian based accounts moving to offshore locations like the Philippines and El Salvador. Revenues for services performed in European service centers decreased $10.5 million, or 19.8%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. This decrease is attributable to decreased volumes from existing clients and increased offshore business in Tunisia, coupled with the effect of a lower Euro value relative to the U.S. dollar in 2009 as compared to 2008. Revenues for services performed in offshore service centers in Philippines, India, El Salvador, Costa Rica, the Dominican Republic and Tunisia increased $15.7 million, or 80.7%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008 due to additional volume from existing and new clients plus the effect of a full quarter of operations in our El Salvador site, which we acquired in October 2008, and our Philippines site which opened in June 2009. Revenues in our offshore service centers represented 28.9% of consolidated revenues for the three months ended September 30, 2009, compared to 15.7% in the same period in 2008. Over the past several months, we have sold several new contracts in various segments such as telecommunications, software and computing and have expanded our business with certain existing clients are expected to ramp during the fourth quarter of 2009.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) decreased $6.1 million, or 7.8%, to $72.6 million for the three months ended September 30, 2009, compared to $78.7 million for the three months ended September 30, 2008. This decrease is primarily attributable to decreased labor costs of $5.3 million or 7.1%. Our labor costs decreased due to an effort to improve the performance of our operations by eliminating unnecessary positions and better utilizing existing service professionals.

Gross Profit. Gross profit increased $3.5 million, or 7.6%, to $49.3 million for the three months ended September 30, 2009 from $45.8 million for the three months ended September 30, 2008. Gross profit as a percentage of revenue increased from 36.8% to 40.5% for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Gross profit percentage increased primarily due to increased revenue in offshore locations and stronger management of our costs in connection with services performed by focusing on key operating metrics such as average handle time, utilization, productivity and attrition of our service professionals. We expect to ramp our activities for several new contracts in the fourth quarter of 2009. As a result, we will incur and expense various costs related to these ramps for recruiting, training, infrastructure and technology expenses and lower productivity in the initial phase of the contracts.

Operating Expenses. Operating expenses increased $6.9 million, or 15.2%, to $52.4 million for the three months ended September 30, 2009, compared to $45.5 million for the three months ended September 30, 2008, primarily due to transaction-related expenses for the acquisition of eTelecare that closed on October 1, 2009. Selling, general and administrative expense, grew from $39.5 million to $41.9 million, or 6.1%. Depreciation and amortization increased $1.3 million as a result of additions to equipment and fixtures totaling $28.2 million including capital leases during the twelve months ended September 30, 2009. The additions to equipment and fixtures were to support new business, open new service centers in locations like the Philippines, Tunisia, Egypt and El Salvador and maintain and upgrade our technology infrastructure and applications. Amortization increased due to our acquisition of the El Salvador operations in October 2008. Operating expenses as a percentage of revenues increased to 43.0% for the three months ended September 30, 2009 compared to 36.5% for the three months ended September 30, 2008.

Other (Income) Expenses, Net. Other (income) expenses, net increased $2.1 million, or 393.0%, to $2.7 million for the three months ended September 30, 2009, compared to $0.6 million for the three months ended September 30, 2008. This increase is primarily due to increased interest expense on our line of credit of $1.2 million due to increased borrowings and increased interest rates.

Provision for Income Taxes. Income taxes decreased $1.5 million, or 61.0%, to $1.0 million for the three months ended September 30, 2009, compared to $2.5 million for the three months ended September 30, 2008. Foreign tax expense comprised $1.0 million and $2.3 million for the three months ended September 30, 2009 and 2008, respectively, and the effective foreign tax rate decreased from 32.0% to 12.8%, respectively. We operate in a number of countries outside the U.S. that are generally taxed at lower rates and this can have a significant impact on the effective tax rate.

Net Income (Loss). Net loss for the three months ended September 30, 2009 was $6.8 million as compared to a net loss for the three months ended September 30, 2008 of $2.7 million. This increase is primarily due to transaction related expenses for the eTelecare acquisition which closed on October 1, 2009.

Nine months ended September 30, 2009 compared with pro forma nine months ended September 30, 2008

Revenues. Revenues decreased $10.5 million, or 2.7%, to $383.2 million for the nine months ended September 30, 2009, compared to $393.6 million for the nine months ended September 30, 2008. The decrease is primarily attributable to three clients that terminated or reduced their contracts with SHC during the nine months ended September 30, 2008, before our acquisition of SHC on July 31, 2008.

Revenues for services performed in our U.S. and Canadian service centers decreased $19.2 million, or 11.2%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily as a result of customer losses, representing approximately $15.6 million of revenues in the nine months ended September 30, 2009, that occurred prior to our acquisition of SHC on July 31, 2008 and clients moving to offshore locations. Revenues for services performed in European service centers decreased $29.6 million, or 17.8%. This decrease is attributable to decreased volumes from lost clients and decreased pricing totaling $7.3 million that occurred prior to the acquisition on July 31, 2008, and continued client movement to Tunisia coupled with the effect of a lower Euro value relative to the U.S. dollar in 2009 as compared to 2008. Revenues for services performed in offshore service centers in Philippines, India, El Salvador, Costa Rica, the Dominican Republic and Tunisia increased $38.4 million, or 68.7%, due to additional volume from existing and new clients plus the effect of a full quarter of operations in our El Salvador site, which we acquired in October 2008 and the opening of our Philippines site in June 2009. Revenues in our offshore service centers represented 24.6% of consolidated revenues for the nine months ended September 30, 2009, compared to 14.2% in the same period in 2008. Over the past several months we have entered into several new contracts in various segments, such as telecommunications, software and computing, and have expanded our business with certain existing clients that are expected to ramp during the fourth quarter of 2009.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) decreased $28.6 million, or 11.3%, to $224.6 million for the nine months ended September 30, 2009, compared to $253.2 million for the nine months ended September 30, 2008. This decrease is primarily attributable to decreased labor costs of $27.2 million or 11.3%. Our labor costs decreased due to an effort to improve the performance of our operations by eliminating unnecessary positions and better utilizing existing service professionals.

Gross Profit. Gross profit increased $18.2 million, or 12.9%, to $158.6 million for the nine months ended September 30, 2009 from $140.4 million for the nine months ended September 30, 2008. Gross profit as a percentage of revenue increased from 35.7% to 41.4%. Gross profit percentage increased primarily due to increased revenue in offshore locations and stronger management of our costs in connection with services performed by focusing on key operating metrics such as average handle time, utilization, productivity and attrition of our service professionals. We expect to ramp our activities for several new contracts in the fourth quarter of 2009. As a result we will incur and expense various costs related to these ramps for recruiting, training, infrastructure and technology expenses and lower productivity in the initial phase of the contracts.

Operating Expenses. Operating expenses increased $12.9 million, or 9.3%, to $151.7 million for the nine months ended September 30, 2009, compared to $138.8 million for the nine months ended September 30, 2008, primarily due to transaction related expenses for the eTelecare acquisition that closed on October 1, 2009 and an increase in selling, general and administrative expense, which grew from $121.3 million to $127.3 million, or 4.9%. Depreciation and amortization increased $3.4 million as a result of additions to equipment and fixtures totaling $28.2 million including capital leases during the twelve months ended September 30, 2009. The additions to equipment and fixtures were to support new business, open new service centers in locations like the Philippines, Tunisia, Egypt and El Salvador and maintain and upgrade our technology infrastructure and applications. Amortization increased due to our acquisition of the El Salvador operations in October 2008. Operating expenses as a percentage of revenues increased to 39.6% for the nine months ended September 30, 2009 compared to 35.3% for the nine months ended September 30, 2008.

Other (Income) Expenses, Net. Other (income) expenses, net increased $2.7 million, or 47.9%, to $8.2 million for the nine months ended September 30, 2009, compared to $5.6 million for the nine months ended September 30, 2008. This increase is primarily due to increased interest expense on our line of credit of $1.2 million due to increased borrowings and increased interest rates.

Provision for Income Taxes. Income taxes decreased $1.7 million, or 20.8% to $6.3 million for the nine months ended September 30, 2009 compared to $8.0 million for the nine months ended September 30, 2008. Foreign tax expense comprised $5.9 million and $6.5 million for the nine months ended September 30, 2009 and 2008 and the effective foreign tax rate decreased from 27.9% to 22.9%. We operate in a number of countries outside the U.S. that are generally taxed at lower rates and this can have a significant impact on the effective tax rate.

Net Income (Loss). Net loss for the nine months ended September 30, 2009 was $7.6 million as compared to a net loss for the nine months ended September 30, 2008 of $11.9 million. This decrease in net loss is primarily due to increased gross margins offset by transaction-related expenses for the eTelecare acquisition that closed on October 1, 2009.

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

We made capital expenditures of $19.9 million (including $6.6 million capital leases) in the nine months ended September 30, 2009 as compared to $9.2 million in the nine months ended September 30, 2008 for SHC. We expect to continue to make capital expenditures to build new service centers in the Philippines, Brazil, China, Japan and Tunisia, to meet new contract requirements and future business opportunities and maintain and upgrade our technology. We also expect to invest in technology initiatives such as “At Home Agents,” unified communications and enabling technology, business continuity and data security, web based solutions and applications and distributed collaboration networking. The convergence of voice and data as well as the demand for real time diagnostics and analytics by our clients are requiring us to make substantial future investments in technology and solutions that will require additional capital investments. During the second quarter of 2009, we settled a dispute related to our Indian subsidiaries related to a preacquisition contingency totaling $5.5 million in cash. During the second quarter of 2009, we repurchased in privately negotiated transactions 10,728,382 of our publicly traded warrants in private transactions for $2.1 million in cash. In January 2009, we (as Guarantor) entered into the Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Amended Credit Agreement”) with PNC Bank, National Association (“PNC” as Lender and as Agent), Steel City Capital Funding, LLC (as Term B Lender and as Term B Agent), PNC Capital Markets LLC (as Lead Arranger), SHC (as Borrowing Agent), and the other Loan Parties signatory thereto (as Loan Parties).

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

Outstanding balances under the revolving credit facility other than any loans under the Amortizing Availability (as defined in Amended Credit Agreement) will bear interest at either LIBOR plus a margin ranging from 300 to 350 basis points or at the base rate plus a margin ranging from 200 to 250 basis points. The Term Loan A (as defined in the Amended Credit Agreement) and Term B Loans under the Amortizing Availability will bear interest at LIBOR plus a margin ranging from 350 to 400 basis points or at the base rate plus a margin ranging from 250 to 300 basis points, and the Term B Loan (as defined in the Amended Credit Agreement) will bear interest at LIBOR plus a margin of 950 basis points (but in no event will the LIBOR rate be lower than 4%) or at the base rate plus a margin of 850 basis points (but in no event will the base rate be lower than 5%), in each case based on the fixed charge coverage ratio of SHC. The interest rate is subject to increase under additional circumstances. The balance outstanding under the prior credit facility and term loans continued as part of the new revolving credit and term debt facility except that part of the existing Term A Loan to us was refinanced with part of the new Term B Loans. The facility also requires compliance with certain financial covenants which are fully detailed in the Amended Credit Agreement. At September 30, 2009, we were in compliance with these covenants. The obligations of the Borrowers under the facility are secured by certain assets of the Borrowers and by certain assets of SHC. The guarantee provided by us is unsecured.

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

On October 1, 2009, we closed the Combination, with the pre-Combination Stream and EGS stockholders owning approximately 57.5% and 42.5%, respectively, of the combined entity.

On October 1, 2009, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”). The Notes were issued pursuant to an indenture, dated as of October 1, 2009 (the “Indenture”), among us, certain of our subsidiaries (the “Note Guarantors”) and Wells Fargo Bank, National Association, as trustee. The Notes were issued by us at an initial offering price of 95.454% of the principal amount. The proceeds from these note was used to repay and retire the debt referred to above on October 1, 2009.

The Notes mature on October 1, 2014. The Notes bear interest at a rate of 11.25% per annum. Interest on the Notes is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2010.

The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, by certain of our direct and indirect subsidiaries and will be so guaranteed by any future domestic subsidiaries of ours, subject to certain exceptions.

The Notes and the Note Guarantors’ guarantees of the Notes are secured by senior liens on our and the Guarantors’ Primary Notes Collateral and by junior liens on our and the Guarantors’ Primary ABL Collateral (each as defined in the Indenture).

On October 1, 2009, we, Stream Holdings Corporation , Stream International, Inc., Stream New York, Inc., eTelecare Global Solutions-US, Inc., eTelecare Global Solutions-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V., Stream International Service Europe B.V., and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”), entered into a credit agreement, dated as of October 1, 2009 (the “Credit Agreement”), with Wells Fargo Foothill, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Credit Facility”) of up to $100.0 million, including a $20.0 million sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The ABL Credit Facility has a maturity of four years.

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of September 30, 2009, we had approximately $1.9 million of these letters of credit in place under our Amended Credit Agreement and approximately $7.0 million of letters of credit under the Reimbursement Agreement with Ares described above in this Liquidity and Capital Resources section.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments bear interest at variable rates, including capital leases. At September 30, 2009, we had outstanding borrowings under variable debt agreements that totaled approximately $82.8 million. A hypothetical 1.0% increase in the interest rate would have increased interest expense by approximately $0.6 million and would have decreased annual cash flow by a comparable amount; however, actual effects might differ materially from this hypothetical analysis. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

There were no outstanding interest rate swaps covering interest rate exposure at September 30, 2009.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using our service centers in Canada, India, the Dominican Republic, El Salvador, Philippines and Costa Rica. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in the local currency of the country in which the contracts are serviced which creates foreign exchange exposure. Given the significance of our foreign operations and the potential volatility of the Canadian dollar and Indian rupee versus the U.S. dollar, we use forward purchases of Canadian dollars and Indian rupees to minimize the impact of currency fluctuations. As of September 30, 2009, we had no open forward contracts.

Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.

Changes in market rates may impact the banks’ LIBOR rate or prime rate. For instance, if either the LIBOR or prime rate were to increase or decrease by 1.0%, our annual interest expense would change by approximately $0.6 million based upon the amounts outstanding as of September 30, 2009; however, actual effects might differ materially from this hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Our business is subject to numerous risks. The risk factors listed below include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The risk factors that appear below, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. All of our forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the Securities and Exchange Commission.

Risks Related to Our Business

We have a history of losses and there can be no assurance that we will become or remain profitable or that losses will not continue to occur.

For the nine months ended September 30, 2009, we had a net loss of $7.6 million. We may not achieve or sustain profitability in the future. Our ability to achieve profitability will depend, in part, on our ability to:

•	attract and retain an adequate client base;

•	manage effectively a large global business;

•	react to changes, including technological changes, in the markets we target or operate in;

•	deploy our services in additional markets or industry segments;

•	continue to maintain operating efficiencies in our service centers across the globe;

•	respond to competitive developments and challenges;

•	attract and retain experienced and talented personnel; and

•	establish strategic business relationships.

We may not be able to do any of these successfully, and our failure to do so is likely to have a negative impact on our operating results.

A substantial portion of our revenue is generated from a limited number of clients, and the loss of one or more of these clients or a decline in end user acceptance of our client’s products would materially reduce our revenue and cash flow and adversely affect our business.

We have derived, and we believe that we will continue to derive a substantial portion of our revenue from a limited number of clients. Revenue from the three largest clients , Dell, HP and Sirius/XM accounted for 19%, 18% and 11%, respectively, of revenues for the nine months ended September 30, 2009. Although we generally enter into multi-year contracts with clients, most of which are typically renewable, these contracts generally do not require clients to provide a minimum amount of revenues and allow clients to terminate earlier for convenience. There can be no assurance that we will be able to retain, renew or extend our contracts with our major clients. Although some of these contracts require the client to pay a contractually agreed upon amount in the event of early termination, there can be no assurance that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for any significant investment we may have made to support the cancelled program or for the revenues we may lose as a result of the early termination.

There can also be no assurance that if we were to lose one or more of our major clients, we would be able to replace such clients with new clients that generate a comparable amount of revenues. A number of factors could cause us to lose business or revenue from a client, and some of these factors are not predictable and are beyond our control. For example, a client may demand price reductions, change its outsourcing strategy, move work in-house or reduce previously forecasted demand. In addition, the volume of work we perform for specific clients may vary from year to year. In most cases, if a client terminates its contract with us or does not meet its forecasted demand, we would have no contractual recourse even if we have built-out facilities and/or hired and trained service professionals to provide services to the client. Thus, a major client in one year may not provide the same level of revenue in any subsequent year. Consequently, the loss of one or more of our major clients, or the inability to generate anticipated revenues from them, would have a material adverse effect on our business, results of operations, financial condition and cash flows. Our operating results for the foreseeable future will continue to depend on our ability to effect sales to a small number of clients and any revenue growth will depend on our success selling additional services to our large clients and expanding our client base.

We typically charge our clients based on the number of inbound calls that we provide, or the amount of time, by the minute or by the hour in most cases, our service professionals spend with end-users relating to our clients’ products. We also provide in-bound sales services to our clients, whereby we are paid based on our level of sales success and other client driven metrics. To the extent there is a decline in spending for our clients’ products, whether as a result of a decline in product acceptance or general economic conditions, our business will be adversely affected. There are a number of factors relating to discretionary consumer and business spending, including economic conditions affecting disposable income (such as employment, business conditions, taxation and interest rates) which impact the ability of our clients to sell their products, and most of which are outside of our control. There can be no assurance that spending for our clients’ products will not be affected by adverse economic conditions, thereby affecting our business, results of operations, financial condition and cash flows.

Our revenue is highly dependent on a few industries and any decrease in demand for outsourced business processes in these industries could reduce our revenue and seriously harm our business.

Most of our revenue is derived from clients concentrated in the technology, software, computing and communications industries. The success of our business largely depends on continued demand for our services from clients in these industries, as well as on trends in these industries to outsource business processes on a global basis. A downturn in any of the industries we serve, a slowdown or reversal of the trend to outsource business processes in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing could result in a decrease in the demand for our services, which in turn could materially harm our business, results of operations, financial condition and cash flows. The current global recession has negatively affected the business of many of our clients and has in some cases resulted in lower volumes of work for us. In the event that the global recession continues or worsens, this may in turn continue to have a negative impact on our business due to lower volumes or pricing pressures.

Other developments may also lead to a decline in the demand for our services in these industries. For example, the industries we primarily serve, particularly the communications industry, have experienced a significant level of consolidation in recent years. Consolidation in any of these industries or acquisitions, particularly involving our clients, may decrease the potential number of buyers of our services. Furthermore, many of our existing and new clients have begun or plan to consolidate or reduce the number of service providers that they use for various services in various geographies. To the extent that we are not successful in becoming the recipient of the consolidation of services by these clients our business and revenues will suffer. Any significant reduction in, or the elimination of, the use of the services we provide within any of these industries would reduce our revenue and cause our profitability to decline. Our clients may experience rapid changes in their prospects, substantial price competition and pressure on their results of operations. This may result in increasing pressure on us from clients in these key industries to lower our prices, which could negatively affect our business, results of operations, financial condition and cash flows.

We may be unable to successfully execute on any of our identified business opportunities or other business opportunities that we determine to pursue.

In order to pursue business opportunities, we will need to continue to build our infrastructure, our client initiatives and operational capabilities. Our ability to do any of these successfully could be affected by one or more of the following factors:

•	the ability of our technology and hardware, suppliers and service providers to perform as we expect;

•	our ability to execute our strategy and continue to operate a large, more diverse business efficiently on a global basis;

•	our ability to effectively manage our third party relationships;

•	our ability to attract and retain qualified personnel;

•	our ability to effectively manage our employee costs and other expenses;

•	our ability to retain and grow our clients and the current portfolio of business with each client;

•	technology and application failures and outages, security breaches or interruption of service, which could adversely affect our reputation and our relations with our clients;

•	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving service and pricing demands of the markets we serve; and

•	our ability to raise additional capital to fund our growth.

Our failure to adequately address the above factors would have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise, which might negatively affect our business.

Our business may be impacted by the performance of our clients.

The current economic environment and global recession is having a negative impact on the revenue and sales unit volumes of many of our clients. Our revenue and call volume is often highly correlated with units sold, renewals from our clients’ customers or end users, and revenue of our clients. In addition, many of our clients are seeking to consolidate their current group of service providers to a smaller more manageable group that is able to provide integrated service offerings on a global basis. In some cases we do not currently offer or have service locations in those geographic locations where our clients are seeking services. Our ability to sustain growth and profitability in the current environment is very dependent upon our ability to maintain and/or gain a greater share of business within our current clients, and to attract new clients. There can be no assurance that we will be able to do so in the future. Moreover, we are exposed to additional risks related to our clients’ ability to pay and the resulting uncollectability of our accounts receivables. The economic slowdown, coupled with tightened credit availability, could adversely affect our clients’ liquidity and cause them to delay or reduce their payments to us. Such delays or reductions or the non-payment by our clients of amounts owed to us may require us to incur a bad debt expense. To the extent that one of our major clients should file for bankruptcy protection or otherwise fail, it could have a material effect on our future business, results of operations, financial condition and cash flows. In the event that some of our service centers do not receive sufficient call volume in the future we may be required to close them and relocate business in other centers. This would require substantial employee severance, lease termination costs and other re-organization costs.

We may not be able to achieve incremental revenue growth or profitability.

Our strategy calls for us to achieve incremental revenue growth and profitability through initiatives, such as opening new or expanding our existing internationally located service locations in places like China, Eastern Europe, Egypt, Russia, Japan, South Africa and South America. Other initiatives include, the addition or expansion of services, such as sales services, warranty services, credit and collection services, data management and hosting, and language translation and interpretation services. Our strategy also includes the introduction of front-end technology-driven service solutions for fee-based services, self-help, home-shoring of agents and other technology driven solutions. Additionally, our strategy includes operational improvements in areas such as employee attrition, site capacity utilization, centralization of certain administrative services, productivity rates, use of technology and other operating metrics. However, there can be no assurance that we will not encounter difficulties or delays in implementing these initiatives, and any such difficulties or delays would adversely affect our future operating results and financial performance.

We have, on a consolidated basis, a substantial amount of debt, which could impact our ability to obtain future financing or pursue our growth strategy.

We have substantial indebtedness. After giving effect to our acquisition of EGS Corp. (“EGS”), the parent company of eTelecare, which we refer to as the Combination, the issuance on October 1, 2009 of $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”), the closing on October 1, 2009 of an asset-based credit facility (the “ABL

Credit Facility”) and the repayment of certain outstanding indebtedness (collectively, the “Transactions”), as of September 30, 2009, we had approximately $214.2 million of indebtedness (including capital leases) and up to an additional $100 million of borrowings available under the ABL Credit Facility, before taking into account outstanding letters of credit, subject to borrowing base limitations and other specified terms and conditions.

Our high level of indebtedness could have important consequences and significant adverse effects on our business, including the following:

•	we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	our high level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	our high level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business; and

•	our ability to fund a change of control offer may be limited.

The instruments governing our ABL Credit Facility contain, and the instruments governing any indebtedness we may incur in the future may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness.

Payments on our indebtedness will require a significant amount of cash. Our ability to meet our cash requirements and service our debt is impacted by many factors that are outside of our control.

We expect to obtain the funds to pay our expenses and to pay the amounts due under our Notes primarily from our operations and borrowings under our ABL Credit Facility. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including our Notes, or to fund other liquidity needs. Our ability to borrow amounts under our ABL Credit Facility will be subject to borrowing base limitations and other specified terms and conditions, and the ability of certain of our foreign subsidiaries to borrow amounts under our ABL Credit Facility in the future is also subject, among other conditions, to our provision of security interests in certain assets of those foreign subsidiaries, which we did not provide upon the closing of the ABL Credit Facility and we may not be able to provide in the future. If we do not have sufficient cash resources in the future, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money. We might not be able to accomplish any of these alternatives on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. Our failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the value of the notes and our ability to pay the amounts due under the notes.

We may be able to incur substantial additional indebtedness that could further exacerbate the risks associated with our indebtedness.

We may incur substantial additional indebtedness in the future. Although the indenture governing our Notes and the loan agreement governing our ABL Credit Facility contain restrictions on our incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness, including additional secured indebtedness. If we incur additional debt, the risks described above under “We have, on a consolidated basis, a substantial amount of debt, which could impact our ability to obtain future financing or pursue our growth strategy” and “Payments on our indebtedness will require a significant amount of cash. Our ability to meet our cash requirements and service our debt is impacted by many factors that are outside of our control” would intensify.

Our business may not develop in ways that we currently anticipate due to negative public reaction to outsourcing and recently proposed legislation.

We have based our growth strategy on certain assumptions regarding our industry, services and future demand in the market for our services. However, the trend to outsource business processes may not continue and could reverse. Outsourcing is a politically sensitive topic in the United States and elsewhere. For example, several organizations in the United States have publicly expressed concern about a perceived association between outsourcing providers and the loss of jobs in the United States. Public figures, such as

U.S. President Barack Obama, have supported legislation that they contend will generate new jobs in the United States, including limiting income tax credits for companies that offshore American jobs. This may also have a significant effect on government regulated companies or financial institutions or other businesses that have recently received financial aid from the U.S. Federal government.

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

A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing services outside the United States. For example, legislation has been proposed that would require off-shore providers of services requiring direct interaction with clients’ customers to identify to clients’ customers where the off-shore provider is located. Because most of our clients are U.S. companies located in the United States, any expansion of existing laws or the enactment of new legislation restricting off-shore outsourcing could harm our business, results of operations and financial condition. It is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to off-shore service providers. This would also affect our ability to attract or retain clients that have these contracts.

We may not realize the anticipated benefits of the Combination, including potential synergies, due to challenges associated with integrating the companies or other factors.

The success of the Combination will depend in part on our ability to successfully integrate the operations, technologies and personnel of Stream and eTelecare. Our inability to meet the challenges involved in integrating successfully the operations of Stream and eTelecare or otherwise to realize the anticipated benefits of the Combination could seriously harm our results of operations. In addition, the overall integration of the two companies will require substantial attention from our management, particularly in light of the geographically dispersed operations of the two companies, which could further harm our results of operations.

The challenges involved in integration include:

•	integrating the two company’s operations, processes, people, technologies and services;

•	coordinating and integrating sales and marketing and technology functions;

•	demonstrating to our clients that the Combination will not result in adverse changes in business focus and service deliverables (including customer satisfaction);

•	assimilating and retaining the personnel of both companies and integrating the business cultures, operations, systems and clients of both companies; and

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations and administrative functions.

We may not be able to successfully integrate the operations of Stream and eTelecare in a timely manner, or at all, and we may not realize the anticipated benefits of the Combination, including potential synergies or sales or growth opportunities, to the extent or in the time frame anticipated. The anticipated benefits and synergies of the Combination are based on assumptions and current expectations, not actual experience, and assume a successful integration and reallocation of resources among our facilities without unanticipated costs and our efforts do not have unforeseen or unintended consequences. In addition, our ability to realize the benefits and synergies of the business combination could be adversely impacted to the extent that Stream’s or eTelecare’s relationships with existing or potential clients, suppliers or strategic partners is adversely affected as a consequence of the Combination, or by practical or legal constraints on our ability to combine operations. Furthermore, a portion of our ability to realize synergies and cost savings depends on our ability to migrate work from certain of our facilities to other facilities.

We may be unable to cost-effectively attract and retain qualified personnel, which could materially increase our costs.

Our business is dependent on our ability to recruit, hire, train and retain highly qualified technical and managerial personnel, including individuals with significant experience in the industries that we have targeted. The customer relationship management (“CRM”) and business process outsourcing (“BPO”) service industry is labor intensive and is normally characterized by high monthly employee turnover. Any increase in our employee turnover rate would increase our recruiting and training costs, decrease our operating effectiveness and productivity and delay or deter us from taking on additional business resulting in lower financial performance. Also, the introduction of significant new clients or the implementation of new large-scale programs may require us to recruit, hire and train personnel at an accelerated rate. In addition, some of our facilities are located in geographic areas with relatively low unemployment rates, thus potentially making it more difficult and costly to attract and retain qualified personnel. There can be no assurance that we will be able to continue to hire, train and retain sufficient qualified personnel to adequately staff our business.

In addition, in order to be successful we also must attract, retain and motivate executives, including our Chairman and Chief Executive Officer, Mr. Murray, and other key executives. Our employees may experience uncertainty about their future roles with us until or after strategies for the combined company are announced or executed. Similar issues may arise in connection with any future acquisition, merger or disposition. These circumstances may adversely affect our ability to attract and retain key personnel. We also must continue to attract and motivate our other employees and keep them focused on the strategies and goals of the combined company, which effort may be adversely affected as a result of the uncertainty and any difficulties with integrating Stream and eTelecare.

We may not be able to predict our future tax liabilities. If we become subject to increased levels of taxation or if tax contingencies are resolved adversely, our results of operations and financial performance could be adversely affected.

Due to the international nature of our operations, we are subject to the complex and varying tax laws and rules of several foreign jurisdictions. We may not be able to predict the amount of future tax liabilities to which we may become subject due to some of these complexities if our positions are challenged by local tax authorities. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions or due to legislative or regulatory changes could result in a material adverse effect on our business, results of operations and financial condition. We are subject to ongoing tax audits, including issues related to transfer pricing, in the United States and other jurisdictions. We have material tax-related contingent liabilities that are difficult to predict or quantify. While we believe that our current tax provisions are reasonable and appropriate, we cannot be assured that these items will be settled for the amounts accrued or that additional exposures will not be identified in the future or that additional tax reserves will not be provided for any such exposures.

Our financial results may be impacted by significant fluctuations in foreign currency exchange rates.

A substantial amount of our operating costs is incurred in foreign currencies. In many cases, we bill our clients in U.S. dollar, Euro and U.K. pounds sterling denominated amounts and incur costs in the host country in local currency. In recent periods, the U.S. dollar has dropped in value relative to other currencies and therefore our cost of providing services has increased accordingly. Any continued significant fluctuations in the currency exchange rates between the U.S. dollar, Euro and U.K. pounds sterling and the currencies of countries in which we operate may affect our business, results of operations, financial condition and cash flows.

A substantial portion of our costs are incurred and paid in Philippine pesos. Therefore, we are exposed to the risk of an increase in the value of the Philippine peso relative to the U.S. dollar, which would increase our expenses denominated in U.S. dollars. Stream historically has not engaged in hedging transactions to a material extent, with the exception of certain hedging relating to the Canadian dollar and the Indian rupee and hedging by our subsidiary, eTelecare, of a substantial amount of its forecasted peso-denominated expenses. Our hedging strategy, however, may not sufficiently protect us from further strengthening of the Philippine peso, which could increase our expenses and harm our operating results. If the U.S. dollar strengthens against the Philippine peso, our hedging strategy could reduce the potential benefits we would otherwise expect from a strengthening U.S. dollar. We are also doing business in Latin America and do not yet hedge currencies from these countries.

Our international operations and sales subject us to additional risks, including risks associated with unexpected events.

We conduct business in various countries outside of the United States, including Canada, the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, Denmark, Bulgaria, India, the Philippines, El Salvador, Egypt, Tunisia, South Africa, Nicaragua, the Dominican Republic and Costa Rica. A key component of our growth strategy is our continued international expansion, especially in new markets, such as China, Eastern Europe, Japan, Russia and South America. There can be no assurance that we will be able to successfully market, sell and deliver our services in these markets, or that we will be able to successfully expand international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances. The following factors, among others, could adversely affect our business and earnings:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities including, without limitation, employment law requirements;

•

compliance with multiple and potentially conflicting regulations in the countries where we operate now and in the future, including employment laws, intellectual property requirements, and the Foreign Corrupt Practices Act and other anti-corruption laws;

•	difficulties in managing foreign operations and attracting and retaining appropriate levels of senior management and staffing;

•	longer cash collection cycles;

•	seasonal reductions in business activities, particularly throughout Europe;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to American policies that may be unpopular in certain countries;

•	difficulties in enforcing agreements through foreign legal systems;

•

fluctuations in exchange rates that may affect product demand and may adversely affect the profitability in U.S. dollars of services we provide in foreign markets, where payment for our products and services is made in the local currency and revenues are earned in U.S. dollars or other currency;

•	changes in general economic and political conditions in countries where we operate;

•	the ability to efficiently repatriate cash to the United States and transfer cash between foreign jurisdictions;

•	changes in transfer pricing policies for income tax purposes in countries where we operate;

•	restrictions on downsizing operations and personnel in Europe and other jurisdictions (i.e. regulatory or works council restrictions) and expenses and delays associated with any such activities; and

•	changes to or elimination of the international tax holiday for our subsidiaries in India and the Philippines.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our global operations and reduce our global sales, adversely affecting our business and future financial performance.

Countries where we do business have experienced political and economic instability and periodically experience civil unrest and terrorism, which could disrupt our operations and cause our business to suffer.

Countries where we do business, and in particular the Philippines, have experienced significant inflation, currency declines and shortages of foreign exchange. We are exposed to the risk of rental and other cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States. Certain countries where we do business, such as the Philippines, India, Egypt and certain Latin American countries, also periodically experience civil unrest, terrorism and political turmoil and U.S. companies in particular may experience greater risk. In addition, we expect to enter into new markets in places such as China, Japan, South America and Eastern Europe, which may have similar risks. These conditions could disrupt our operations and cause our business to suffer.

Current tax holidays in the Philippines will expire within the next several years.

We currently benefit from income tax holiday incentives in the Philippines pursuant to the registrations with the Philippine Economic Zone Authority, or PEZA, of our various projects and operations. Under such PEZA registrations, the income tax holiday of our various PEZA-registered projects in the Philippines ranges from three to six years and expire at staggered dates through 2012. The expiration of these tax holidays will increase our effective income tax rate and may impair our competitive position against BPO companies based outside of the Philippines.

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

In addition, our planned staffing levels, investments and other operating expenditures are based on revenue forecasts provided by our clients. If actual revenues are below these forecasts or our own expectations in any given quarter, our business, results of operations, financial condition and cash flows would likely be materially adversely affected for that quarter and thereafter. In addition, to the extent that we enter into mergers and acquisitions or new business ventures in the future, our quarterly or future results may be impacted.

Our financial results may be adversely affected by increases in labor-related costs.

Because a significant portion of our operating costs relate to labor costs, an increase in U.S. or foreign wages, costs of employee benefits or taxes could have a material adverse effect on our business, results of operations and financial condition. For example, over the past several years, healthcare costs have increased at a rate much greater than that of general cost or price indices. Increases in our pricing may not fully compensate us for increases in labor and other costs incurred in providing services. Some of our facilities are located in jurisdictions, such as France, Italy and Germany, where it is difficult or expensive to temporarily or permanently lay off hourly workers due to both local laws and practices within these jurisdictions. Such laws will make it more expensive for us to respond to adverse economic conditions. There can be no assurance that we will be able to increase our pricing or reduce our workforce to fully compensate for the increases in the costs to provide services.

We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wage costs in India and other off-shore locations have historically been significantly lower than wage costs in the North America and Europe for comparably skilled professionals, which has been one of Stream’s competitive advantages. However, because of rapid economic growth in India, increased demand for CRM and BPO services from India and increased competition for skilled employees in off-shore low cost locations like India and the Philippines, wages for comparably skilled employees in off-shore low cost locations like India and the Philippines are increasing at a faster rate than in North America and Europe, which may reduce this competitive advantage. In addition, although eTelecare has not historically experienced significant wage inflation with its Philippine employees, we are faced with increasing competition in the Philippines for service professionals and technicians who generate revenue for us, and we expect this competition will continue to increase as additional outsourcing companies enter the market and expand their operations. In particular, there may be limited availability of qualified middle and upper management candidates. We have benefited from a suitable supply of college graduates in the Philippines. If this favorable supply changes due to increased competition, it could affect the availability and the cost of customer service associates and increase our attrition rate.

Wages are generally higher for employees performing data analytics services and risk and financial management services than for employees performing CRM and BPO services. As the scale of our data analytics services and our risk and financial management services increases, wages as a percentage of revenues will likely increase. Wage increases in the long term may reduce our profit margins. Additionally, because substantially all of our employees based outside the United States are paid in local currency, while our revenues are collected in other currencies (primarily in U.S. dollars, the Euro and U.K. pounds sterling), our employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates between these currencies fluctuate significantly.

We have not experienced significant union activity or organized labor activity in the past. There can be no assurance that we will not experience increased union organizing activity in the future. Such organization could increase our cost of labor, limit our ability to modify work schedules and cause work stoppage.

Our profitability will be adversely affected if we do not maintain sufficient capacity utilization.

Our profitability is influenced significantly by the capacity utilization of our service centers. Because our business consists of inbound contacts from end-users, we have no control of when or how many end user customer contacts are made. Moreover, we have significantly higher utilization during peak (week day) periods than during off-peak (night and weekend) periods and therefore we need to reserve capacity at our service centers to anticipate peak periods. In the future, we may consolidate or close under-performing service centers in order to maintain or improve targeted utilization and margins. If we close service centers in the future due to insufficient customer demand, we may be required to record restructuring or impairment charges, which could adversely impact our business, results of operations and financial condition. There can be no assurance that we will be able to achieve or maintain optimal service center capacity utilization.

Many of our existing or emerging competitors are better established and have significantly greater resources, which may make it difficult to attract and retain clients and grow revenues.

The market in which we compete is highly competitive and fragmented. We expect competition to persist and intensify in the future. Our competitors include small firms offering specific applications, divisions of large entities, large independent firms and, most significantly, the in-house operations of clients or potential clients.

Because we compete with the in-house operations of existing or potential clients, our business, results of operations, financial condition and cash flows could be adversely affected if our existing clients decide to provide CRM and other BPO solutions that currently are outsourced or if potential clients retain or increase their in-house customer service and product support capabilities. In addition, competitive pressures from current or future competitors or in-house operations could cause our services to lose market acceptance or result in significant price erosion, which would have a material adverse effect upon our business, results of operations, financial condition and cash flows. Some of our clients may in the future seek to consolidate services that we provide, which may in turn reduce the amount of work we perform for them.

Some of our existing and future competitors have greater financial, human and other resources, longer operating histories, greater technological expertise, more recognizable brand names and more established relationships than we do in the industries that we currently serve or may serve in the future. Some of our competitors may enter into merger, strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs. Increased competition, pricing pressure or loss of market share could reduce our operating margin, which could harm our business, results of operations, financial condition and cash flows.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial position and operating results.

We may pursue acquisitions of companies or assets in order to enhance our market position and/or expand the types of services that we offer to our clients and may enter geographic markets where we do not currently conduct business. We may also acquire minority interest in companies or enter into joint venture arrangements with other parties, which may include existing clients. We may also pursue certain acquisitions on an unsolicited basis, which may cause management distractions and increased legal costs. We may not be able to find suitable acquisition candidates and we may not be able to consummate such acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot be sure that they will ultimately strengthen our competitive position, or that our clients, employees or investors will not view them negatively. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our indebtedness, liabilities, exposure to different legal regimes and/or regulations, and expenses and harm our operating results or financial condition. We may not be able to successfully integrate these acquisitions into our operations and may lose key clients, employees, members of management or not achieve the synergies and other benefits expected from the acquisition or investment. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, results of operations, financial condition and cash flows.

Our business depends on uninterrupted service to our clients. A system failure or labor shortage could cause delays or interruptions of service, which could cause us to lose clients.

Our operations are dependent upon our ability to protect our service centers, computer and telecommunications equipment and software systems against damage or interruption from fire, power loss, telecommunications interruption or failure, natural disaster, breaches in data and technology security integrity and other similar events in order to provide our clients with reliable services. Additionally, we depend on our employees to perform our services on behalf of our clients. If employees miss work due to labor shortages, natural disasters and other similar events, our ability to provide our clients with reliable services will be hindered. Some of the events that could adversely affect our ability to deliver reliable service include physical damage to our network operations centers; disruptions, power surges or outages to our computer and telecommunications technologies which are beyond our control; sabotage or terrorist attacks, and cyber attacks or data theft; software defects; fire or natural disasters such as typhoons, hurricanes, floods and earthquakes; and labor shortages or walk-outs.

Technology is a critical foundation in our service delivery. We utilize and deploy internally developed and third party software solutions that is often customized by us across various hardware and software environments. We operate an extensive internal voice and data network that links our global sites together in a multi-hub model that enables the rerouting of call volumes. We also rely on multiple public communication channels for connectivity to our clients. Maintenance of and investment in these foundational components are critical to our success. If the reliability of technology or network operations fall below required service levels, or a systemic fault affects the organization broadly, business from our existing and potential clients may be jeopardized and cause our revenue to decrease.

If we experience a temporary or permanent interruption at one or more of our service centers and/or data centers, through casualty, operating malfunction, labor shortage or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to affected clients or allow some clients to terminate or renegotiate their contracts with us. Although we maintain property, business interruption and general liability insurance, including coverage for errors and omissions, there can be no assurance that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The occurrence of errors could result in a loss of data to us or our clients, which could cause a loss of revenues, failure to achieve product acceptance, increased insurance costs, product returns, legal claims, including product liability claims, against us, delays in payment to us by clients, increased service and warranty expenses or financial concessions, diversion of resources, injury to our reputation, or damages to our efforts to build brand awareness, any of which could have a material adverse effect on our market share and, in turn, our business, results of operations, financial condition and cash flows.

We are subject to United States and foreign jurisdiction laws relating to individually identifiable information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and negatively impact our operations.

We process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous U.S. (both federal and state) and foreign jurisdiction laws and regulations designed to protect individually identifiable information, including social security numbers, financial and health information. For example, in 1996, Congress passed the Health Insurance Portability and Accountability Act and as required therein, the Department of Health and Human Services established regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable health information. We have taken measures to comply with each of those regulations on or before the required dates. Other U.S. (both federal and state) and foreign jurisdiction laws apply to the processing of individually identifiable information as well, and additional legislation may be enacted at any time. Failure to comply with these types of laws may subject us to, among other things, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow.

Unauthorized disclosure of sensitive or confidential data could expose us to protracted and costly litigation, penalties and may cause us to lose clients.

We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations and with our partners and clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential data. As a result, we are subject to numerous federal and state laws and regulations designed to protect this information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or customer data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, results of operations, financial condition and cash flows.

We have a long selling cycle for our CRM and BPO services that requires significant funds and management resources and a long implementation cycle that requires significant resource commitments.

We have a long selling cycle for our CRM and BPO services for new clients, which requires significant investment of capital, resources and time by both our clients and us. Typically, before committing to use our services, potential clients require us to expend substantial time and resources educating them as to the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Our clients then evaluate our services before deciding whether to use them. Therefore, our selling cycle, which generally ranges from six to twelve months, is subject to many risks and delays over which we have little or no control, including our clients’ decision to choose alternatives to our services (such as other providers or in-house offshore resources) and the timing of our clients’ budget cycles and approval processes. In addition, we may not be able to successfully conclude a contract after the selling cycle is complete.

Implementing our services involves a significant commitment of resources over an extended period of time from both our clients and us. Our clients may also experience delays in obtaining internal approvals or delays associated with technology or system implementations, thereby delaying further the implementation process. Our clients and future clients may not be willing or able to invest the time and resources necessary to implement our services, and we may fail to close sales with potential clients to which we have devoted significant time and resources, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Once we are engaged by a client, it may take us several months before we start to recognize significant revenues.

When we are engaged by a client after the selling process for our CRM and BPO services, it takes from four to six weeks to integrate the client’s systems with ours and up to three months thereafter to ramp up our services and staff levels, including hiring and training qualified service professionals and technicians, to the client’s requirements. Depending on the complexity of the processes being implemented, these time periods may be significantly longer. Implementing processes can be subject to potential delays similar to certain of those affecting the selling cycle. Therefore, we do not recognize significant revenues until after we have completed the implementation phase.

If we are unable to adjust our pricing terms or the mix of products and services we provide to meet the changing demands of our CRM and BPO clients and potential CRM and BPO clients, our business, results of operations and financial condition may be adversely affected.

Industry pricing models are evolving, and we anticipate that clients may increasingly request transaction-based pricing. This pricing model will place additional pressure on the efficiency of our service delivery so that we can maintain reasonable operating margins. If we are unable to adapt our operations to evolving pricing protocols, our results of operations may be adversely affected or we may not be able to offer pricing that is attractive relative to our competitors.

In addition, the CRM and BPO services we provide to our clients, and the revenues and income from those services, may decline or vary as the type and quantity of services we provide under those contracts changes over time, including as a result of a shift in the mix of products and services we provide. Furthermore, our clients, some of which have experienced rapid changes in their prospects, substantial price competition and pressures on their profitability, have in the past and may in the future demand price reductions, automate some or all of their processes or change their outsourcing strategy by moving more work in-house or to other providers, any of which could reduce our profitability. Any significant reduction in or the elimination of the use of the services we provide to any of our clients, or any requirement to lower our prices, would harm our business.

We depend on third-party technology that, if it should become unavailable, contain defects, or infringe on another party’s intellectual property rights, could result in increased costs or delays in the production and improvement of our products or result in liability claims.

We license critical third-party software that we incorporate into our services on a non-exclusive basis. We customize the third-party software in many cases to our specific needs and content requirements. If our relations with any of these third-party software providers are impaired or the third-party software infringes upon another party’s intellectual property rights, our business could be harmed. The operation of our business would also be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects or viruses in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software. If the cost of licensing any of these third-party software products increases, our gross margin levels could significantly decrease.

If we are unable to keep pace with technological changes, our business will be harmed.

Our business is highly dependent on our computer and telecommunications equipment, infrastructure and software capabilities. Our failure to maintain the competitiveness of our technological capabilities or to respond effectively to technological changes could have a material adverse effect on our business, results of operations or financial condition. Our continued growth and future profitability will be highly dependent on a number of factors, including our ability to:

•	expand our existing solutions offerings;

•	achieve cost efficiencies in our existing service center operations;

•	introduce new solutions that leverage and respond to changing technological developments; and

•	remain current with technology advances.

There can be no assurance that technologies, applications or services developed by our competitors or vendors will not render our products or services non-competitive or obsolete, that we can successfully develop and market any new services or products, that any such new services or products will be commercially successful or that the integration of automated customer support capabilities will achieve intended cost reductions. In addition, the inability of equipment vendors and service providers to supply equipment and services on a timely basis could harm our operations and financial condition.

Defects or errors within our software could adversely affect our business and results of operations.

Design defects or software errors may delay software introductions or reduce the satisfaction level of clients and may have a materially adverse effect on our business and results of operations. Our software is highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and/or correct. Since both our clients and we use our software to perform critical business functions, design defects, software errors or other potential problems within or outside of our control may arise from the use of our software. It may also result in financial or other damages to our clients, for which we may be held responsible. Although our license agreements with our clients often contain provisions designed to limit our exposure to potential claims and liabilities arising from client problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. Claims and liabilities arising from client problems could result in monetary damages to us and could cause damage to our reputation, adversely affecting our business and results of operations.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include, in each Annual Report on Form 10-K beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2009, management’s assessment of the effectiveness of Stream’s internal control over financial reporting. Furthermore, our independent registered public accounting firm will be required for the fiscal year ending December 31, 2010 to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting. If we fail to timely complete the development of our internal controls and management, are unable to make this assessment, or if our independent registered public accounting firm cannot timely attest to whether management’s assessment of the effectiveness of internal controls over financial reporting is fairly stated in all material respects, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls and the reliability of our financial statements.

Any future acquisitions and other material changes in our operations likely will require us to expand and possibly revise our disclosure controls and procedures, internal controls and related corporate governance policies. In addition, these laws and regulations relating to effectiveness of internal controls over financial reporting are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If our efforts to comply with these laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, we could be subject to regulatory sanctions and our reputation may be harmed.

The industries in which we operate are continually evolving. Our services may become obsolete, and we may not be able to develop competitive services on a timely basis or at all.

The CRM and BPO service industry is characterized by rapid technological change, competitive pricing, frequent new service introductions and evolving industry standards. The success of our company will depend on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with this reliance on technological development, such as:

•	competition from service providers using other means to deliver similar or alternative services;

•	realizing economies of scale on a global basis (including conducting future business in places such as Eastern Europe, China, Japan and South America);

•	responding successfully to advances in competing technologies and network security in a timely and cost-effective manner; and

•	existing, proposed or undeveloped technologies that may render our services less profitable or obsolete.

If we fail to manage future growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We plan to expand our business. We anticipate that this expansion will require substantial management effort and significant additional investment in infrastructure, service offerings and service center expansion. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. Future growth of our company will place a significant strain on managerial, administrative, operational, financial and other resources. If we are unable to manage growth successfully, our business will be harmed.

Government regulation of our industry and the industries we serve may increase our costs and restrict the operation and growth of our business.

Both the U.S. Federal and various state governments regulate our business and the outsourced business services industry as a whole. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 broadly authorizes the FTC to issue regulations restricting certain telemarketing practices and prohibiting misrepresentations in telephone sales. The FTC regulations implementing this Act are commonly referred to as the Telemarketing Sales Rule. Our operations outside the United States are also subject to regulation. In addition to current laws, rules and regulations that regulate our business, bills are frequently introduced in Congress to regulate the use of credit information. We cannot predict whether additional Federal or state legislation that regulates our business will be enacted. Additional Federal or state legislation could limit our activities or increase our cost of doing business, which could cause our operating results to suffer.

We could be subject to a variety of regulatory enforcement or private actions for our failure or the failure of our clients to comply with these regulations. Our results of operations could be adversely impacted if the effect of government regulation of the industries we serve is to reduce the demand for our services or expose us to potential liability.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

An outbreak of a pandemic, flu or other disease, or the threat of a pandemic, flu or other disease, may adversely impact our ability to perform our services or may adversely impact client and consumer demand.

We have a large number of employees across the world in many different countries with different levels of healthcare monitoring. Most of these employees work in relatively close proximity to each other in our service centers. A significant or widespread outbreak of a pandemic, such as the flu or other contagious illness, or even a perceived threat of such an outbreak, could cause significant disruptions to our employee base and could adversely impact our ability to provide our services and deliver our products. This could have a significant impact on our business and our results of operations.

Risks Related to Our Common Stock

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

The value of our common stock and warrants may be adversely affected by market volatility.

The market price of our shares and warrants has been highly volatile and subject to wide fluctuations. In addition, the trading volume in our shares and warrants fluctuates and causes significant price variations to occur. If the market prices of our shares and warrants decline significantly, you may be unable to resell your shares and warrants at or above your purchase price, if at all. We cannot assure you that the market price of our shares and warrants will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our shares and warrants or result in fluctuations in the price or trading volume of our shares and warrants include:

•	significant volatility in the market price and trading volume of comparable companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	the exercise of participation rights held by certain of our stockholders in connection with the exercise of our warrants;

•	announcements of technological innovations, new products, strategic alliances or significant agreements by us or by our competitors;

•	general economic conditions and trends;

•	catastrophic events; or

•	recruitment or departure of key personnel.

The control that our financial sponsors have over us and provisions in our organizational documents and Delaware law might limit your ability to influence the outcome of key transactions, including a change in control, and, therefore, depress the trading price of our common stock.

Our financial sponsors, Ares Corporate Opportunities Fund II, L.P. (“Ares”), NewBridge International Investment Ltd. (“NewBridge”) and EGS Dutchco B.V. (“Dutchco”), collectively own approximately 88% of our common stock and are parties to a stockholders agreement that restricts our ability to undertake certain actions. Therefore, our financial sponsors collectively are able to determine the outcome of all matters requiring stockholder approval, are able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. The market price of our shares could be adversely affected to the extent that this concentration of ownership and stockholders agreement, as well as provisions of our organizational documents, discourage or impede potential takeover attempts that our other stockholders may favor. Furthermore, our financial sponsors may, in the future, own businesses that directly or indirectly compete with us. Our financial sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Provisions in our organizational documents and Delaware law may also discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. For example, our organizational documents require advance notice for proposals by stockholders and nominations, place limitations on convening stockholder meetings and authorize the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. Moreover, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control.

Our outstanding warrants have been, and in the future may be, exercised and trigger the exercise of certain participation rights held by our major stockholders, which have increased, and in the future would increase, the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of our common stock.

On November 4, 2009, pursuant to an agreement with Ares, we bought 425,000 of its public warrants at a price of $0.15 per warrant for a total of $63,750. In addition, 11,023 of our publicly traded warrants have been exercised for a total exercise price of $66,138. As of November 6, 2009, there were 20,091,517 shares subject to outstanding warrants, including 1,283,245 shares of common stock underlying warrants embedded in our units. To the extent that additional warrants are exercised, additional shares of our common stock will be issued, which will result in further dilution to our stockholders and increase the number of shares eligible for resale in the public market. In addition, the exercise of any of our publicly traded warrants triggers contractual participation rights for Ares, NewBridge and Dutchco, pursuant to which they would have the right to purchase from us 2.4364 additional shares of common stock at $6.00 per share for each of our publicly traded warrants that are exercised. In connection with the exercise of 11,023 of our publicly traded warrants, Ayala Corporation exercised its contractual participation rights to purchase an additional 25,856 shares of common stock at $6.00 per share, for a total exercise to date of 55,120 shares. Sales in the public market of substantial numbers of shares acquired through either the exercise of these participation rights or the exercise of these warrants could adversely affect the market price of our shares.

We do not expect to pay any dividends on our common stock for the foreseeable future.

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, we are restricted from paying dividends in certain circumstances under the terms of the indenture governing our Notes and the ABL Credit Facility. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

We may redeem the warrants issued as a part of our publicly traded units at any time in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (1) to exercise the warrants and pay the exercise price therefore at a time when it may be disadvantageous for the holders to do so, (2) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (3) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

We have broad discretion in the use of the net proceeds from the exercise of the warrants and may not use them effectively.

We cannot specify with certainty the particular uses of the net proceeds we will receive from the exercise of the warrants. Our management will have broad discretion in the application of the net proceeds. Accordingly, you will have to rely upon the judgment of our management with respect to the use of the proceeds, with only limited information concerning management’s specific intentions. Our management may spend a portion or all of the net proceeds from this offering in ways that our stockholders may not desire or that may not yield a favorable return. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from the exercise of the warrants in a manner that does not produce income or that loses value.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 14, 2009, certain stockholders, who, as of such date, collectively held 100% of the outstanding shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, “Preferred Stock”), and 92.5% of the outstanding shares of our common stock and Preferred Stock (on an as converted basis), as a single class, by written consent in lieu of a meeting, approved the following:

1.	The consummation of the transactions contemplated by a share exchange agreement (the “Exchange Agreement”) with EGS, EGS Dutchco B.V., a corporation organized under the laws of the Netherlands (“Dutchco”), and NewBridge International Investment Ltd., a British Virgin Islands company (“NewBridge” and together with Dutchco, the “EGS Stockholders”), including the issuance of 33,653,446 shares of our common stock to the EGS Stockholders (or, at our election, up to 9,800,000 shares of our non-voting common stock, par value $0.001 per share, in substitution for an equal number of shares of our common stock otherwise issuable to the EGS Stockholders or, at our election, $9,990 in cash in substitution for 1,885 shares of our common stock otherwise issuable to the EGS Stockholders); the issuance of additional shares of our common stock to satisfy any of our indemnification obligations under the Exchange Agreement; the issuance of 2.4364 shares of our common stock for each publicly traded warrant exercised (subject to adjustment for stock splits, stock dividends and similar events) pursuant to the exercise of participation rights granted pursuant to a stockholders agreement with Ares, Dutchco, NewBridge, R. Scott Murray and Trillium Capital LLC; and the issuance of 1,000,000 shares of our common stock to Ares in partial consideration for the surrender to us for cancellation of a warrant to purchase 7,500,000 shares of our common stock expiring in 2018 held by Ares.

2.	An amendment to our Third Amended and Restated Certificate of Incorporation, among other things, increasing the authorized capital stock and authorizing shares of non-voting common stock, par value $0.001 per share.

3.	An amendment to our Third Amended and Restated Certificate of Incorporation cancelling our Preferred Stock after the closing of the share exchange.

4.	An amendment to our 2008 Stock Incentive Plan increasing the number of shares of our common stock authorized for issuance thereunder from 5,000,000 to 10,000,000.

ITEM 6. EXHIBITS.

We are filing as part of this Report the Exhibits listed in the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAM GLOBAL SERVICES, INC.

November 6, 2009	BY:	/s/ R. SCOTT MURRAY
R. Scott Murray
Chairman, Chief Executive Officer, President and acting Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of August 14, 2009, among Stream Global Services, Inc., EGS Corp., EGS Dutchco B.V. and NewBridge International Investment Ltd. (1)

3.1	Certificate of Amendment of Certificate of Incorporation of Stream Global Services, Inc., filed with the Secretary of State of the State of Delaware on September 29, 2009. (2)

3.2	Certificate of Amendment of Certificate of Incorporation of Stream Global Services, Inc., filed with the Secretary of State of the State of Delaware on October 1, 2009. (2)

3.3	Form of Third Amended and Restated By-laws of Stream Global Services, Inc. (1).

4.1	Amended and Restated Registration Rights Agreement, dated as of August 14, 2009, among Stream Global Services, inc., Ares Corporate Opportunities Fund II, L.P., EGS Dutchco B.V., NewBridge International Investment Ltd., Mr. R. Scott Murray and certain stockholders of Stream Global Services, Inc. (1)

4.3	Letter Agreement, dated August 14, 2009, between Stream Global Services, Inc. and Ares Corporate Opportunities Fund II, L.P. (1)

10.1*	Form of Non-Qualified Stock Option Agreement.

10.2*	Form of Stock Option Agreement.

10.3*	Form of Restricted Stock Agreement.

10.4	Stockholders Agreement, dated as of October 1, 2009, among Stream Global Services, Inc., Ares Corporate Opportunities Fund II, L.P., EGS Dutchco B.V., NewBridge International Investment Ltd., Mr. R. Scott Murray and Trillium Capital LLC. (2)

31.1*	Principal Executive and Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive, Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated herein by reference to Stream’s Current Report on Form 8-K, filed with the SEC on August 20, 2009.
(2)	Incorporated herein by reference to Stream’s Current Report on Form 8-K, filed with the SEC on October 5, 2009.