Form 10-K/A
period 2009-12-31
Stream Global Services, Inc.
filed 2010-03-30
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file: 001-33739

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

None

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

There were 80,406,685 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of March 16, 2010, which includes shares of common stock that are part of the Registrant’s outstanding, publicly traded units.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of Stream Global Services (the “Registrant” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2010, for the purpose of amending the following: Items 10, 11, 12, 13 and 14. This Amendment No. 1 on Form 10-K/A does not change or update any of the other disclosure contained in the original Form 10-K. In accordance with SEC rules, new certifications relating to this Amendment No. 1 are also being filed herewith.

STREAM GLOBAL SERVICES, INC.

FORM 10-K/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

See “Management” under Item 1 of our Annual Report on Form 10-K filed with the SEC on March 10, 2010 for information about each of our executive officers, including his or her age, position with Stream, the length service at each position held and business experience for at least the past five years. Our Board of Directors elects our officers annually, and officers serve until they resign or their positions have been terminated. There are no family relationships among any of our directors and executive officers.

Board of Directors

Qualifications

The members of our Board of Directors were elected in accordance with a certain Stockholders Agreement (“Stockholders Agreement”), dated as of October 1, 2009, among Stream, Ares Corporate Opportunities Fund II, L.P. (“Ares”), NewBridge International Investment Ltd. (“NewBridge”), EGS Dutchco B.V. (“Dutchco” and together with NewBridge, the “EGS Stockholders”), R. Scott Murray and Trillium Capital LLC. (“Trillium”). Ares, NewBridge and Dutchco are referred to, respectively, as the Ares Significant Investor, the Ayala Significant Investor and the PEP Significant Investor, and are referred to collectively as the “Significant Investors.”

Pursuant to the Stockholders Agreement, each (a) Significant Investor and (b) other party to such agreement (excluding Mr. Murray and Trillium) that owns, together with its affiliates, at least 5% of the then outstanding shares of our common stock agrees to vote all of its shares of our common stock to elect up to eleven members of our Board of Directors as follows:

•	up to three members designated by the Ares Significant Investor as long as certain share ownership conditions are met;

•	up to three members designated by the Ayala Significant Investor and the PEP Significant Investor as long as certain share ownership conditions are met;

•

one member who satisfies applicable director independence requirements for continued listing of our common stock (an “Independent Director”) designated by the Ares Significant Investor as long as certain share ownership conditions are met (and thereafter by our Board of Directors with the approval of a majority of the members of our Board of Directors, which majority must, subject to certain conditions, include one member designated by each of the Significant Investors (“Requisite Board Approval”));

•

one Independent Director designated by the Ayala Significant Investor and the PEP Significant Investor as long as certain share ownership conditions are met (and thereafter by our Board of Directors with Requisite Board Approval);

•	two Independent Directors designated by our Board of Directors with Requisite Board Approval; and

•	one member who holds the position of our Chief Executive Officer.

In addition to the foregoing voting requirements and designation rights, as long as it or they own at least 25% of the shares of our common stock it or they owned at the closing of the Combination (in all cases, together with their respective affiliates), each of (a) the Ares Significant Investor and (b) the Ayala Significant Investor and the PEP Significant Investor is entitled to designate members of each committee of our Board of Directors (other than special committees where a conflict of interest exists) in an equal proportion to their Board of Directors designation rights (other than for Independent Directors).

Also pursuant to the Stockholders Agreement, as long as Alfredo Ayala is a director designated by the Ayala Significant Investor and the PEP Significant Investor, he will serve as the Vice Chairman of our Board of Directors.

Below is information about each member of our Board of Directors, including age, period of service as a director of Stream and committees of our Board on which he or she serves, principal occupation and business experience during the past five years and the names of other publicly held companies of which he or she serves as a director. Information about the number of shares of common stock beneficially owned by each director appears below in the section titled, “Security Ownership of Certain Beneficial Owners and Management.” Also see the section below titled, “Certain Relationships and Related Transactions.” There are no family relationships among any of the directors and Named Executive Officers of Stream.

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships
R. Scott Murray Chairman of the Board	46	June 2007	R. Scott Murray, our founder, has served as Chairman of the Board of Directors, Chief Executive Officer and President since our inception on June 26, 2007. From February 2006 to February 2008, Mr. Murray served as non-executive chairman of the board of Protocol Communications, Inc., a privately held provider of fully integrated marketing services in the business process outsourcing sector. In 2006, he served as chief executive officer and a director of 3Com Corporation and the chairman of the board of H3C, a joint venture operating in mainland China with Huawei Technologies. From August 2002 to August 2004, Mr. Murray served as chief executive officer and a director of Modus Media, Inc., a privately held business process outsourcer in the global supply chain and hosting services sector. Modus had operations around the world, including in North America, Mexico, Europe and Asia (including five locations in mainland China). From January 2000 until January 2002, following its acquisition in 2001 by Solectron Corporation, Mr. Murray served as president and chief operating officer of Stream International, Inc. (a predecessor company to Stream Global Services). From February 1994 through May 1999, Mr. Murray served as the executive vice president and chief financial officer of The Learning Company, which was a publicly traded consumer software company. Mr. Murray is a Canadian chartered accountant and a graduate of the University of Western Ontario and holds a finance and administration degree. We believe Mr. Murray’s qualifications to serve on our Board of Directors include his 16 years of experience serving in executive positions at companies such as 3Com and Stream International, Inc., a predecessor to Stream Global Services, and his extensive experience in the BPO industry.

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships
Alfredo I. Ayala Compensation Committee	49	October 2009	Alfredo I. Ayala has served as a member of our Board of Directors since October 1, 2009. He was elected to our board pursuant to the Stockholders Agreement by the Ayala Significant Investor and the PEP Significant Investor. Mr. Ayala has been a managing director of Ayala and a member of its management committee since May 2006. He is chief executive officer of LiveIt Investments Ltd., which is the BPO investment arm of Ayala, and is a member of the board of directors of NewBridge International Investments Ltd., Integreon, Inc., Affinity Express Holdings Limited and HRMall Holdings Limited. From February 2004 to December 2009, Mr. Ayala was the chairman of the board of eTelecare Global Solutions, Inc. Prior to eTelecare, he was chairman of SPi Technologies, partner at Crimson Investment, an international private equity firm, and managing director and co-founder of MBO Partners, an Asian private equity firm. Mr. Ayala is chairman of the Business Processing Association of the Philippines (BPA/P). Mr. Ayala holds a double-major B.A. degree in Development Studies and Economics from Brown University (with Honors) and an MBA from Harvard University. We believe Mr. Ayala’s qualifications to serve on our Board of Directors include his extensive leadership experience in the BPO industry, most notably his five years as the chairman of eTelecare and his role as the CEO of LiveIt.

Gerardo C. Ablaza, Jr. Nominating Committee	56	October 2009	Gerardo C. Ablaza, Jr., has served as a member of our Board of Directors since October 1, 2009. He was elected to our board pursuant to the Stockholders Agreement by the Ayala Significant Investor and the PEP Significant Investor. Since June 1997, Mr. Ablaza has been a senior managing director of Ayala and a member of its management committee. He is a member of the board of directors of Bank of the Philippine Islands, BPI Family Savings Bank, Inc., BPI Card Finance Corporation, Azalea Technology Investments, Inc. and Asiacom Philippines, Inc. From April 2009 to December 2009, Mr. Ablaza was the deputy chief executive officer of AC Capital. He assumed the title of chief executive officer of AC Capital in January 2010 with directorship positions in HRMall Holdings Limited, LiveIt Investments Limited, Integreon, Inc., Affinity Express Holdings Limited and NewBridge. From June 1997 to April 2009, Mr. Ablaza was president and CEO of Globe Telecom, Inc., and from October 2003 to April 2009, he was the chairman of the board of Innov Communications Inc. Before joining Ayala Corporation in 1997, Mr. Ablaza was vice-president and country business manager for the Philippines and Guam of Citibank, N.A. for its global consumer banking business. Prior to this position, he was vice-president for consumer banking of Citibank, N.A. Singapore. Mr. Ablaza graduated summa cum laude from De La Salle University in 1974 with a Bachelor of Arts degree in Mathematics (Honors Program). We believe Mr. Ablaza’s qualifications to serve on our Board of Directors include his 13 years serving as a managing director of Ayala, as well as in executive roles at leading telecommunications companies.

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships

G. Drew Conway Audit Committee	52	July 2007	G. Drew Conway has served as a member of our Board of Directors since July 2007. He has served as the chief executive officer and a director of Sagent Group, Inc., the management company of Sagent Healthstaff LLC, a healthcare-staffing company, which he founded in September 2002 and now serves as its chief executive officer and a director, and Sagent Partners Inc., an IT company providing strategic IT solutions to government agencies, which he founded in April 2006 and now serves as its chief executive officer and a director. Mr. Conway is the former chairman and chief executive officer of Renaissance Worldwide, Inc., a global provider of business and technology consulting services. Mr. Conway has served as New England Chapter President of the National Association of Computer Consulting Business for three terms. Mr. Conway received a bachelor’s degree from the University of Maryland. We believe Mr. Conway’s qualifications to serve on our Board of Directors include his more than 20 years of experience as a chief executive officer and director for global companies.

Paul G. Joubert, CPA Audit Committee	62	July 2008	Paul G. Joubert has served as a member of our Board of Directors since his retirement in July 2008 from PricewaterhouseCoopers LLP, or PWC, an international accounting firm. Since July 2008, Mr. Joubert has been the managing partner and founder of EdgeAdvisors, a privately held management consulting

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships
			organization. Mr. Joubert joined PWC in 1971. He was the Northeast marketing and sales market leader and partner in the Assurance practice, and prior to that, the leader of PWC’s Technology, InfoCom and Entertainment practice for the Northeast region of the United States. Prior to that, Mr. Joubert served as partner-in-charge of PWC’s Northeast Middle Market Group and chief of staff to the vice-chairman of domestic operations. Mr. Joubert is a graduate of Northeastern University, where he received a bachelor of science in finance and accounting. He is a member of numerous civic and professional associations including the Association for Corporate Growth and the Massachusetts Innovative and Technology Exchange, and he serves on the Board of Overseers of the Museum of Science. Mr. Joubert is a member of the board of directors of Phase Forward Incorporated, a leading provider of data management solutions for clinical trials and drug safety. He is also a member of the American Institute of Certified Public Accountants. We believe Mr. Joubert’s qualifications to serve on our Board of Directors include his 39 years of experience with PWC.

David B. Kaplan Compensation Committee	42	August 2008	David B. Kaplan has served as a member of our Board of Directors since August 2008. Mr. Kaplan is a Founding Member of Ares Management LLC, an alternative asset investment management firm where he serves as Senior Partner in the Private Equity Group and as a member of the firm’s Executive Committee. Mr. Kaplan joined Ares Management from Shelter Capital Partners, LLC where he served as a senior principal from 2000-2003. From 1991 through 2000, Mr. Kaplan was affiliated with, and a senior partner of, Apollo Management, L.P. and its affiliates. Prior to Apollo, Mr. Kaplan was a member of the Investment Banking Department of Donaldson, Lufkin & Jenrette Securities Corp. Mr. Kaplan currently serves on the boards of directors of Maidenform Brands, Inc., Orchard Supply Hardware Stores Corporation and General Nutrition Centers Inc. Mr. Kaplan also serves on the Board of Governors of Cedars-Sinai Medical Center and is a Trustee, Treasurer and Chairman of the Investment Committee of the Center for Early Education. He graduated with High Distinction, Beta Gamma Sigma from the University of Michigan School of Business Administration with a BBA concentrating in finance. We believe that Mr. Kaplan’s qualifications to serve on our Board of Directors include his 20 years of experience in investment banking and private equity.

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships
R. Davis Noell Nominating Committee	31	October 2009	R. Davis Noell has served as a member of our Board of Directors since October 1, 2009. He was elected to our Board of Directors pursuant to the Stockholders Agreement by the Ayala Significant Investor and the PEP Significant Investor. Mr. Noell is a vice president of Providence Equity Partners. Prior to joining Providence in 2003, Mr. Noell was an analyst in Deutsche Bank’s media investment banking group. He received a Bachelor of Arts with Honors from the University of North Carolina at Chapel Hill. We believe Mr. Noell’s qualifications to serve on our Board of Directors include his nine years of experience in investment and private equity.

Kevin T. O’Leary Audit Committee	55	July 2007	Kevin T. O’Leary has served as a member of our Board of Directors since July 2007. Mr. O’Leary is the chairman of O’Leary Funds Inc., the manager of the publicly traded family of global income balanced funds. Mr. O’Leary is the investor host of the Discovery Channel’s “Discovery Project Earth,” a series that explores innovative ways man could reverse global warming, co-host of the Lang O’Leary Exchange on the CBC News Network, Canada’s national business television specialty channel, and a cast member and investor in Sony Televisions’ venture capital reality show Dragon’s Den and ABC’s Shark Tank. Since May 2007, Mr. O’Leary has been a director and investor of Iqzone.com, an early stage wireless marketing company. Mr. O’Leary was a co-investor and co-founder of Storage Now, Canada’s leading developer of climate controlled storage facilities, from January 2003 until its March 2007 acquisition by In Storage REIT. In 1986, Mr. O’Leary co-founded SoftKey Software Products, which was later renamed The Learning Company. He served as president and a director of The Learning Company until May 1999 when it was acquired by Mattel, Inc. Mr. O’Leary received an honors bachelor degree in environmental studies and psychology from the University of Waterloo and a master’s of business administration from the University of Western Ontario, where he now serves on the executive board of The Richard Ivey School of Business. We believe that Mr. O’Leary’s qualifications to serve on our Board of Directors include his more than 20 years of leadership at The Learning Company and other companies, and his extensive business experience as the chairman of O’Leary Funds Inc.

Julie G. Richardson Compensation Committee	46	October 2009	Julie G. Richardson has served as a member of our Board of Directors since October 1, 2009. She was elected to our Board of Directors pursuant to the Stockholders Agreement by the Ayala Significant Investor and the PEP Significant Investor. Ms. Richardson is a managing director of Providence Equity, where she leads the New York office. Ms. Richardson is currently a director of Open Solutions, SunGard Data Systems and USIS. Prior to joining Providence in 2003, Ms. Richardson served as vice chairman of J.P. Morgan’s investment banking division and chairman of the firm’s telecom, media and technology group. Prior to joining J.P. Morgan in 1998, Ms. Richardson was a managing director at Merrill Lynch, where she spent over 11 years. She received a Bachelor of Business

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships
			Administration from the University of Wisconsin-Madison and spent a year studying finance at the Stanford Graduate School of Business. We believe that Ms. Richardson’s qualifications to serve on our Board of Directors include her more than 22 years of experience in investment banking and private equity.

Jeffrey B. Schwartz	35	August 2008	Jeffrey B. Schwartz has served as a member of our Board of Directors since August 2008. Mr. Schwartz is a principal in the Private Equity Group of Ares Management LLC, an alternative asset investment management firm. Prior to joining Ares Management in 2004, Mr. Schwartz was a vice president in the Financial Sponsors Group at Lehman Brothers where he specialized in providing acquisition advice to financial sponsors on potential leveraged buyouts. Prior to Lehman Brothers, Mr. Schwartz was with the Wasserstein Perella Group where he specialized in mergers and acquisitions and leveraged finance. Mr. Schwartz serves on the boards of directors of WCA Waste Corporation and GNC Corp. Mr. Schwartz graduated from the University of Pennsylvania’s Wharton School of Business with a BS in Economics. We believe that Mr. Schwartz’s qualifications to serve on our Board of Directors include his 13 years of experience in investment banking and private equity.

Nathan Walton Nominating Committee	32	August 2008	Nathan Walton has served as a member of our Board of Directors since August 2008. He was elected to our Board of Directors pursuant to the Stockholders Agreement by the Ares Significant Investor. Mr. Walton is a vice president in the Private Equity Group of Ares Management LLC, an alternative asset investment management firm. Mr. Walton joined Ares Management in 2006 in the Capital Markets Group of Ares Management LLC, and then joined the Private Equity Group in March 2007. He received a BA in Politics from Princeton University and a MBA from Stanford University. We believe that Mr. Walton’s qualifications to serve on our Board of Directors include his four years of experience in investment banking and private equity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock (“Reporting Persons”) to file reports with the SEC disclosing their ownership of and transactions in our common stock and other equity securities. Whenever a Reporting Person files such a report with the SEC, the Reporting Person is also required to send us a copy. Based solely on our review of reports that we have received from the Reporting Persons, we believe that all of the Reporting Persons complied with all Section 16(a) filing requirements during 2009.

Corporate Governance

Code of Business Conduct and Ethics and Board Committee Charters. We have adopted a written Code of Business Conduct and Ethics for all of our officers, employees and directors, and charters for our Audit, Compensation and Nominating committees of our Board of Directors. The charters of our Audit, Compensation and Nominating Committee give each of these committees the authority to retain independent legal, accounting and other advisors.

You can find our Code of Business Conduct and Ethics and the charters for our Audit, Compensation and Nominating Committees in the “corporate governance” section of our website, www.stream.com, or by contacting us at the address or telephone number set forth below. We intend to post on our website any disclosures that are required by law or NYSE Amex listing standards concerning amendments to, or waivers from, our Code of Business Conduct and Ethics.

Stream Global Services, Inc.

20 William Street, Suite 310

Wellesley, MA 02481

Attention: Legal Department

(781) 304-1800

Recommendation of Director Nominees by Shareholders. There have been no material changes in the last year to the procedures by which security holders may recommend director nominees to our Board of Directors.

Audit Committee. Our Audit Committee consists of Messrs. Joubert (Chairman), Conway and O’Leary, each of whom meets NYSE Amex criteria for independence and SEC criteria for independent audit committee members and is able to read and understand financial statements. In addition, our Board has determined that Mr. Joubert is an “audit committee financial expert” as defined by SEC rules.

Compensation Committee. Our Compensation Committee consists of Messrs. Kaplan (Chairman) and Ayala, and Ms. Richardson, each of whom meets NYSE Amex criteria for independence. Our Board of Directors established a Section 162(m) Committee for the purpose of recommending to our Compensation Committee cash and equity compensation payments and awards to “covered persons” under Section 162(m) of the Internal Revenue Code. Our Section 162(m) Committee consists of Messrs. Conway, Joubert and O’Leary.

Nominating Committee. Our Nominating Committee consists of Messrs. Walton (Chairman), Ablaza and Noell, each of whom meets NYSE Amex criteria for independence.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis (“CD&A”) discusses our overall compensation philosophy, objectives and practices for our senior management team, with an emphasis on the analysis used to determine the total compensation of our principal executive officer, principal financial officer and the three other most highly compensated executive officers, each of whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2009, whom we refer to collectively as our Named Executive Officers.

We have designed our compensation policies to attract and retain high quality executives and employees and to motivate and reward our executives and employees for superior company performance. Our compensation philosophy is based on a desire to balance retention of executive talent with pay for performance-based incentive compensation. Our incentive compensation programs are designed to reward our Named Executive Officers for our sustained financial and operating performance. We believe that the compensation of Named Executive Officers should align their interests with those of our shareholders and focus their behavior on the achievement of short-term corporate targets as well as long-term business objectives and strategies. It is the responsibility of the Compensation Committee of our Board of Directors, which is comprised entirely of directors who satisfy the NYSE Amex “independence” requirements, to establish and administer our compensation practices to ensure that these practices are competitive and include incentives designed to appropriately drive our performance.

Compensation Philosophy and Objectives

Our Compensation Committee reviews and approves all compensation for our executive officers, including salary, bonus, equity compensation, perquisites, severance arrangements and change in control benefits.

Our Compensation Committee has a two-fold philosophy regarding the total compensation of our executive officers, which consists primarily of base salary, target annual cash bonus and estimated value of stock-based awards. First, the Compensation Committee seeks to balance our desire to retain our executives with our short and long-term performance objectives. Second, the Compensation Committee seeks to ensure that our executive compensation is competitive by targeting the total compensation of each executive to be between the 45th and 75th percentiles of our compensation peer group and survey group of companies described below.

In 2009, our Compensation Committee retained an independent compensation consultant, Pearl Meyer and Partners, or PMP, to assist with its review of the compensation of our executives. PMP reports directly to the Compensation Committee. PMP conducted market research and developed recommendations for the compensation of our Chief Executive Officer and other executives. Our Chief Executive Officer also makes recommendations to the Compensation Committee about the compensation of the other executive officers based on their achievements. While the Compensation Committee is solely responsible for approving executive compensation, our Senior Vice President of Human Resources and other members of our human resources department support the work of the Compensation Committee and PMP. The Compensation Committee meets periodically in executive session without management present.

With the help of PMP, our Compensation Committee selected a peer group of companies that we considered in determining the compensation of our executive officers. Our peer group of companies for 2009 was selected based on a balance of the following criteria:

•	companies whose services offered, revenue and market capitalization as of June 2009, when the peer group was determined, and based on 2008-2009 data for the peer group companies, were similar to ours;

•	companies with similar executive positions to ours;

•	public companies whose compensation and financial data are available in proxy statements or other public documents; and

•	companies that generally overlap with us in the labor market for talent.

This peer group differs from the peer group used in 2008, which was based on the types of services we offer, and our revenue and market capitalization as of June 2008. The peer groups for 2008 and 2009 were as follows:

2008 Peer Group	2009 Peer Group
3Com Corp.	Administaff Inc.
CBIZ Inc.	CBIZ Inc.
CMGI Inc.	Convergys Corp.
Gevity HR Inc.	CSG Systems Intl Inc.
Harte Hanks Inc.	Genpact Ltd.
ICT Group Inc.	Harte Hanks Inc.
Lionbridge Technologies	Hewitt Associates Inc.
PRG-Schultz International Inc.	Moduslink Global Solutions
StarTek Inc.	Sykes Enterprises Inc.
Sykes Enterprises Inc.	Syntel Inc.
Teletech Holdings Inc.	Teletech Holdings Inc.
WNS (Holdings) Ltd.

In addition to the peer group, PMP also used data from a survey group in its executive compensation analysis, especially for executive positions for which our peer group companies did not publicly disclose compensation information. The survey group for 2009 consisted of the 2009 CHiPS Executive and Senior Management Total Compensation Survey with a technology industry focus and a confidential survey with a services industry focus. The survey group for 2008 consisted of the 2007 CHiPS Executive and Senior Management Total Compensation Survey with a technology industry focus and the 2007 Aspen Publishers Executive Compensation Report with a services industry focus.

Components of Executive Compensation

Our executive compensation consists primarily of three components: base salary, annual bonuses under our management incentive plan, and stock-based awards.

Base salary. In determining the base salaries of our Named Executive Officers, the Compensation Committee generally targets the median of the salaries of comparable executives in our peer group of companies and our survey group. For 2008 and 2009, the base salary of each of our Named Executive Officers was in approximately the 45th to 60th percentile range of our peer group and survey group.

The salaries for each of our Named Executive Officers for the fiscal years ended December 31, 2008 and 2009 are set forth in the table entitled “Summary Compensation” below. As a result of our Compensation Committee’s goal of providing competitive base salaries to our executive officers at the median of our peer group, in 2009, our Compensation Committee approved increases of approximately 8% in the base salaries of Mr. Dechant and Ms. Flaherty.

Annual bonuses under our management incentive plan. The objective of our management incentive plans is to ensure that our executives focus on our company’s overall financial performance and not solely on individual performance. By tying the payment of bonuses to the financial goals of the company, we believe that our executives are properly motivated to achieve both our short and long-term goals. For fiscal year 2009, the annual cash bonuses for our Named Executive Officers under our 2009 management incentive plan were targeted to be 60% of their base salary. We believe that these levels of cash bonuses provide an important incentive for our executive officers to contribute to our success as a company. If we perform well, our executives have an opportunity to earn significant additional compensation over and above their base salaries, and if we do not perform well, then our executives’ earning potential is significantly reduced.

Our management incentive plans are designed such that each participant in the plan, including our Named Executive Officers, is eligible to receive a cash incentive award based on our achievement of a certain percentage of Adjusted EBITDA (as defined in the applicable management incentive plan). Based on the level of Adjusted EBITDA that we achieve, the Compensation Committee will determine the target payout, if any, to be awarded to the participants.

Our 2009 management incentive plan provided that if we achieved between 81% and 100% of the Adjusted EBITDA target, then our Named Executive Officers and other eligible employees would be eligible to receive between 5% and 100% of their target bonuses. If we over-achieved our Adjusted EBITDA target, then our Named Executive Officers and other eligible employees would receive between 100% and 200% of their target bonuses, with R. Scott Murray, our President and Chief Executive Officer, being eligible to earn a bonus equal to between 0% and 200% of his base salary, and our other Named Executive Officers being eligible to earn bonuses equal to between 0% and 120% of their annual base salaries. In the event that we achieved 80% or less of the Adjusted EBITDA target, however, then the Company was not obligated, but has the discretion, to pay bonuses to any participant in the 2009 management incentive plan.

Although we did not achieve our Adjusted EBITDA target for fiscal year 2009, the Compensation Committee exercised its discretion under the 2009 management incentive plan and awarded bonuses to certain plan participants, including our Named Executive Officers, after determining that the efforts expended and results achieved by the Company in light of current challenging economic times, the successful closing of our combination with eTelecare Global Solutions, Inc. (“eTelecare”), and the successful integration of the eTelecare business, merited recognition and reward. The bonus amounts that each of our Named Executive Officers received for 2008 and 2009 are set forth below in the section titled, “Summary Compensation” and “Grants of Plan-Based Awards.”

In February 2010, our Compensation Committee approved our 2010 management incentive plan, pursuant to which:

•

if we achieve Adjusted EBITDA of at least $80 million, but less than $90 million, then our Named Executive Officers and other participants will be eligible to receive between 50% and 95% of their target bonuses;

•	if we achieve Adjusted EBIDTA of at least $90 million but less than $95.4 million, then our Named Executive Officers and other participants will be eligible to receive 100% of their target bonuses;

•

if we achieve Adjusted EBITDA greater than $95.4 million, then our Named Executive Officers and other participants are eligible to receive accelerators for over-achievement, consisting of a bonus ranging between 110% and 200% of their target bonuses; and

•	if we do not achieve a minimum of $80 million in Adjusted EBITDA, then the Company is not obligated, but has the discretion, to pay bonuses to any participant under the 2010 management incentive plan.

The bonus amounts that each of our Named Executive Officers were eligible to receive under our 2009 management incentive plan if we achieve our Adjusted EBITDA goals for 2009 are set forth in the table entitled “Grants of Plan-Based Awards” below.

Under our 2009 executive sales commission plan for our fiscal year ended December 31, 2009, Robert Dechant, our Executive Vice President, Global Sales and Marketing, was eligible to earn quarterly commissions equal to between 0% and 40% of his base salary if we achieved our revenue and gross margin goals for each quarter and the full year. 75% of Mr. Dechant’s commission was based upon our achievement of quarterly and annual revenue goals, and 25% of his commission was based on our achievement of quarterly and annual gross margin goals. In addition, Mr. Dechant was eligible to earn additional commissions if we over-achieved our revenue and gross margin goals, based on the amount of such over-achievement. For our fiscal year ended December 31, 2009, Mr. Dechant received a bonus equal to approximately 13% of his base salary, or $37,500, in sales commissions.

Under our 2010 executive sales commission plan for our fiscal year ending December 31, 2010, Mr. Dechant is eligible to earn total cash commissions equal to 0% to 40% of his base salary if we achieve our revenue and gross margin goals for each quarter and the full yearas set forth below. Mr. Dechant’s commissions are based 75% on our achievement of our quarterly and annual revenue goals and 25% on our achievement of our quarterly and annual gross margin percentage goals, each as set forth in our annual budget for our fiscal year ending December 31, 2010. In addition, Mr. Dechant is eligible to earn additional commissions if we over-achieve our revenue and gross margin goals, based on the amount of such over-achievement. Mr. Dechant is not eligible for any commission under our 2010 executive sales commission plan for a particular quarter or the year unless we achieve at least 96% of our revenue goal and at least 97.5% of our gross margin goal for that quarter or the year. If we achieve between 96% and 100% of our revenue goal and 97.5% and 100% of our gross margin goal for a quarter or the year, then Mr. Dechant is eligible to receive up to 100% of his target commission for that quarter or the year. If (i) our actual revenue for the year is in excess of our revenue goal for the full year and (ii) we achieve at least 100% of our gross margin goal for the year, then Mr. Dechant is eligible to receive additional commissions above his target commission up to a maximum additional commission of $400,000.

The bonus amounts that Mr. Dechant was eligible to receive under our 2009 executive sales incentive plan if we achieved our revenue and gross margin targets for 2009 are set forth in the table entitled “Grants of Plan-Based Awards” below.

Stock-based awards. The Compensation Committee uses stock-based awards to help align our executive officers’ interests with those of our stockholders and to encourage our executive officers to contribute to our long-term market performance. During 2009, the Compensation Committee granted stock options to our Named Executive Officers that vest in equal installments every six months over five years from the date of grant, with an exercise price equal to $6.28 per share, which was the fair market value of our common stock on the date of grant, so that the officer will earn no compensation from his or her options unless the market price of our common stock increases above the exercise price. In addition, Mr. Murray may not exercise any vested stock options until the occurrence of any of the following conditions: (i) the closing price of our stock equals or exceeds $10.60 for 60 consecutive trading days and our public float (which excludes shares owned or held by Ares Corporate Opportunities Fund II L.P., Providence Equity Partners L.P., Ayala Corporation or any of their affiliates, or by our officers or directors (collectively, the “Affiliated Stockholders”)) equals or exceeds $300 million; (ii) the Affiliated Stockholders have, in the aggregate, sold 25% or more of their aggregate ownership as of the date of grant at a price at or above $10.60 per share; or (iii) his death. In addition, the Compensation Committee awarded Sheila M. Flaherty, our Executive Vice President, Chief Legal and Administrative Officer, and Mr. Dechant restricted stock, which also vests in equal installments every six months over five years from the date of grant.

In authorizing these grants, the Committee considered the equity compensation levels of comparable executives at our peer group companies, the position and total compensation package of each Named Executive Officer, and the number of shares of our common stock that each of the Named Executive Officers already held.

The stock option and restricted stock awards made to each of our Named Executive Officers during the fiscal year ended December 31, 2009 are set forth in the table entitled “Grants of Plan-Based Awards” below.

Employment Agreements and Severance and Change of Control Provisions

We have entered into employment agreements with each of our Named Executive Officers, which are described in greater detail below under “Employment Agreements.” Among other things, these employment agreements provide (1) for severance benefits if the executive’s employment with us is terminated without cause or by the executive for good reason and (2) for increased severance benefits if the executive’s employment with us is terminated without cause or by the executive for good reason within 24 months after a change of control (as defined in the agreement) or within six months before a change of control and after we sign an agreement for a change of control. We designed the change in control provisions of our employment agreements to help ensure that our executive team is able to evaluate objectively whether a potential change in control transaction is in the best interests of Stream and our stockholders, without having to be concerned about their future employment. These agreements also help ensure the continued services of our executive officers throughout the change in control transaction by giving them incentives to remain with us.

Retirement, Perquisites and Other Employee Benefits

We maintain broad-based benefits for all employees, including health and dental insurance, life and disability insurance and retirement plans. Our Named Executive Officers are eligible to participate in all of our employee benefit plans on the same basis as our other employees. During 2009, in the United States, under our 401(k) plan, we contributed to the plan on behalf of all participants, including our executive officers, matching contributions of $0.25 for each dollar saved in the plan by the participant, up to a maximum of 6% of the participant’s contributions, subject to the limits set forth by the Internal Revenue Service.

Each Named Executive Officer is also eligible to receive reimbursement from us for certain costs associated with tax and estate planning and premiums on life insurance policies. For Mr. Murray, the maximum amount we will reimburse him for these costs is $50,000 per year, and for the other Named Executive Officers, the maximum is $10,000 per year. We offer these perquisites in order to remain competitive.

Tax matters.

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally prohibits public companies from taking a tax deduction for compensation over $1,000,000 paid to each of its Named Executive Officers unless certain requirements are met. In general, we seek to structure the stock-based compensation granted to our executive officers to allow us to deduct the officers’ compensation; however, it is possible that compensation from our executive officers’ stock-based compensation may not be exempted from Section 162(m). In addition, the Compensation Committee may choose from time to time to authorize executive compensation that is not exempt from the $1,000,000 limit if the Committee believes the compensation is appropriate and in the best interests of Stream and our stockholders, after taking into consideration general business conditions and the performance of our executives.

Summary Compensation

The following table contains information about the compensation we paid to or accrued for each of our Named Executive Officers during the fiscal years indicated.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)		Total ($)
R. Scott Murray(3)(4) Chairman, Chief Executive Officer and President	2009	595,000	—	6,280,000	107,100		57,516	(8)	7,039,616
	2008	211,981	—	—	185,836		21,106	(8)	418,923
	2007	—	—	—	—		—		—

Sheila M. Flaherty(4) Executive Vice President and Chief Legal and Administrative Officer	2009 2008 2007	300,000 111,923 —	471,000 — —	1,256,000 6,296 —	54,000 56,219 —		18,811 5,743 —	(8) (8)	2,099,811 180,181 —

Robert Dechant(5)	2009	300,000	628,000	1,570,000	91,500	(6)	12,110	(8)	2,601,610
Executive Vice President, Global Sales and Marketing	2008	103,646	—	9,234	92,149	(7)	3,846	(8)	208,875

Stephen C. Farrell(3)	2009	168,606	—	—	—		8,056	(8)	176,662
Executive Vice President and Chief Financial Officer	2008	45,769	—	3,083	27,616		1,750	(8)	78,218

(1)	These amounts represent the dollar amount of the aggregate grant date fair value of awards for fiscal years 2009 and 2008, computed in accordance with FASB ASC Topic 718, or Topic 718. These amounts do not represent the actual amounts paid to or realized by the Named Executive Officer during fiscal years 2009 and 2008, and there can be no assurance that the Topic 718 amount will ever be realized. A description of the assumptions we used for purposes of determining grant date fair value is set forth in Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 11, 2010.
(2)	Except for the sales commissions paid under our executive sales commission plans described in Notes 7 and 8 below, these amounts represent payments made to our Named Executive Officers under our 2009 and 2008 management incentive plans.

(3)	Mr. Farrell served as our principal financial officer from October 2008 through May 2009. Mr. Murray subsequently served as our acting principal financial officer from June 2009 to January 2010, when Mr. Dennis Lacey joined Stream as our Executive Vice President and Chief Financial Officer. Mr. Farrell’s annual base salary was $350,000 for 2008 and 2009.
(4)	We were incorporated in June 2007 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination, one or more domestic or international operating businesses. We acquired Stream Holdings Corporation in July 2008. Our Named Executive Officers did not receive any compensation for the fiscal year ended December 31, 2007. In addition, our Named Executive Officers for the fiscal year ended December 31, 2008 did not receive any compensation until after the consummation of the acquisition of Stream Holdings Corporation in July 2008. The 2008 annual base salaries for Mr. Murray and Ms. Flaherty were $595,000 and $300,000, respectively.
(5)	Mr. Dechant joined Stream in August 2008. His annual base salary for 2008 was $300,000.
(6)	Includes $37,500 of sales commissions paid under our 2009 executive sales commission plan.
(7)	Includes $39,628 of sales commissions paid under our 2008 executive sales commission plan.
(8)	The amounts reported in the All Other Compensation column reflect, for each Named Executive Officer, (1) the amount of our matching contribution under our 401(k) plan; (2) the amount we reimbursed each officer for costs incurred for estate, tax and financial planning services; and (3) the dollar value of accident, disability and death insurance and other life insurance we paid. Specifically, the All Other Compensation column above includes:

Name	Year	Matching Contribution under our 401(k) Plan ($)	Estate Planning ($)	Tax and Financial Planning ($)	Life Insurance ($)	Health, Dental, Short-Term and Long- Term Disability ($)	Total ($)
R. Scott Murray	2009	—	45,711	4,250	554	7,002	57,517
	2008	—	—	21,106	—	—	21,106

Sheila M. Flaherty	2009	2,120	1,320	2,400	6,744	6,228	18,812
	2008	1,558	—	4,185	—	—	5,743

Robert Dechant	2009	1,375	3,500	—	544	6,691	12,110
	2008	346	—	3,500	—	—	3,846

Stephen C. Farrell	2009	—	4,167	1,750	144	1,996	8,057
	2008	—	—	1,750	—	—	1,750

Grants of Plan-Based Awards

The following table contains information about estimated and actual payouts to (i) our Named Executive Officers under our 2009 management incentive plan for the fiscal year ended December 31, 2009 and (ii) Robert Dechant under our 2009 executive sales commission plan. In addition, the table shows grants of restricted stock and stock options made during the year ended December 31, 2009 to each Named Executive Officer under our 2008 Stock Incentive Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)						All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities Underlying		Exercise Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Stock (#)(2)	Options (#)(2)		Awards ($/Sh)	Awards ($)(3)
R. Scott Murray	11/10/2009	—		—		—		—	1,000,000	(10)	6.28	6,280,000
	—	0	(4)	595,000	(5)	1,190,000	(6)

Sheila M. Flaherty	11/10/2009	—		—		—		75,000	—		—	471,000
	11/10/2009	—		—		—		—	200,000		6.28	1,256,000
	—	0	(4)	180,000	(5)	360,000	(6)	—	—		—	—

Robert Dechant	11/10/2009	—		—		—		100,000	—		—	628,000
	11/10/2009	—		—		—		—	250,000		6.28	1,570,000
	—	0	(4)	180,000	(5)	360,000	(6)(9)	—	—		—	—
	—	0	(7)	120,000	(8)			—	—		—	—

Stephen C. Farrell(11)	—	—		—		—		—	—		—	—

(1)	Although we did not achieve our Adjusted EBITDA target for fiscal year 2009, in March 2010, the Compensation Committee exercised its discretion under the 2009 management incentive plan and awarded bonuses to certain plan participants, including the following amounts to our Named Executive Officers: $107,100 to Mr. Murray (which equals 18% of his target bonus), and $54,000 to each of Mr. Dechant and Ms. Flaherty (which equals 30% of their target bonus).
(2)	Subject to the continued employment of the applicable Named Executive Officer, the stock options and restricted stock vest in equal installments every six months over five years from the date of grant.
(3)	These amounts represent the dollar amount that we recognized for financial reporting purposes in accordance with Topic 718 related to the grant of restricted stock or a stock option to the Named Executive Officer. These amounts do not represent actual amounts paid to or realized by the Named Executive Officers during 2009 and there can be no assurance that the Topic 718 amount will ever be realized. A description of the assumptions we used for purposes of determining grant date fair value in Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 11, 2010.
(4)	The amounts reflected in this column assume that we achieved 80% or less of our Adjusted EBITDA target for the fiscal year ended December 31, 2009.
(5)	The amounts reflected in this column assume that we achieved 100% of our Adjusted EBITDA target for the fiscal year ended December 31, 2009.
(6)	The amounts reflected in this column assume that we achieved 200% of our Adjusted EBITDA target for the fiscal year ended December 31, 2009.
(7)	The amount reflected assumes that we achieved (i) less than 90% of our revenue goal and (ii) less than 97.5% of our gross margin goal, for the fiscal year ended December 31, 2009.

(8)	The amount reflected assumes that we achieved 100% of our revenue and gross margin goals for the fiscal year ended December 31, 2009.
(9)	If our actual revenue for the year ended December 31, 2009 was $10 million or more than our revenue goal, and we achieved at least 100% of our gross margin goal, then Mr. Dechant would have been eligible to receive additional commissions above his target commission. These additional commissions would be based on the amount by which our actual revenue exceeded our revenue goal for the year, starting at $50,000 of additional commission for the first $10 million of revenue over-achievement, $100,000 of additional commission for the first $15 million of revenue over-achievement, and increasing by $100,000 increments of commission for each additional full $5 million of revenue over-achievement over $15 million of revenue over-achievement.
(10)	In addition to the vesting provisions set forth in Note 1 above, Mr. Murray may not exercise any vested stock options until the occurrence of any of the following conditions: (i) the closing price of our stock equals or exceeds $10.60 for 60 consecutive trading days and our public float (excluding shares owned or held by Ares Corporate Opportunities Fund II L.P., Providence Equity Partners L.P., Ayala Corporation or any of their affiliates, or by our officers or directors (collectively, the “Affiliated Stockholders”)) equals or exceeds $300 million; (ii) the Affiliated Stockholders have, in the aggregate, sold 25% or more of their aggregate ownership as of the date of grant at a price at or above $10.60 per share; or (iii) his death.
(11)	Mr. Farrell ceased being our Chief Financial Officer and terminated his employment with us in May 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information about restricted stock that has not vested, stock options that have not been exercised and equity incentive plan awards outstanding as of December 31, 2009 for each of our Named Executive Officers.

	Option Awards (1)						Share Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
R. Scott Murray	—	1,000,000	(3)	—	6.28	11/9/2019	—	—	—	—

Sheila M. Flaherty	30,000	120,000		—	6.00	9/22/2018	—	—	—	—
	—	200,000		—	6.28	11/9/2019	—	—	—	—
	—	—		—	—	—	—	—	75,000	446,250

Robert Dechant	40,000	160,000		—	6.00	9/22/2018	—	—	—	—
	—	250,000		—	6.28	11/9/2019	—	—	—	—
	—	—		—	—	—	—	—	100,000	595,000

Stephen C. Farrell(4)	—	—		—	—	—	—	—	—	—

(1)	Subject to the continued employment of the applicable Named Executive Officer, the stock options and restricted stock vest in equal installments every six months over five years calculated from the date of grant.
(2)	The market or payout value of the unvested shares of restricted stock is calculated based on a market value of $5.95 per share (the closing price of our common stock on the NYSE Amex on December 31, 2009) multiplied by the number of shares.
(3)

In addition to the vesting provisions set forth in Note 1 above, Mr. Murray may not exercise any vested stock options until the occurrence of any of the following conditions: (i) the closing price of our stock equals or exceeds $10.60 for 60 consecutive trading days and our public float (excluding shares owned or held by Ares Corporate Opportunities Fund II L.P., Providence Equity Partners L.P., Ayala Corporation or any of their affiliates, or by our officers or directors (collectively, the “Affiliated Stockholders”)) equals or exceeds $300 million; (ii) the Affiliated Stockholders have, in the aggregate, sold 25% or more of their aggregate ownership as of the date of grant at a price at or above $10.60 per share; or (iii) his death.

(4)	Mr. Farrell ceased being our Chief Financial Officer and terminated his employment with us in May 2009.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised stock options during the year ended December 31, 2009. As of December 31, 2009, none of our Named Executive Officers holds any vested restricted stock, restricted stock units or any other similar stock award.

Employment Agreements

Employment Agreement with R. Scott Murray

We are a party to an Employment Agreement, dated as of July 15, 2008 and amended on December 29, 2008, May 6, 2009 and November 10, 2009, with R. Scott Murray, providing for his employment as our President and Chief Executive Officer and his appointment as Chairman of our Board of Directors. The agreement has an initial one-year term that ended on July 31, 2009, after which the agreement renews automatically for successive one-year terms until either party gives the other written notice of non-renewal. Under the agreement, Mr. Murray is entitled to receive:

•	a base salary of at least $595,000;

•

an annual bonus upon our satisfaction of budgeted levels of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), with a target annual bonus, if we achieve 100% of its Adjusted EBITDA goals, of at least 100% of his base salary. If we over-perform and achieve Adjusted EBITDA greater than our target Adjusted EBITDA, then Mr. Murray can earn a bonus of up to 200% of his base salary. If we achieve between 90-100% of our target Adjusted EBITDA, then Mr. Murray can earn a bonus of between 50-100% of his base salary. However, no bonus will be paid if the Company achieves less than 90% of our target Adjusted EBITDA;

•	reimbursement of the reasonable costs (up to a maximum of $50,000 per year) for tax and estate planning and premiums on life insurance policies; and

•	the same standard employment benefits to which our other executives and employees are entitled.

Mr. Murray’s employment agreement provides for the following severance payments and benefits upon termination of his employment with us:

(1)	If Mr. Murray’s employment with us terminates for any reason other than for cause (as defined in the agreement), then he will be entitled to a pro rata portion, based on the portion of the year during which he was employed by us, of his annual bonus earned but not previously paid for the year in which the termination occurred, based upon the targets established under that year’s bonus plan.

(2)	If we terminate Mr. Murray’s employment without cause or choose not to renew his employment agreement, or if Mr. Murray leaves our employment for good reason (as defined in the agreement), or if Mr. Murray’s employment terminates because of his death or disability, then:

•	he will be entitled to payment of his base salary, in semi-monthly installments in accordance with our normal payroll practices, for two years;

•	he will be entitled to two times the amount of the actual bonus that he earned for the most recent 12-month period before termination;

•

the vesting of his outstanding unvested equity awards will be accelerated by 12 months, and he will be entitled to exercise each award until the earlier of two years after termination or the expiration date of the award;

•

he and his family will be entitled to continued health, disability and dental benefits at the level in effect at the time of termination, with Stream paying the employer’s share of the premiums, for two years after termination or until he becomes eligible for substantially similar benefits from another employer, after which time Mr. Murray will be eligible to receive the maximum benefits permitted under the Consolidated Omnibus Reconciliation Act of 1985, 1986 and 1990, or COBRA, at his expense (other than administrative fees); and

•	for two years after termination, we will maintain and pay the premiums for life insurance and long-term disability insurance benefits for Mr. Murray at the levels in effect at the time of termination.

(3)	Within 24 months after a change of control (as defined in the agreement) or within six months before a change of control and after we sign an agreement for a change of control, if we terminate Mr. Murray’s employment without cause or choose not to renew his employment agreement, or if Mr. Murray leaves our employment for good reason, or if Mr. Murray’s employment terminates because of his death or disability, then Mr. Murray is entitled to the same payments and benefits described above in paragraph (2), except as follows:

•

he will be entitled to two times his target annual bonus at the 100% achievement level for the year in which the termination occurs (instead of two times the actual bonus earned as described in paragraph (2) above); and

•	the vesting of his outstanding unvested equity awards will be fully accelerated (instead of 12 months’ acceleration as described in paragraph (2) above).

In addition, for 18 months after the termination of his employment, provided that Mr. Murray receives the severance-related payments as described above, Mr. Murray agreed not to engage in any business throughout the world that directly competes with the business we are engaged in at the time of his termination or directly recruit, solicit or hire any of our employees who earns an annual salary greater than $125,000. Mr. Murray also agrees during and after his employment not to disclose to anyone outside of Stream our confidential or proprietary information.

Employment Agreements with Robert Dechant, Dennis Lacey and Sheila M. Flaherty

We are a party to employment agreements with Robert Dechant, Dennis Lacey and Sheila M. Flaherty. We entered into our employment agreement with Mr. Dechant on August 7, 2008, our employment agreement with Ms. Flaherty on July 16, 2008, and our employment agreement with Mr. Lacey on December 15, 2009. We amended Mr. Dechant’s and Ms. Flaherty’s agreements on December 29, 2008, May 6, 2009 and November 10, 2009. Each employment agreement has an initial one-year term, after which the agreement renews automatically for successive one-year terms until either party gives the other written notice of non-renewal. Under the agreements, each of Messrs. Dechant and Lacey, and Ms. Flaherty is entitled to receive:

•	a base salary of at least $325,000 for Mr. Dechant and Ms. Flaherty, and $350,000 for Mr. Lacey;

•

an annual bonus upon our satisfaction of budgeted levels of Adjusted EBITDA, with a target annual bonus, if we achieve Adjusted EBITDA of at least 60% of his or her base salary. If we over-perform and achieve Adjusted EBITDA greater than our target Adjusted EBITDA, they can earn a bonus of up to 120% of his or her base salary. If we achieve between 90-100% of our target Adjusted EBITDA, then they can earn a bonus of between 50-100% of his or her base salary. However, we are not obligated to pay any bonus if we achieve less than 90% of our target Adjusted EBITDA;

•

for Mr. Dechant only, commissions upon our satisfaction of budgeted revenues and gross margin percentage, with target annual commission if we achieve 100% of such goals of at least 40% of his base salary;

•	for Mr. Lacey only, reimbursement of temporary housing and relocation costs (up to a maximum of $175,000, plus any income tax gross-up amount);

•	reimbursement of the reasonable costs (up to a maximum of $10,000 per year) for tax and estate planning and premiums on life insurance policies; and

•	the same standard employment benefits to which our other executives and employees are entitled.

Our employment agreement with each of Messrs. Dechant and Lacey, and Ms. Flaherty also provides for the following severance payments and benefits upon termination of the executive’s employment with us:

(1)	If the executive’s employment with us terminates for any reason other than for cause (as defined in the agreements), then he or she will be entitled to a pro rata portion, based on the portion of the year during which he or she was employed by us, of his or her annual bonus earned but not previously paid for the year in which the termination occurred, based upon the targets established under that year’s bonus plan.

(2)	If we terminate the executive’s employment without cause or choose not to renew his or her employment agreement, or if the executive leaves our employment for good reason (as defined in the agreements), or if the executive’s employment terminates because of his or her death or disability, then:

•	the executive will be entitled to payment of his or her base salary, in semi-monthly installments in accordance with our normal payroll practices, for one year;

•

only if the executive’s employment is terminated due to his or her death or disability, the vesting of his or her outstanding unvested equity awards will be accelerated by 12 months, and he or she will be entitled to exercise each award until the earlier of one year after termination or the expiration date of the award;

•

the executive and his or her family will be entitled to continued health, disability and dental benefits at the level in effect at the time of termination, with Stream paying the employer’s share of the premiums, for one year after termination or until the executive becomes eligible for substantially similar benefits from another employer, after which time he or she will be eligible to receive the maximum benefits permitted under COBRA at his or her expense (other than administrative fees); and

•

for one year after termination, we will maintain and pay the premiums for life insurance and long-term disability insurance benefits for the executive at the levels in effect at the time of termination.

(3)	Within 24 months for Mr. Dechant and Ms. Flaherty, or within 12 months for Mr. Lacey, after a change of control (as defined in the agreements) or within six months before a change of control and after we sign an agreement for a change of control, if we terminate the executive’s employment without cause or choose not to renew his or her employment agreement, or if the executive leaves our employment for good reason, or if the executive’s employment terminates because of his or her death or disability, then:

•	the executive will be entitled to payment of his or her base salary, in semi-monthly installments in accordance with our normal payroll practices, for 18 months;

•

the vesting of his or her outstanding unvested equity awards will be fully accelerated, and he or she will be entitled to exercise each award until the earlier of 18 months after termination or the expiration date of the award;

•

the executive and his or her family will be entitled to continued health, disability and dental benefits at the level in effect at the time of termination, with Stream paying the employer’s share of the premiums, for 18 months after termination or until the executive becomes eligible for substantially similar benefits from another employer, after which time he or she will be eligible to receive the maximum benefits permitted under COBRA at his expense (other than administrative fees); and

•

for 18 months after termination, we will maintain and pay the premiums for life insurance and long-term disability insurance benefits for the executive at the levels in effect at the time of termination.

In addition, for 12 months after the termination of employment (or 18 months in the case of a change in control for Mr. Lacy only), provided that each executive receives the severance-related payments as described above, each executive agreed not to engage in any business throughout the world that directly competes with the business we are engaged in at the time of his or her termination or directly recruit, solicit or hire any of our employees. Each executive also agrees during and after his or her employment not to disclose to anyone outside of Stream our confidential or proprietary information.

Employment Agreement with Stephen Farrell, our former Chief Financial Officer

In fiscal year 2009, we were also party to an employment agreement with Stephen Farrell, our former Chief Financial Officer, which we entered into on October 14, 2008. Pursuant to the terms of Mr. Farrell’s employment agreement, he was entitled to receive an annual base salary of at least $350,000. The material terms of our employment agreement with Mr. Farrell was substantially similar to our employment agreements with Mr. Dechant and Ms. Flaherty, as described above. Mr. Farrell ceased being our Chief Financial Officer and terminated his employment with us in May 2009.

Estimated Payments upon Termination or Change of Control

Except for Mr. Farrell who voluntarily resigned in May 2009 and received no severance, the following table quantifies the amounts that would be payable to our Named Executive Officers upon termination of their employment under the circumstances described above under “Employment Agreements.” We calculated the amounts shown based upon each Named Executive Officer’s employment agreement described above and upon the hypothetical assumption that we terminated each Named Executive Officer effective December 31, 2009.

Event and Components of Compensation (1)	R. Scott Murray ($)		Robert Dechant ($)	Sheila M. Flaherty ($)
Involuntary termination other than for cause, termination by executive for good reason, or termination due to death or disability
Cash severance payment	1,190,000		300,000	300,000
Cash bonus (2)	0		0	0
Acceleration of vesting of restricted stock and/or stock options (3)	0		0	0
Continued health and dental benefits	13,107		6,554	5,780
Continued life insurance and disability benefits (4)	2,004		682	7,192
TOTAL	1,205,111		307,236	312,972
During or after change of control, involuntary termination other than for cause, termination by executive for good reason, or termination due to death or disability
Cash severance payment	1,190,000		450,000	450,000
Cash bonus (2)	1,190,000	(5)	0	0
Acceleration of stock options (3)	0		0	0
Continued health and dental benefits	13,107		9,830	8,669
Continued life insurance and disability benefits (4)	2,004		1,023	10,788
TOTAL	2,395,111		460,853	469,457

(1)	All amounts shown in this table, other than the prorated bonus and acceleration of stock options, would be paid in monthly or semi-monthly installments over the severance period, which for Mr. Murray is two years and for the other Named Executive Officers is one year for termination without a change of control or 18 months for termination involving a change of control. For more information on the triggering events and other terms relating to the payments disclosed in this table, see the descriptions of our employment agreements with the Named Executive Officers in the “Employment Agreements” section above.
(2)	Except as set forth below in (5), this amount represents the annual bonus the executive officer would have earned for our fiscal year ended December 31, 2009, based upon the Adjusted EBITDA goals established by our Board of Directors under our 2009 management incentive plan, if such officer were terminated on December 31, 2009. This bonus would be payable in a lump sum at the same time that we pay our other employees their annual bonuses.
(3)	The value of accelerated stock options is based on the closing price for our common stock on NYSE Amex on December 31, 2009, which was $5.95. Since the exercise price of the Named Executive Officers’ stock options is greater than $5.95, the acceleration of the stock options would have had no value to the Named Executive Officers as of that date.
(4)	The amounts of the premiums we would pay for life and long-term disability insurance for the Named Executive Officers are estimates, based upon the premiums we currently pay.
(5)	Pursuant to Mr. Murray’s employment agreement, he is entitled to receive two times (2x) his annual target bonus or $1,190,000.

Compensation of our Directors

Beginning on October 1, 2009, we pay the cash fees set forth below only to our non-employee directors who are not affiliated with certain of our financial sponsors (each an “Unaffiliated Director”) for their services as a member of our Board of Directors.

•	Each Unaffiliated Director receives $40,000 annually for serving on our Board of Directors.

•	Each Unaffiliated Director receives an additional $1,250 for each Board meeting he attends in person and $625 for each meeting he attends via teleconference or other “virtual” means.

•	Members of our Compensation Committee and Nominating Committee do not receive any fees for their services on such committees.

•

The members and Chairman of our Audit Committee, which is comprised solely of Unaffiliated Directors, each receives an additional $1,000 for each Audit Committee meeting he attends in person and $500 for each meeting he attends via teleconference or other “virtual” means.

•	Our Audit Committee Chairman receives an additional $12,000 annually.

We do not compensate directors who are affiliated with certain of our financial sponsors nor do we pay additional compensation to directors who are also our employees. Accordingly, Mr. Murray does not receive any additional compensation for his service as a director. We also do not grant stock options or other equity awards to any of our non-employee directors.

Prior to October 1, 2009, we paid the cash fees set forth below to each of our non-employee directors.

•	Each non-employee director received $40,000 annually for serving on our Board of Directors.

•	Our Audit Committee Chairman received an additional $12,000 annually.

•	Each of our Compensation Committee Chairman and Nominating Committee Chairman received an additional $5,000 annually.

•	Each non-employee director received an additional $1,250 for each Board meeting he attended in person and $625 for each meeting he attended via teleconference or other “virtual” means.

•

The members of our Audit, Compensation and Nominating Committees, including the Chairmen thereof, each received an additional $1,000 for each committee meeting he attended in person and $500 for each meeting he attended via teleconference or other “virtual” means.

Below are the amounts we paid to each of our non-employee directors for their service on our Board and committees for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)
G. Drew Conway	65,000
Paul G. Joubert	71,000
Kevin T. O’Leary	55,750
Stephen Moore (1)	43,250
David B. Kaplan	34,250
Jeffrey B. Schwartz	34,275
Nathan Walton	35,000
Julie G. Richardson	0
R. Davis Noell	0
Alfredo I. Ayala	0
Gerardo C. Ablaza, Jr.	0

(1)	Mr. Moore resigned from our Board of Directors on October 1, 2009.

Compensation Committee Report

The Compensation Committee has reviewed, and has had the opportunity to discuss with our management, the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on this review, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

By the Compensation Committee of the Board of Directors of Stream Global Services, Inc.

David B. Kaplan, Chairman
Alfredo I. Ayala
Julie G. Richardson

Compensation Committee Interlocks and Insider Participation

From January 1, 2009 to October 1, 2010, the members of the Compensation Committee of our Board of Directors were Messrs. O’Leary (Chairman), Kaplan and Conway. Effective October 1, 2009, Messrs. Kaplan and Ayala and Ms. Richardson, were elected to serve on our Compensation Committee, Mr. Kaplan was appointed Chairman, and Messrs. O’Leary and Conway resigned.

During the fiscal year ended December 31, 2009, no executive officer of Stream served as a director or member of the compensation committee of any other entity whose executive officers served as a director or member of the Compensation Committee of our Board of Directors. During fiscal 2009, no member of our Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K of the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of March 16, 2010 by (i) each person who is known by us to beneficially own more than 5% of our common stock, (ii) each member of our Board of Directors, (iii) each of our Named Executive Officers, and (iv) all directors and executive officers of Stream as a group. We have determined beneficial ownership in accordance with the rules promulgated by the SEC. Unless otherwise indicated in the footnotes to the table, each person or entity has sole voting and investment power with respect to the stock listed.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Outstanding Shares (3) (4)
5% Security Holders

Ares Corporate Opportunities Fund II, L.P. 2000 Avenue of the Stars, 12th Floor Los Angeles, CA 90067	36,085,134(5)(6)	44.9

Providence Equity Partners VI International Ltd. c/o Providence Equity Partners Inc. 50 Kennedy Plaza, 18th Floor Providence, RI 02903	13,460,624(5)(7)	16.7

Ayala Corporation 33rd Floor Tower One Ayala Triangle, Ayala Avenue Makati City, R6 1226 Metro Manila Philippines	20,524,270(5)(8)	25.5

Executive Officers and Directors

R. Scott Murray	3,915,802(5)(9)	4.9

Sheila M. Flaherty	621,815(10)	*

Dennis Lacey	100,000	*

Robert Dechant	200,000(11)	*

Gerardo C. Ablaza, Jr.	— (12)	*

Alfredo I. Ayala	— (13)	*

G. Drew Conway	451,130	*

Paul G. Joubert	489,754	*

David B. Kaplan	— (14)	*

R. Davis Noell	— (15)	*

Kevin T. O’Leary	477,254	*

Julie G. Richardson	— (16)	*

Jeffrey B. Schwartz	— (17)	*

Nathan Walton	— (18)	*

All executive officers and directors as a group (14 persons)	6,255,755 (19)	7.8

*	Represents less than 1%
(1)	Except as otherwise noted, (a) the address of each person listed in the table above is c/o Stream Global Services, Inc., 20 William Street, Suite 310, Wellesley, Massachusetts 02481 and (b) all persons have sole voting and investment power (or share this power with his or her spouse) with respect to their shares.

(2)	All amounts shown in this column include shares obtainable upon exercise of stock options currently exercisable or exercisable within 60 days of the date of this table.
(3)	As of March 16, 2010, we had outstanding (a) 80,406,685 shares of our common stock, including shares of common stock that are part of our outstanding, publicly traded units (each unit comprises one share of common stock and one warrant to purchase a share of common stock), and (b) 9,928,017 warrants, including warrants that are part of our publicly traded units, each of which is exercisable for one share of common stock at an exercise price of $6.00 per share.
(4)	In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed outstanding shares of common stock subject to options or warrants held by that person or entity that are currently exercisable within sixty days of March 16, 2010. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.
(5)	Ares Corporate Opportunities Fund II, L.P. (“Ares”), EGS Dutchco B.V. (“Dutchco”), NewBridge International Investment Ltd. (“NewBridge”), R. Scott Murray, Trillium Capital LLC (“Trillium”), are parties to a certain Stockholders Agreement, dated as of October 1, 2009 (“Stockholders Agreement”). As a result of entering into the Stockholders Agreement, each of the parties to the Agreement may be deemed to be a member of a group for purposes of Section 13(d) of the Exchange Act. In filings made with the SEC, except as otherwise noted, each of Ares, Dutchco, NewBridge, Mr. Murray and Trillium disclaim beneficial ownership of any shares held by the other parties to the Stockholders Agreement.
(6)	Based on a statement on Schedule 13D filed with the SEC on October 2, 2009 by Ares in which Ares disclaims beneficial ownership of such shares, the following shares were excluded from the calculation of Ares’ beneficial ownership: (a) 13,460,624 shares reported as beneficially owned by Dutchco in filings with the SEC; (b) 20,524,270 shares reported as beneficially owned by NewBridge in filings with the SEC; and (c) the 3,915,802 shares reported as beneficially owned by Mr. Murray, the R. Scott Remainder Trust 2000 (“Murray Trust”) and Trillium in filings with the SEC.
(7)	Represents shares owned by Dutchco, which is indirectly controlled by PEP, which shares voting and investment power over such shares held by Dutchco. Based on a joint statement on Schedule 13D filed with the SEC on October 13, 2009 by Providence Equity Partners VI International Ltd. (“PEP”), Ayala Corporation (“Ayala”), Dutchco, NewBridge, and others, in which PEP disclaims beneficial ownership of such shares, the following shares were excluded from the calculation of PEP’s beneficial ownership: (a) 36,085,134 shares reported as beneficially owned by Ares in filings with the SEC; (b) 20,524,270 shares reported as beneficially owned by NewBridge in filings with the SEC; and (c) the 3,915,802 shares reported as beneficially owned by Mr. Murray, the Murray Trust and Trillium in filings with the SEC.
(8)	Represents shares owned by NewBridge, which is controlled by Ayala, which shares voting and investment power over such shares held by NewBridge. Based on a joint statement on Schedule 13D filed with the SEC on October 13, 2009 by NewBridge, PEP, Ayala, Dutchco, and others, in which NewBridge disclaims beneficial ownership of such shares, the following shares were excluded from the calculation of Ayala’s beneficial ownership: (a) 36,085,134 shares reported as beneficially owned by Ares in filings with the SEC; (b) 13,460,624 shares reported as beneficially owned by Dutchco in filings with the SEC; and (c) the 3,915,802 shares reported as beneficially owned by Mr. Murray, the Murray Trust and Trillium in filings with the SEC.
(9)	Represents (a) 3,753,402 shares held by Trillium, of which Mr. Murray is president, (b) 26,400 shares held by the Murray Trust, for which Mr. Murray exercises shared investment control, (c) 100,000 shares which Mr. Murray is deemed to own by virtue of vested options to purchase such shares, and (d) 36,000 shares held in Mr. Murray’s name directly. Based on a statement on Schedule 13G filed with the SEC on February 16, 2010 by Mr. Murray in which he disclaims beneficial ownership of such shares, the following shares were excluded from the calculation of Mr. Murray’s beneficial ownership: (a) 36,085,134 shares reported as beneficially owned by Ares in filings with the SEC; (b) 13,460,624 shares reported as beneficially owned by Dutchco in filings with the SEC; and (c) 20,524,270 shares reported as beneficially owned by NewBridge in filings with the SEC.
(10)	Ms. Flaherty is deemed to own (a) 65,000 of these shares by virtue of vested options to purchase such shares and (b) 67,500 of these shares represent unvested restricted stock.
(11)	Mr. Dechant is deemed to own (a) 85,000 of these shares by virtue of vested options to purchase such shares and (b) 90,000 of these shares represent unvested restricted stock.
(12)	Excludes 20,524,270 shares reported as beneficially owned by NewBridge, which is controlled by Ayala, of which Mr. Ablaza is a Senior Managing Director, which shares voting and investment power over such shares held by NewBridge. Based solely on a Form 3 filed with the SEC on October 1, 2009, Mr. Ablaza disclaimed beneficial ownership of such shares.
(13)	Excludes 20,524,270 shares reported as beneficially owned by NewBridge, which is controlled by Ayala, of which Mr. Ayala is a Managing Director, which shares voting and investment power over such shares held by NewBridge. Based solely on a Form 3 filed with the SEC on October 1, 2009, Mr. Ayala disclaimed beneficial ownership of such shares.

(14)	Excludes 36,085,134 shares reported as beneficially owned by Ares, which is indirectly controlled by Ares Management LLC, of which Mr. Kaplan is a senior partner. Based solely on a Form 3 filed with the SEC on August 18, 2008, Mr. Kaplan disclaimed beneficial ownership of such shares.
(15)	Excludes 13,460,624 shares reported as beneficially owned by Dutchco, which is indirectly controlled by Providence Equity Partners, LLC, of which Mr. Noell is a Vice President. Based solely on a Form 3 filed with the SEC on October 13, 2009, Mr. Noell disclaimed beneficial ownership of such shares.
(16)	Excludes 13,460,624 shares reported as beneficially owned by Dutchco, which is indirectly controlled by Providence Equity Partners, LLC, of which Ms. Richardson is a Managing Director. Based solely on a Form 3 filed with the SEC on October 13, 2009, Ms. Richardson disclaimed beneficial ownership of such shares.
(17)	Excludes 36,085,134 shares reported as beneficially owned by Ares, which is indirectly controlled by Ares Management LLC, of which Mr. Schwartz is a principal. Based solely on a Form 3 filed with the SEC on August 18, 2008, Mr. Schwartz disclaimed beneficial ownership of such shares.
(18)	Excludes 36,085,134 shares reported as beneficially owned by Ares, which is indirectly controlled by Ares Management LLC, of which Mr. Walton is a Vice President. Based solely on a Form 3 filed with the SEC on August 18, 2008, Mr. Walton disclaimed beneficial ownership of such shares.
(19)	Includes (a) 250,000 shares beneficially owned by all executive officers and directors as a group by virtue of vested options to purchase these shares and (b) 157,500 shares beneficially owned by all executive officers and directors as a group by virtue of unvested restricted stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Process for Related Person Transactions

Our Board of Directors has adopted a written policy for the review and approval of “related person transactions,” which are transactions, arrangements or relationship in which Stream is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members, each of whom we refer to as a “related person”) has a direct or indirect material interest. All proposed related person transactions must be reported to our Chief Legal and Administrative Officer and reviewed and approved by our Audit Committee. If our Chief Legal and Administrative Officer determines that it is not practicable for the Audit Committee to review and approve the transaction in advance, then she may submit the transaction to the Audit Committee for ratification at the first Committee meeting after the transaction and may also seek interim approval by the Chairman of the Audit Committee.

When reviewing a proposed related person transaction, our Audit Committee considers, among other things, the interest of the related person in the transaction, the dollar amount involved, the purpose of the transaction and the potential benefits to Stream, as well as whether the transaction is in the ordinary course of Stream’s business and whether the transaction is as favorable to Stream as a transaction with an unrelated person would be. The Audit Committee approves or ratifies the related person transaction only if the Committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, Stream’s best interests. The Committee also has discretion to impose any conditions that it deems appropriate on Stream or the related person in connection with the transaction.

Transactions with Related Persons

During the fiscal year ended December 31, 2009, we entered into certain transactions or arrangements with Ares Corporate Opportunities Fund II, L.P. (“Ares”), NewBridge International Investment Ltd. (“NewBridge”) and EGS Dutchco B.V. (“Dutchco” and together with NewBridge, the “EGS Stockholders”), all of whom as of March 16, 2010 own more than 5% of our outstanding capital stock, and therefore are considered related persons. Each such transaction or arrangement is described below. See the table titled, “Security Ownership of Certain Beneficial Owners and Management,” above for the percentage ownership of each such related person as of March 16, 2010.

In March 2009, we entered into a Guarantee and Reimbursement Agreement (the “Reimbursement Agreement”) with Ares, pursuant to which Ares or one of its affiliates provided, or caused a financial institution or other entity to provide, certain letters of credit, guarantees or other forms of credit support to support our financial obligations in consideration of the issuance to Ares of one share of our Series B Convertible Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”). As of March 15, 2010, one letter of credit in the amount of $3.3 million was outstanding under the Reimbursement Agreement.

In August 2009, Stream, EGS Corp. (“EGS”), the parent company of eTelecare Global Solutions, Inc. (“eTelecare”), and the EGS Stockholders entered into a definitive agreement (the “Exchange Agreement”) to combine in a stock-for-stock exchange (the “Combination”). On October 1, 2009, the Combination closed (the “Closing”) and we acquired all of the issued and outstanding capital stock of EGS (the “EGS Shares”) from the EGS Stockholders, and NewBridge and/or its affiliate contributed, and we accepted, the rights of such transferor with respect to approximately $35,841,000 in principal under a bridge loan of EGS in consideration for the issuance and delivery of an aggregate of 23,851,561 shares of our common stock and 9,800,000 shares of our non-voting common stock, and the payment of $9,990 in cash. Subsequent to the Closing, all of the 9,800,000 shares of non-voting common stock held by the EGS Stockholders were converted into shares of our voting common stock on a one-for-one basis. As of the Closing, the pre-Combination Stream stockholders and the EGS Stockholders owned approximately 57.5% and 42.5%, respectively, of the combined entity.

Immediately prior to the Closing, pursuant to a certain letter agreement, dated as of August 14, 2009, between us and Ares, all of the issued and outstanding shares of our Series A Convertible Preferred Stock, $0.001 par value per share, and Series B Preferred Stock held by Ares, were converted into 35,085,134 shares of our common stock. As of August 2009, we have no outstanding shares of Preferred Stock. Also in August 2009, we purchased from Ares 7,500,000 warrants to purchase our common stock that it held in consideration for the issuance of 1,000,000 shares of our common stock.

In connection with the Closing, we entered into a certain Stockholders Agreement (“Stockholders Agreement”) with Ares, Dutchco, NewBridge, R. Scott Murray and Trillium Capital LLC. (“Trillium”), that amends and restates in its entirety the stockholders agreement dated August 14, 2009 between the parties. The Stockholders Agreement grants the parties thereto certain voting and participation rights, and also imposes certain restrictions on the transfer of shares of our capital stock owned by such parties. The foregoing description is qualified in its entirety by the complete text of the Stockholders Agreement, which was filed as Exhibit 10.2 to our Current Report on Form 8-K that was filed with the SEC on October 5, 2009. In accordance with the Stockholders Agreement, (i) the Ares Significant Investor designated Messrs. Kaplan, Schwartz and Walton to our Board of Directors; (ii) the Ayala Significant Investor designated Messrs. Ablaza and Ayala to our Board of Directors; and (iii) the PEP Significant Investor designated Mr. Noell and Ms. Richardson to our Board of Directors.

Director Independence

Under the applicable rules of NYSE Amex, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that none of Messrs. Ayala, Ablaza, Noell, Walton, Schwartz, Conway, Joubert, Kaplan and O’Leary and Ms. Richardson a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the NYSE Amex independence criteria. Only Mr. Murray, our Chairman of the Board, Chief Executive Officer and President does not meet the NYSE Amex independence criteria.

Our Audit Committee consists of Messrs. Joubert (Chairman), Conway and O’Leary, all of whom meet NYSE Amex criteria for independence and SEC criteria for independent audit committee members. Our Nominating Committee consists of Messrs. Walton (Chairman), Ablaza and Noell, all of whom meet NYSE Amex criteria for independence. Our Compensation Committee consists of Messrs. Kaplan (Chairman) and Ayala, and Ms. Richardson, all of whom meet NYSE Amex criteria for independence.

Item 14.	Principal Accountant Fees and Services

Auditors’ Fees

From January 1, 2008 to October 10, 2008, BDO Seidman, LLP served as our registered public accounting firm. Ernst & Young LLP has served as our registered public accounting firm since October 11, 2008. The following table provides information about (i) the fees paid by the Registrant to BDO Seidman, LLP during the 2008 fiscal year and (ii) the fees paid by the Registrant to Ernst & Young LLP during the 2009 and 2008 fiscal years.

Registered Public Accounting Firm	Year	Audit Fees ($)		Audit-Related Fees ($)	Tax Fees ($)	All Other Fees ($)
Ernst & Young LLP	2009	$2,632,166	(1)	0	3,689	245,282	(3)
	2008	1,600,000	(2)	0	0	0

BDO Seidman, LLP	2008	332,857	(4)	0	0	0

(1)	Represents total fees billed by Ernst & Young LLP for: (a) the audit of our annual financial statements and review of our interim financial statements included in our quarterly reports on Form 10-Q; (b) preparation of comfort letters in connection with our senior secured note offering conducted in October 2009; and (b) services provided by Ernst & Young LLP in connection with statutory filings of our subsidiaries incorporated outside of the United States.
(2)	Represents total fees billed by Ernst & Young LLP for: (a) the audit of our annual financial statements and review of our interim financial statements included in our quarterly reports on Form 10-Q, and (b) services provided by Ernst & Young LLP in connection with statutory filings of our subsidiaries incorporated outside the United States.
(3)	Consists of fees billed by Ernst & Young LLP relating to due diligence in connection with our acquisition of EGS Corp.
(4)	Consists of fees billed by BDO Seidman, LLP for (a) the audit of our annual financial statements and review of our interim financial statements included in our quarterly reports on Form 10-Q; and (b) services provided by BDO Seidman, LLP in connection with statutory filings of our subsidiaries incorporated outside of the United States.

All services by our registered public accounting firms and the associated fees must be submitted to the Audit Committee of our Board of Directors for approval. Our Audit Committee pre-approved all of the fees described above.

On October 10, 2008, our Audit Committee dismissed BDO Seidman, LLP, which had been our independent registered public accounting firm from our inception on June 26, 2007 until October 10, 2008, and selected Ernst & Young LLP as our independent registered public accounting firm. The reports of BDO Seidman, LLP on our consolidated financial statements as of and for the fiscal year ended December 31, 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the period from June 26, 2007 to December 31, 2007 and through October 10, 2008, (a) there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused them to make reference thereto in their reports on the financial statements for such period, and (b) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3. Exhibits.

The Exhibits listed in the Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAM GLOBAL SERVICES, INC.

March 30, 2010	By:	/S/ R. SCOTT MURRAY
R. Scott Murray
Chairman, Chief Executive Officer and President (Principal Executive Officer)