Form 10-Q
period 2010-03-31
Stream Global Services, Inc.
filed 2010-05-06
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 80,530,546 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of April 30, 2010 (including shares of common stock that are part of the Registrant’s outstanding, publicly traded units).

Stream is a trademark of Stream Global Services, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$21,599	$14,928
Accounts receivable, net of allowance for bad debts of $593 and $532 at March 31, 2010 and December 31, 2009, respectively	160,362	175,557
Income taxes receivable	3,138	2,988
Deferred income taxes	18,648	15,870
Prepaid expenses and other current assets	20,946	18,043

Total current assets	224,693	227,386
Equipment and fixtures, net	89,329	96,816
Deferred income taxes	1,400	5,306
Goodwill	226,027	226,027
Intangible assets, net	99,626	104,834
Other assets	19,440	20,454

Total assets	$660,515	$680,823

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,546	$13,532
Accrued employee compensation and benefits	51,735	57,475
Other accrued expenses	33,268	28,499
Income taxes payable	547	2,199
Current portion of long-term debt	91	90
Current portion of capital lease obligations	6,921	5,529
Other liabilities	7,345	8,013

Total current liabilities	113,453	115,337
Long-term debt, net of current portion	198,644	206,880
Capital lease obligations, net of current portion	11,059	11,279
Deferred income taxes	20,373	21,050
Other long-term liabilities	22,643	22,866

Total liabilities	366,172	377,412
Stockholders’ equity:
Common stock, par value $0.001 per share, shares authorized—200,000 shares authorized at March 31, 2010 and December 31, 2009, respectively, issued and outstanding shares—80,499 and 79,616 shares at March 31, 2010 and December 31, 2009, respectively	80	80
Additional paid-in-capital	339,477	337,035
Retained deficit	(40,447)	(29,972)
Accumulated other comprehensive income (loss)	(4,767)	(3,732)

Total stockholders’ equity	294,343	303,411

Total liabilities and stockholders’ equity	$660,515	$680,823

See accompanying notes to consolidated financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenue	$196,575	$135,614
Direct cost of revenue	112,840	78,613

Gross profit	83,735	57,001

Operating expenses:
Selling, general and administrative expenses	69,264	43,502
Transaction related expenses	910	—
Depreciation and amortization	16,429	6,665

Total operating expenses	86,603	50,167

Income (loss) from operations	(2,868)	6,834

Other (income) expenses, net:
Foreign currency transaction loss (gain)	(1,805)	(852)
Other (income) expense, net	—	7
Interest expense, net	7,602	2,895

Total other (income) expenses, net	5,797	2,050

Income (loss) before income taxes	(8,665)	4,784
Provision (benefit) for income taxes	1,810	3,086

Net income (loss)	(10,475)	1,698

Cumulative convertible preferred stock dividends	—	1,293
Preferred Stock accretion	—	225

Net income (loss) attributable to common shareholders	$(10,475)	$180

Net income (loss) attributable to common shareholders per share:
Basic	$(0.13)	$0.02

Diluted	$(0.13)	$0.02

Shares used in computing per share amounts:
Basic	80,009	9,456

Diluted	80,009	9,456

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the three months ended March 31, 2010

(Unaudited)

(In thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances at December 31, 2009	79,616	$80	$337,035	$(29,972)	$(3,732)	$303,411
Net income (loss)	—	—	—	(10,475)	—	(10,475)
Currency translation adjustment	—	—	—	—	(2,301)	(2,301)
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	1,266	1,266

Comprehensive loss	—	—	—	—	—	(11,510)
Common stock issued for pre-emptive rights	25	—	79	—	—	79
Common shares issued under stock plans, net of cancellations	669	—	—	—	—	—
Warrant exercises	167	—	1,001	—	—	1,001
Stock option exercises	22	—	33	—	—	33
Stock-based compensation expense	—	—	1,329	—	—	1,329

Balances at March 31, 2010	80,499	$80	$339,477	$(40,447)	$(4,767)	$294,343

See accompanying notes to consolidated condensed financial statements

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Operating activities:

Net income (loss)	$(10,475)	$1,698

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,429	6,665
Amortization and write-off of debt issuance costs	843	1,194
Deferred taxes	386	235
Loss on disposal of assets	(13)	—
Noncash stock compensation	1,329	204
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	12,187	(3,548)
Income taxes receivable	(172)	(119)
Prepaid expenses and other current assets	(1,762)	(1,199)
Other assets	450	(1,955)
Accounts payable	243	215
Accrued expenses and other liabilities	(2,128)	(2,482)

Net cash provided by (used in) operating activities	17,317	908

Investing activities:

Additions to equipment and fixtures, net	(2,776)	(4,052)

Net cash provided by (used in) investing activities	(2,776)	(4,052)

Financing activities:

Net borrowings (repayments) on line of credit	(8,548)	(15,823)
Proceeds from issuance of long-term debt	—	22,959
Payments on long-term debt	(21)	(508)
Exercise of public warrants	1,001	—
Proceeds on capital leases	1,669	—
Proceeds from issuance of common stock related to pre-emptive rights and stock options	112	—
Payment of capital lease obligations	(1,697)	(520)

Net cash provided by (used in) financing activities	(7,484)	6,108

Effect of exchange rates on cash and cash equivalents	(386)	(251)

Net increase (decrease) in cash and cash equivalents	6,671	2,713
Cash and cash equivalents, beginning of period	14,928	10,660

Cash and cash equivalents, end of period	$21,599	$13,373

Supplemental cash flow information:
Cash paid for interest	$880	$1,293
Cash paid for income taxes	3,520	$1,922
Noncash financing activities:
Gain (loss) on foreign exchange forward contracts	$(1,266)	$136
Capital lease financing	$1,282	$—

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

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

Immediately prior to the closing of the Combination, pursuant to a letter agreement, dated as of August 14, 2009, between us and Ares Corporate Opportunities Fund II, L.P. (“Ares”), all of the issued and outstanding shares of our Series A Convertible Preferred Stock, $.001 par value per share (“Series A Preferred Stock”), and Series B Convertible Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”), held by Ares were converted into approximately 35,000 shares of our common stock. In addition, we purchased from Ares a ten-year term private warrant to purchase 7,500 shares of our common stock at an exercise price of $6.00 per share that it held in consideration for the issuance of 1,000 shares of our common stock.

In November 2009, we commenced a self-tender offer to purchase up to 17,500 of our public warrants, each of which is exercisable for one share of our common stock for $6.00 in cash, at a purchase price of $.50 per warrant net to the seller in cash. In December 2009, we closed the self-tender and accepted for purchase approximately 9,957 warrants for a total purchase price of approximately $4,978, excluding fees and expenses related to the tender offer. (See Note 7)

eTelecare results of operations are included in the consolidated results for the period October 1, 2009 (the date of the acquisition) through December 31, 2009.

We have evaluated subsequent events through the date of filing the financial statements, and no events, other than what has been disclosed above, have occurred from the balance sheet date through that date that would impact the consolidated financial statements.

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

Note 3—Basis of Presentation

The consolidated financial statements of SGS as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009, include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

On October 1, 2009, we acquired EGS in a stock-for-stock exchange. The accompanying consolidated statements of operations and cash flows of SGS for the periods succeeding the acquisition on October 1, 2009, include the results of EGS.

Note 4—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ended December 31, 2010, or for any other interim period or future year.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

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

Foreign Currency Translation and Derivative Instruments

We generally utilize forward contracts with terms of one to 24 months to reduce our foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies. Upon proper designation, certain of these contracts are accounted for as cash-flow hedges, as defined by the authoritative guidance. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to counterparty credit risk. We do not believe that we are exposed to a concentration of credit risk with our derivative financial instruments as the counterparties are well established institutions and counterparty credit risk information is monitored on an ongoing basis.

All derivatives, including foreign currency forward contracts, are recognized in other current assets on the balance sheet at fair value. Fair values for our derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. On the date the foreign exchange contract is entered into, we determine whether that derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss,)” until the forecasted underlying transactions occur. To date we have not experienced any hedge ineffectiveness of our cash flow hedges (excluding certain cash flow hedges previously determined to be effective but, as of October 1, 2009, the date of the Combination, determined to be ineffective). The realized gain or loss is recognized in the same period the hedged forecasted cash flows affect the statement of operations. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Other Income (expense)”. Cash flows from the derivative contracts are classified within “Cash flows from operating activities” in the accompanying Consolidated Statement of Cash Flows. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged.

We may also enter into derivative contracts that are intended to economically hedge certain risks, even though we elect not to apply hedge accounting as defined by the authoritative guidance. For instance, we also enter into foreign exchange forward contracts to hedge against translation gains and losses on certain receivables and payables that are not selected for hedge accounting and, accordingly, the changes in these contracts, as well as the offsetting gain or loss on the hedged asset or liability are recognized in Other Income/Expense in the statement of operations.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis (as required), whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the value of cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting prospectively. Hedge accounting is also discontinued prospectively when (1) the derivative is no longer effective in offsetting changes in cash flow of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; (5) the derivative as a hedging instrument is no longer effective; or (6) when assumed in purchase accounting.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

As of March 31, 2010 and December 31, 2009, we had approximately $154,581 and $111,994, respectively, of foreign exchange risk hedged using forward exchange contracts. As of March 31, 2010, the $154,581 of forward exchange contracts we held were comprised of $55,131 of contracts previously determined to be effective cash flow hedges, but as of October 1, 2009, determined to be ineffective, $67,782 of contracts determined to be effective cash flow hedges and $31,668 of contracts for which we elected not to apply hedge accounting. As of December 31, 2009, the $111,994 of forward exchange contracts we held were comprised of $80,470 of contracts previously determined to be effective cash flow hedges but, as of October 1, 2009, determined to be ineffective, $7,733 of contracts determined to be effective cash flow hedges and $23,791 of contracts for which we elected not to apply hedge accounting.

As of March 31, 2010 and 2009, the change in the fair market value of these derivative instruments designated as cash flow hedges during the period was a gain of $1,260 and $1,241, respectively, which is reflected in accumulated other comprehensive income (loss). As of March 31, 2010, the fair market value of derivatives previously determined to be effective cash flow hedges but, as of October 1, 2009, determined to be ineffective was a gain of $4,050 of which $2,548 was recognized in Other Income/Expense In the Statement of Operations. As of March 31, 2010, the fair market value of derivatives for which we elected not to apply hedge accounting was a gain of $106, which is recognized in Other Income/Expense in the Statement of Operations.

Fair Value of Financial Instruments

Effective January 1, 2008, we implemented authoritative guidance, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

	March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Long-term debt	$224,250	$224,250	$—	$—
Forward exchange contracts	6,306	—	6,306	—

Total	$230,556	$224,250	$6,306	$—

The fair value of our long term debt is determined from market quotations. The fair values of our forward exchange contracts are determined through market, observable and corroborated sources.

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

Net Income (Loss) Per Share

In 2009, we calculated net income (loss) per share in accordance with authoritative guidance which clarified the use of the “two-class” method of calculating earnings per share. We determined that our Preferred Stock represented a participating security for purposes of computing earnings per share and allocated earnings per share to a participating security using the two-class method for computing basic earnings per share.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. We allocated net income first to preferred stockholders based on dividend rights under our certificate of incorporation and then to common and preferred stockholders collectively based on ownership interests. Net losses are not allocated to preferred stockholders. Diluted net income (loss) per share gives effect to all potentially dilutive securities.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

Three months ended March 31, 2009
Net income (loss)	$1,698
Cumulative preferred stock dividends	1,293
Preferred stock accretion	225

Net income (loss) attributable for common stockholders	$180

The two-class method is not applicable to the three month period ended March 31, 2010 due to the conversion of our preferred stock to common stock on October 1, 2009.

The following common stock equivalents were excluded from computing diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

	Three months ended March 31, 2010	Three Months ended March 31, 2009
Options to purchase common stock at $6.00 per share	8,054	3,367
Pre-emptive rights at $6.00 per share	23,979	—
Preferred stock convertible to common stock at $6.00 per share	—	25,415
Ares warrants to purchase common stock at $6.00 per share	—	7,500
Publicly held warrants at $6.00 per share	9,842	31,250
Shares of Restricted stock	728	—

Total options, pre-emptive rights, preferred stock, warrants and restricted stock exercisable into common stock	42,603	67,532

Accumulated other comprehensive income (loss) consists of the following:

	March 31, 2010	December 31, 2009
Unrealized (loss) gain on forward exchange contracts	$1,179	$(87)
Cumulative Translation adjustment	(5,946)	(3,645)

	$(4,767)	$(3,732)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements which is effective January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

Note 5—Acquisitions

EGS Acquisition:

SGS acquired EGS to create one of the leading CRM and BPO services companies in the world. With 50 locations in 22 countries and over 30,000 employees worldwide, we offer our clients customized global capabilities that can deliver integrated services in almost any geographic region across the world. EGS provided SGS with the ability to broaden service offerings to include a full portfolio of sales and revenue generation, warranty management, customer loyalty and brand management, customer care, technical support, and customer life cycle management services. We believe this broad and integrated portfolio of global services is a key differentiating factor to win new clients and realize attractive cross selling opportunities between clients.

SGS and EGS entered into a share exchange agreement pursuant to which Stream issued 33,652 shares of our common stock for all the outstanding shares of EGS. The purchase price calculation was as follows:

Purchase price in common shares	$181,718
Value of pre-emptive rights	1,384

Total allocable purchase price	$183,102

The acquisition was accounted for in accordance with the authoritative guidance. The transaction was valued for accounting purposes at $183,102.

The exercise of our publicly traded warrants trigger certain pre-emptive rights held by the following shareholders: Ares Management, Ayala Corporation and Providence Equity Partners (collectively, the “Participating Shareholders”). Pursuant to their pre-emptive rights, the Participating Shareholders have the right to purchase, for $6.00 per share, an aggregate number of shares of our common stock equal to 2.4364 multiplied by the number of shares issued upon exercise of the publicly traded warrants. Ayala and Providence received these pre-emptive rights in association with the acquisition of EGS and, accordingly, we have treated the value of these rights as additional purchase consideration.

Under the purchase method of accounting, the assets and liabilities of EGS are recorded as of the acquisition date at their respective fair values. The excess purchase price over those values is recorded as goodwill. The goodwill recognized is attributable primarily to the fair value of the going-concern element and the fair value of expected synergies to be achieved. The following table summarizes the estimated fair value of assets acquired and the liabilities assumed and related deferred income taxes at October 1, 2009, the date of the acquisition.

Current assets	$99,631
Property and equipment	46,952
Goodwill	177,478
Trade names	100
Customer relationships	30,300
Customer contracts	1,701
Other non-current assets	4,898

Total assets acquired	361,060
Current liabilities	(81,866)
Related party debt	(85,254)
Other liabilities	(10,838)

Total liabilities assumed	(177,958)

Allocated purchase price	$183,102

We recognized $12,245 of transaction related costs that were expensed in the year ended December 31, 2009 and an additional $910 of such costs during the three months ended March 31, 2010. These costs are included in the consolidated income statement in the line titled “transaction related costs”.

We have not identified any material unrecorded pre-acquisition contingencies where the related asset, liability, or impairment is probable and the amount can be reasonably estimated. Our purchase accounting for the EGS acquisition is preliminary, therefore prior to the end of the measurement period, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may adjust goodwill. During the three month period ended March 31, 2010, we have made no material adjustments to the initially estimated fair value of assets and liabilities for the EGS acquisition.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

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

	2009	2008
Revenue	$797,005	$823,239
Net income (loss) attributable to common shareholders	(40,698)	(44,026)
Basic and diluted net loss per share	$(0.51)	$(0.56)

Amortization expense of intangible assets acquired with our business combinations is as follows:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Amortization expense	$5,210	$2,479

Note 6—Preferred Stock

On October 1, 2009, upon the closing of the Combination, all outstanding shares of our Series A Preferred Stock and Series B Preferred Stock, all of which were held by Ares, were converted into approximately 35,000 shares of our common stock and all authorized shares of Series A Preferred Stock and Series B Preferred Stock were cancelled. In addition, a warrant to purchase 7,500 shares of our common stock owned by Ares, with an exercise price of $6.00 per share and exercisable until 2018, was surrendered to us for cancellation upon the closing of the Combination in partial consideration for 1,000 shares of our common stock.

Note 7—Publicly Traded Warrants

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

During the three months ended March 31, 2010, holders of our publicly traded warrants exercised 167 warrants for proceeds to us of $1,001. As of March 31, 2010 there were 9,842 warrants outstanding, including 31 warrants embedded in our outstanding units.

The exercise of our publicly traded warrants triggers certain pre-emptive rights held by the following shareholders: Ares Management, Ayala Corporation and Providence Equity Partners. Pursuant to their pre-emptive rights, upon the exercise of a publicly traded warrant, the Participating Shareholders have the right to purchase, for $6.00 per share, an aggregate number of shares of our common stock equal to 2.4364 multiplied by the number of shares actually issued upon exercise of the publicly traded warrants. During the three months ended March 31, 2010, the Participating Shareholders exercised their pre-emptive rights and purchased 25 shares of our common stock for proceeds to us of $80. As of March 31, 2010, Stream had 9,842 publicly traded warrants outstanding, each to acquire a share of common stock at a cash exercise price of $6.00 per share that expire on October 17, 2011. In addition, as of March 31, 2010, pursuant to their pre-emptive rights, the Participating Shareholders may acquire shares of our common stock for $6.00 per share in cash, at a rate of 2.4364 of common stock for each warrant that is exercised for cash at $6.00 per share, if and when any of the publicly traded warrants are exercised, up to an aggregate 23,979 shares. These pre-emptive rights expire when the publicly traded warrants expire on October 17, 2011 and are reduced pro rata as the number of publicly traded warrants outstanding is reduced.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

Note 8—Equipment and Fixtures, Net

Equipment and fixtures, net, consists of the following:

	March 31, 2010	December 31, 2009
Furniture and fixtures	$10,725	$10,948
Building improvements	31,946	32,044
Computer equipment	32,235	31,142
Software	16,167	14,586
Telecom and other equipment	39,499	38,157
Fixed assets held for sale	214	228
Equipment and fixtures not yet placed in service	1,311	1,415

	132,097	128,520
Less: accumulated depreciation	(42,768)	(31,704)

	$89,329	$96,816

Depreciation expense consists of the following:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Depreciation expense	$11,219	$4,186

Note 9—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consists of the following:

	March 31, 2010	December 31, 2009
Compensation related amounts	$23,167	$29,213
Vacation liabilities	14,230	13,492
Medical and dental liabilities	2,891	2,972
Employer taxes	2,671	1,531
Retirement plans	6,327	7,806
Other benefit related liabilities	2,449	2,461

	$51,735	$57,475

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

Note 10—Other Accrued Expenses and Other Liabilities

Other accrued expenses consists of the following:

	March 31, 2010	December 31, 2009
Professional fees	5,273	5,447
Accrued interest	11,570	6,041
Occupancy expense	3,574	3,678
Technology expense	4,024	4,050
Other accrued expenses	8,827	9,283

	$33,268	$28,499

Other liabilities consists of the following:

	March 31, 2010	December 31, 2009
Lease exit liability	$545	$924
Deferred revenue	273	635
Market lease reserves	5,402	5,548
Other	1,125	906

Total current liabilities	$7,345	$8,013

Deferred rent	$1,231	$955
Accrued income taxes	12,054	11,976
Market value lease reserves	6,246	7,418
Asset retirement obligations	2,256	2,162
Other	856	355

Total long-term	$22,643	$22,866

Note 11—Long-Term Debt and Revolving Credit Facility

In October 2009, pursuant to an indenture, dated as of October 1, 2009 (the “Indenture”), among Stream, certain of our subsidiaries and Wells Fargo Bank, National Association (“Wells Fargo”), as trustee, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”) at an initial offering price of 95.454% of the principal amount, the purpose of which was to pay off the debt from our Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of January 8, 2009, as amended (the “PNC Agreement”), with PNC Bank, National Association (“PNC”) and other signatories thereto along with debt acquired from EGS. In addition, we and certain of our subsidiaries (collectively, the “Borrowers”) entered into a credit agreement, dated as of October 1, 2009 (the “Credit Agreement”), with Wells Fargo Foothill, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Facility”) of up to $100 million, including a $20 million sub-limit for letters of credit. The ABL Facility has a maturity of four years. We capitalized fees of $7,552 and $3,631 associated with the Notes and the Credit Agreement, respectively, at the inception of these agreements that are being amortized over their respective lives. We amortized into expense for the three months ended March 31, 2010, $278 and $209, respectively, of such capitalized fees.

We are in compliance with the financial covenants as of March 31, 2010. Substantially all of the assets of Stream excluding intangible assets secure the Notes and the ABL Facility. See Note 17 for Guarantor Financial Information.

Long-term borrowings consist of the following:

	March 31, 2010	December 31, 2009
Revolving line of credit	$6,953	$15,501
11.25% Senior Secured Notes	200,000	200,000
Other	215	237

	207,168	215,738
Less: current portion	(91)	(90)

Long-term debt	$207,077	$215,648

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

Minimum principal payments on long-term debt subsequent to March 31, 2010 are as follows:

Total
2010	$68
2011	96
2012	51
2013	6,953
2014	200,000

Total	$207,168

We had zero and $6,600 Letter of Credit Guarantees outstanding at March 31, 2010 and December 31, 2009, respectively.

We had $8,664 and $1,988 Letters of Credit outstanding at March 31, 2010 and December 31, 2009, respectively.

There was $77,621 available on the ABL Facility at March 31, 2010.

We have $337 and $359 of restricted cash as of March 31, 2010 and December 31, 2009, respectively.

Note 12—Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various state and foreign tax jurisdictions. Currently, we are under audit for the 2007 tax year for EGS in the US federal jurisdiction. We operate in a number of international tax jurisdictions and are subject to audits of income tax returns by tax authorities in those jurisdictions. We have open audit periods after 2002 in India, the Philippines, Canada and Europe, including France, Italy, Ireland, the Netherlands and the United Kingdom.

As of March 31, 2010 and December 31, 2009, the liability for unrecognized tax benefits (including interest and penalties) was $13,698 and $13,319, respectively, of which $12,055 and $11,975, respectively, was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is approximately $1,291 of unbenefitted tax losses which would be realized if the related uncertain tax positions were settled. As of December 31, 2009, we had reserved $2,472 for accrued interest and penalties, which had increased to $2,662 at March 31, 2010 and is included in the $13,698 liability. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. The total amount of net unrealized tax benefits that would affect the income tax expense, if ever recognized in our consolidated financial statements, is $13,135. This amount includes interest and penalties of $2,662. We estimate that within the next 12 months, our unrecognized tax benefits, and interest and penalties, could decrease as a result of settlements with taxing authorities or the expiration of the statute of limitations by $1,112 and $914, respectively.

Note 13—Stock Options

Our 2008 Stock Incentive Plan (the “Plan”) provides for the grant of incentive and nonqualified stock options, among other types of equity awards. The Plan allows us to grant options for up to 10,000 shares of common stock at an exercise price not less than 100% of the fair value of the common stock at the date of grant. The Plan provides that the options shall be exercisable for a period not to exceed ten years from the grant date. During the three months ended March 31, 2010 and 2009, we granted options to purchase 1,670 shares and 353 shares, respectively, of our common stock to our employees with an exercise price at the greater of $6.00 per share or the fair value of the underlying common stock at the date of grant. Generally, options vest over a five-year period. During the three months ended March 31, 2010, we granted our founder, Chairman, and Chief Executive Officer an option to purchase 1,000 shares of our common stock that is subject to a time-based vesting schedule and become exercisable under certain conditions. The option becomes exercisable upon our common stock closing price is at or above $10.60 for 60 consecutive trading days and our public float, excluding affiliates, equals or exceeds $300,000 or the affiliated stockholders have, in the aggregate sold 25% or more of their aggregate ownership as measured against their ownership as of November 10, 2009. We have used the Monte Carlo method to value this option. The accounting guidance requires us to recognize compensation expense related to options with market or performance conditions using an accelerated attribution method. The derived service period, as defined by the accounting guidance, was determined with the assistance of the valuation specialist and compensation expense will be recorded ratably for each tranche over the requisite service period.

For the three months ended March 31, 2010 and 2009, 844 and zero outstanding stock options, respectively, were vested, 21,500 and zero stock options, respectively, had been exercised, and 572 and 195 stock options, respectively, had been forfeited.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

The following assumptions were used for the option grants in the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Option term (years)	6.375	6.375
Volatility	64%	43%
Risk-free interest rate	2.6 – 2.9%	1.91 – 2.16%
Dividend yield	0%	0%
Weighted-average grant date fair value per option granted	$3.90	$1.12

The option term assumption was calculated under the simplified method for all option grants as we do not have a long history of granting options. In 2009 we transitioned to base the expected volatility assumption upon the weighted average of the historical volatilities for Stream and its peer group. The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term of the options. The expected term of employee stock options granted was based on our estimated life of the options at the grant date.

A summary of the activity of our stock options under the Plan during the three months ended March 31, 2010 was as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2009	6,978	$6.15		9.39
Granted	1,670	6.12	$3.90
Exercised	(22)	6.00
Forfeited or canceled	(572)	6.14

Outstanding at March 31, 2010	8,054	$6.14		9.31

As of March 31, 2010, stock options to purchase 844 shares were exercisable and such options had a weighted-average exercise of $6.05. The weighted average remaining contractual term of options currently exercisable is 8.7 years at March 31, 2010. The total fair value of options vested during the three months ended March 31, 2010 was $715. As of March 31, 2010 there were 5,430 options outstanding, vested, and expected to vest (including forfeiture adjusted unvested shares) with a weighted average exercise price of $6.14 and a weighted average remaining contractual term of 9.27 years.

For the three months ended March 31, 2010 and 2009, we recognized net stock compensation expense of $1,144 and $158, respectively, for the stock options in the table above.

As of March 31, 2010 and December 31, 2009, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was $2,520 and zero, respectively. The aggregate intrinsic value of exercisable shares at March 31, 2010 and December 31, 2009 was $468 and zero, respectively. The intrinsic value of options exercised for the three months ended March 31, 2010 and March 31, 2009, was $10 and zero, respectively.

As of March 31, 2010 and December 31, 2009, there was $13,067 and $10,325, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.5 years from issue date.

Restricted stock award activity during the three months ended March 31, 2010 was as follows:

	Number of Shares	Weighted average Grant-Date Fair Value
Outstanding at December 31, 2009	632	$6.28
Granted	100	6.11
Vested	—	—
Forfeited	(4)	7.85

Outstanding at March 31, 2010	728	$6.25

For the three months ended March 31, 2010 and 2009, we recognized net compensation expense of $185 and $46, respectively, for the restricted stock awards. Restricted stock awards vest either quarterly over four years for grants in 2008 or semi-annually over five years for grants in 2009.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

Note 14—Geographic Operations and Concentrations

We operate in one operating segment, providing business process outsourcing services to our customers under our delivery model on a global basis. As additional information about our global business, we show results for two regions in the table below: “Americas”, which includes United States, Canada, the Philippines, India, Costa Rica, Nicaragua, Dominican Republic, and El Salvador; and “EMEA”, which includes Europe, Middle East, and Africa.

The following table presents geographic information regarding our operations:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenues
Americas	$143,332	$81,787
EMEA	53,243	53,827

	$196,575	$135,614

	March 31, 2010	December 31, 2009
Total assets:
Americas	$579,577	$594,116
EMEA	80,938	86,707

	$660,515	$680,823

We derive significant revenues from three clients. At March 31, 2010, our top clients were as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Dell	19%	18%
Hewlett Packard	15%	16%
Sirius/XM	8%	11%

Related accounts receivable from these three clients were 29%, 13% and 6%, respectively, of our total accounts receivable at March 31, 2010.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

Note 15—Guarantor Financial Information

Our Notes are guaranteed by Stream, which is the parent company, along with certain of our wholly owned subsidiaries. Such guarantees are full, unconditional and joint and several. Condensed consolidating financial information related to us, our guarantor subsidiaries and our non-guarantor subsidiaries as of March 31, 2010 are reflected below:

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2010

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$152,376	$44,199	$—	$196,575
Intercompany	—	24,177	70,227	(94,404)	—

	—	176,553	114,426	(94,404)	196,575

Direct cost of revenue
Customers	—	53,188	59,652		112,840
Intercompany	—	83,474	10,930	(94,404)	—

	—	136,662	70,582	(94,404)	112,840

Gross Profit	—	39,891	43,844	—	83,735
Operating expenses:
Selling, general and administrative expenses	1,422	36,881	30,961	—	69,264
Transaction related costs	171	739	—	—	910
Depreciation and amortization	8	9,569	6,852	—	16,429

Total operating expenses	1,601	47,189	37,813	—	86,603

Income (loss) from operations	(1,601)	(7,298)	6,031	—	(2,868)
Other (income) expenses, net:
Foreign currency transaction loss (gain)	(5)	(93)	(1,707)	—	(1,805)
Other (income) expense, net	—	—	—	—	—
Interest (income) expense, net	6,279	(2,179)	3,502	—	7,602
Equity in earnings of subsidiaries	5,256	—	—	(5,256)	—

Total other (income) expenses, net	11,530	(2,272)	1,795	(5,256)	5,797

Income (loss) before income taxes	(13,131)	(5,026)	4,236	5,256	(8,665)

Provision (benefit) for income taxes	(2,656)	3,534	932	—	1,810

Net income (loss)	$(10,475)	$(8,560)	$3,304	$5,256	$(10,475)

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2009

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$129,654	$5,960	$—	$135,614
Intercompany	—	6,425	56,683	(63,108)	—

	—	136,079	62,643	(63,108)	135,614

Direct cost of revenue
Customers	—	42,441	36,172	—	78,613
Intercompany	—	56,249	6,859	(63,108)	—

	—	98,690	43,031	(63,108)	78,613
Gross Profit	—	37,389	19,612	—	57,001
Operating expenses:
Selling, general and administrative expenses	366	28,383	14,753	—	43,502
Transaction related costs	—	—	—	—	—
Depreciation and amortization	11	4,889	1,765	—	6,665

Total operating expenses	377	33,272	16,518	—	50,167

Income (loss) from operations	(377)	4,117	3,094	—	6,834
Other (income) expenses, net:
Foreign currency transaction loss (gain)	—	(935)	83	—	(852)
Other (income) expense, net	—	7	—	—	7
Interest (income) expense, net	(559)	3,260	194	—	2,895
Equity in Earnings of Subsidiaries	(1,516)	—	—	1,516	—

Total other (income) expenses, net	(2,075)	2,332	277	1,516	2,050

Income (loss) before income taxes	1,698	1,785	2,817	(1,516)	4,784

Provision (benefit) for income taxes	—	2,184	902	—	3,086

Net income (loss)	1,698	(399)	1,915	(1,516)	1,698

Cumulative convertible Preferred Stock dividends	1,293	—	—	—	1,293
Preferred Stock accretion	225	—	—	—	225

Net income (loss) attributable to common stockholders	$180	$(399)	$1,915	$(1,516)	$180

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

Condensed Consolidating Balance Sheet

As of March 31, 2010

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Assets
Current assets:
Cash and cash equivalents	$11	$2,968	$18,620	$—	$21,599
Accounts receivable, net	—	126,836	33,526	—	160,362
Income taxes receivable	—	2,403	735	—	3,138
Deferred income taxes	—	17,794	854	—	18,648
Prepaid expenses and other current assets	2,155	7,019	11,772	—	20,946

Total current assets	2,166	157,020	65,507	—	224,693
Equipment and fixtures, net	36	43,490	45,803	—	89,329
Deferred income taxes	—	(1,934)	3,334	—	1,400
Investment in Subsidiary	497,476	69,463	27	(566,966)	—
Goodwill	—	119,906	106,121	—	226,027
Intangible assets, net	—	81,167	18,459	—	99,626
Other assets	8,149	1,353	9,938	—	19,440

Total assets	$507,827	$470,465	$249,189	$(566,966)	$660,515

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$7,177	$6,369	$—	$13,546
Accrued employee compensation and benefits	—	18,991	32,744	—	51,735
Other accrued expenses	11,694	9,453	12,121	—	33,268
Income taxes payable	(4,463)	4,290	720	—	547
Current portion of long-term debt	—	91	—	—	91
Intercompany Payable (Receivable)	(22,290)	(68,410)	90,700	—	—
Current portion of capital lease obligations	—	4,374	2,547	—	6,921
Other liabilities	—	4,484	2,861	—	7,345

Total current liabilities	(15,059)	(19,550)	148,062	—	113,453
Long-term debt, net of current portion	198,520	124	—	—	198,644
Capital lease obligations, net of current portion	—	4,676	6,383	—	11,059
Deferred income taxes	—	19,342	1,031	—	20,373
Other long-term liabilities	—	15,152	7,491	—	22,643

Total liabilities	183,461	19,744	162,967	—	366,172
Total shareholders’ equity (deficit)	324,366	450,721	86,222	(566,966)	294,343

Total liabilities and stockholders’ equity	$507,827	$470,465	$249,189	$(566,966)	$660,515

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

Condensed Consolidating Balance Sheet

As of December 31, 2009

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Assets
Current assets:
Cash and cash equivalents	$126	$3,195	$11,607	$—	$14,928
Accounts receivable, net	—	139,025	36,532	—	175,557
Income taxes receivable	—	2,473	515	—	2,988
Deferred income taxes	—	15,241	629	—	15,870
Prepaid expenses and other current assets	2,083	5,726	10,234	—	18,043

Total current assets	2,209	165,660	59,517	—	227,386
Equipment and fixtures, net	44	45,678	51,094	—	96,816
Deferred income taxes	—	1,902	3,404	—	5,306
Investment in Subsidiary	390,971	160,798	27	(551,796)	—
Goodwill	—	119,906	106,121	—	226,027
Intangible assets, net	—	85,035	19,799	—	104,834
Other assets	8,618	1,886	9,950	—	20,454

Total assets	$401,842	$580,865	$249,912	$(551,796)	$680,823

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$6,521	$7,011	$—	$13,532
Accrued employee compensation and benefits	—	23,414	34,061	—	57,475
Other accrued expenses	6,936	10,334	11,229	—	28,499
Income taxes payable	(1,736)	3,907	28	—	2,199
Current portion of long-term debt	—	90	—	—	90
Intercompany Payable (Receivable)	(137,232)	44,407	92,825	—	—
Current portion of capital lease obligations	—	3,181	2,348	—	5,529
Other liabilities	—	4,630	3,383	—	8,013

Total current liabilities	(132,032)	96,484	150,885	—	115,337
Long-term debt, net of current portion	206,733	147	—	—	206,880
Capital lease obligations, net of current portion	—	4,132	7,147	—	11,279
Deferred income taxes	—	20,002	1,048	—	21,050
Other long-term liabilities	—	16,381	6,485	—	22,866

Total liabilities	74,701	137,146	165,565	—	377,412
Total shareholders’ equity (deficit)	327,141	443,719	84,347	(551,796)	303,411

Total liabilities and stockholders’ equity	$401,842	$580,865	$249,912	$(551,796)	$680,823

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

Condensed Statements of Cash Flows

For the three months ended March 31, 2010

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Cash Flows from operating activities:
Net income	$(10,475)	$(8,561)	$3,304	$5,257	$(10,475)
Undistributed equity in earnings of subsidiaries	5,257	—	—	(5,257)	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	4,100	15,936	7,756	—	27,792

Net cash provided by (used in) operating activities	(1,118)	7,375	11,060	—	17,317

Cash Flows from investing activities:
Investment in Subsidiary	(106,505)	106,505	—		—
Additions to equipment and fixtures, net	—	(2,593)	(183)	—	(2,776)

Net cash provided by (used in) investing activities	(106,505)	103,912	(183)	—	(2,776)

Cash Flows from financing activities:
Net borrowings (repayments) on line of credit	(8,548)	—	—	—	(8,548)
Net borrowings (repayments) on long term debt	—	(21)	—	—	(21)
Net borrowings (repayments) on capital leases	—	775	(803)	—	(28)
Net Intercompany	114,943	(112,830)	(2,113)	—	—
Proceeds from exercise of warrants	1,001	—	—	—	1,001
Proceeds from issuance of common stock related to pre-emptive rights and stock options	112	—	—	—	112

Net cash provided by (used in) financing activities	107,508	(112,076)	(2,916)	—	(7,484)

Effect of exchange rates on cash and cash equivalents	—	562	(948)	—	(386)

Net increase (decrease) in cash and cash equivalents	(115)	(227)	7,013	—	6,671

Cash and cash equivalents, beginning of period	126	3,195	11,607	—	14,928

Cash and cash equivalents, end of period	$11	$2,968	$18,620	$—	$21,599

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

Condensed Statements of Cash Flows

For the three months ended March 31, 2009

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Cash Flows from operating activities:
Net income	$1,698	$(399)	$1,915	$(1,516)	$1,698
Undistributed equity in earnings of subsidiaries	(1,516)	—	—	1,516	—
Adjustments to reconcile net income to cash provided by (used in) operating activities, net	3,266	(4,789)	733	—	(790)

Net cash provided by (used in) operating activities	3,448	(5,188)	2,648	—	908

Cash Flows from investing activities:
Additions to equipment and fixtures, net	—	(1,944)	(2,108)	—	(4,052)

Net cash provided by (used in) investing activities	—	(1,944)	(2,108)	—	(4,052)

Cash Flows from financing activities:
Net borrowings (repayments) on line of credit	—	(15,823)	—	—	(15,823)
Net borrowings (repayments) on long term debt	—	22,451	—	—	22,451
Net borrowings (repayments) on capital leases	—	(488)	(32)	—	(520)
Net Intercompany	(4,344)	2,826	1,518	—	—

Net cash provided by (used in) financing activities	(4,344)	8,966	1,486	—	6,108

Effect of exchange rates on cash and cash equivalents	—	1,200	(1,451)	—	(251)

Net increase (decrease) in cash and cash equivalents	(896)	3,034	575	—	2,713

Cash and cash equivalents, beginning of period	3,090	2,676	4,894	—	10,660

Cash and cash equivalents, end of period	$2,194	$5,710	$5,469	$—	$13,373

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our Annual Report on Form 10k for the year ended December 31, 2009 and other SEC filings.

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

Immediately prior to the Closing, pursuant to a letter agreement, dated as of August 14, 2009, between us and Ares Corporate Opportunities Fund II, L.P. (“Ares”), all of the issued and outstanding shares of our Series A Convertible Preferred Stock, $.001 par value per share (“Series A Preferred Stock”), and Series B Convertible Preferred Stock, $.001 par value per share (“Series B Preferred Stock”) all of which was held by Ares were converted into 35,085,134 shares of our common stock. In addition, we purchased from Ares a warrant to purchase 7,500,000 shares of our common stock that it held in consideration for the issuance to Ares of 1,000,000 shares of our common stock.

Also in October 2009, pursuant to an indenture, dated as of October 1, 2009 (the “Indenture”), among Stream, certain of our subsidiaries (the “Note Guarantors”) and Wells Fargo Bank, National Association (“Wells Fargo”), as trustee, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”) at an initial offering price of 95.454% of the principal amount. In addition, we and certain of our subsidiaries entered into a credit agreement, dated as of October 1, 2009 (the “Credit Agreement”), with Wells Fargo Foothill, LLC (“WFF”), as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Facility”) of up to $100 million, including a $20 million sub-limit for letters of credit. The ABL Facility has a term of four years.

We used the proceeds from the offering of the Notes, together with approximately $26.0 million of cash on hand, to repay all outstanding indebtedness under the PNC Agreement, the Bridge Loan, and to pay fees and expenses incurred in connection with the Combination, the Note offering and the ABL Facility.

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”) including sales, customer care and technical support for Fortune 1000 companies. Our clients include leading technology, computing, telecommunications, retail, entertainment/media, and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce capable of supporting over 35 languages across 50 locations in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients. As of March 31, 2010, we had over 30,000 employees worldwide.

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

A substantial portion of our costs are incurred and paid in Philippine pesos. Therefore, we are exposed to the risk of an increase in the value of the Philippine peso relative to the U.S. Dollar, which would increase the value of our expenses when measured in U.S. Dollars. We use derivatives to mitigate risk relating to the Canadian Dollar, the Indian rupee and the Philippine peso against the U.S. Dollar.

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

The carrying value of equipment and fixtures to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with authoritative guidance. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition proceeds do not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. We record all estimated asset retirement obligations at fair value that are associated with the retirement of tangible long-lived assets such as property and equipment when the long-lived asset is acquired, constructed, developed or through normal operations.

Goodwill and Other Intangible Assets

In accordance with authoritative guidance, goodwill is reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. We operate in one reporting unit, which is the basis for our impairment testing and the allocation of acquired goodwill.

Intangible assets with a finite life are recorded at cost and amortized based upon their projected cash flows over their estimated useful life. Client lists and relationships are amortized over periods up to ten years, market adjustments related to facility leases are amortized over the term of the respective leases and developed software is amortized over five years. Brands and trademarks are not amortized as their life is indefinite. In accordance with authoritative guidance, indefinite lived intangible assets are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired.

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

Stock-Based Compensation

For share-based payments, the fair value of each grant, including both time-based grants and performance-based grants, is estimated on the date of grant using the Black-Scholes-Merton option valuation model, with the exception of two grants to R. Scott Murray, our founder, Chairman and Chief Executive Officer that were valued using a Monte Carlo simulation and assumes the performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any previously recognized cost is reversed. Stock compensation expense is recognized on a straight-line basis over the vesting term, net of an estimated future forfeiture rate. The forfeiture rate assumption (19.5% as of March 31, 2010 and 2009) is based on historical experience.

Income Taxes

We recognize income taxes in accordance with the authoritative guidance, which requires recognition of deferred assets and liabilities for the future income tax consequence of transactions that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax, using the enacted tax rates for the year in which the differences are expected to reverse. We provide valuation allowances against deferred tax assets whenever we believe it is more likely than not, based on available evidence, that deferred tax assets will not be realized. Further, we record liabilities for uncertainty in income tax positions if a tax position is evaluated by us to be more likely than not of being sustained on audit.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

The following are unaudited results of operations for the three months ended March 31, 2010 and 2009:

STREAM GLOBAL SERVICES, INC.

Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Revenue	$196,575	$135,614
Direct cost of revenue	112,840	78,613

Gross profit	83,735	57,001

Operating expenses:
Selling, general and administrative expenses	67,935	43,298
Stock based compensation expense	1,329	204
Transaction related expenses	910	—
Depreciation and amortization expense	16,429	6,665

Total operating expenses	86,603	50,167

Income (loss) from operations	(2,868)	6,834

Other (income) expenses, net:
Foreign currency transaction loss (gain)	(1,805)	(852)
Other (income) expense, net	—	7
Interest expense, net	7,602	2,895

Total other (income) expenses, net	5,797	2,050

Income (loss) before provision for income taxes	(8,665)	4,784
Provision for Income taxes	1,810	3,086

Net income (loss)	$(10,475)	$1,698

Amounts as a percentage of revenue

	Three months ended March 31, 2010	Three months ended March 31, 2009
Revenue	100.0%	100.0%
Direct cost of revenue	57.4	58.0

Gross profit	42.6	42.0

Operating expenses:
Selling, general and administrative expenses	34.6	31.9
Stock-based compensation expense	0.7	0.2
Transaction related expenses	0.5	0.0
Depreciation and amortization expense	8.4	4.9

Total operating expenses	44.1	37.0

Income (loss) from operations	(1.5)	5.0

Other (income) expenses, net:
Foreign currency transaction loss (gain)	(0.9)	(0.6)
Other (income) expense, net	0.0	0.0
Interest expense, net	3.9	2.1

Total other (income) expenses, net	2.9	1.5

Income (loss) before provision for income taxes	(4.4)	3.5
Provision for Income taxes	0.9	2.3

Net income (loss)	(5.3)%	1.3%

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

Results of Operations

Three months ended March 31, 2010 compared with three months ended March 31, 2009

Revenues. Revenues increased $61.0 million, or 45.0%, to $196.6 million for the three months ended March 31, 2010, compared to $135.6 million for the three months ended March 31, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the EGS business prior to its acquisition by Stream (“Legacy EGS”) in the first quarter of 2010. The foreign currency translation impact of revenue generated in EMEA in Euros positively increased reported revenue during the three-month period ended March 31, 2010 because the average Euro/U.S. Dollar exchange rate was 1.39 for the quarter versus 1.31 for the prior year quarter. However, during the three-month period ended March 31, 2010, the Euro/U.S. Dollar exchange rate began to weaken (the rate is approximately 1.31/32 as of the date of this filing). Accordingly, we believe the foreign currency translation impact in the second quarter will result in our recording less revenue for our EMEA operations when translated into U.S. Dollars. We expect our sales organization to generate new customer revenue and also new revenue from existing customers under new programs, which will help to offset such impact.

Revenues for services performed in our United States and Canadian service centers increased $17.7 million, or 30.8%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, as a result of the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in the first quarter of 2010. Revenues for services performed in European service centers decreased $10.1 million, or 20.8%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. This decrease is attributable to decreased volumes from existing clients and increased offshore business in Tunisia and Cairo. Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, Costa Rica, the Dominican Republic, Tunisia and Cairo increased $49.5 million, or 166.9%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 due to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in the first quarter of 2010. Revenues in our offshore service centers represented 42.2% of consolidated revenues for the three months ended March 31, 2010, compared to 21.9% in the same period in 2009.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $34.2 million, or 43.5%, to $112.8 million for the three months ended March 31, 2010, compared to $78.6 million for the three months ended March 31, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in the first quarter of 2010.

Gross Profit. Gross profit increased $26.7 million, or 46.9%, to $83.7 million for the three months ended March 31, 2010 from $57.0 million for the three months ended March 31, 2009. Gross profit as a percentage of revenue increased from 42.0% to 42.6% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in the first quarter of 2010. Gross profit percentage increased primarily due to increased revenue in offshore locations and stronger management of our costs in connection with services performed by focusing on key operating metrics such as average handle time, utilization, productivity and attrition of our service professionals.

Operating Expenses. Operating expenses increased $36.4 million, or 72.6%, to $86.6 million for the three months ended March 31, 2010, compared to $50.2 million for the three months ended March 31, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in the first quarter of 2010. Selling, general and administrative expense grew from $43.3 million to $67.9 million, or 56.9%. Depreciation and amortization increased $9.8 million as a result of the inclusion of the Legacy EGS results in the first quarter of 2010, and increased amortization associated with the intangibles acquired in the EGS acquisition. Operating expenses as a percentage of revenues increased to 44.1% for the three months ended March 31, 2010 compared to 37.0% for the three months ended March 31, 2009.

Other (Income) Expenses, Net. Other (income) expenses, net increased $3.7 million, or 182.8%, to $5.8 million for the three months ended March 31, 2010, compared to $2.1 million for the three months ended March 31, 2009. This increase is primarily due to increased interest expense on our borrowings of $4.7 million due to increased borrowings and increased interest rates.

Provision for Income Taxes. Income taxes decreased $1.3 million, or 41.3%, to $1.8 million for the three months ended March 31, 2010, compared to $3.1 million for the three months ended March 31, 2009. Foreign tax expense comprised $1.9 million and $2.9 million for the three months ended March 31, 2010 and 2009, respectively, and the effective foreign tax rate decreased from 32.8% to 19.4%, respectively. For the three months ended March 31, 2010, our reported income tax expense represents taxes incurred for our operations in foreign jurisdictions; for our U.S. tax jurisdiction, we recorded no income tax expense or benefit. We operate in a number of countries outside the U.S. that are generally taxed at lower statutory rates than the U.S. and also benefit from tax holidays. The addition in the first quarter of 2010 of the EGS Philippines entities, for which we benefit from tax holidays, contributed to the reduction in the foreign tax rate compared to the same period in 2009.

Net Income (Loss). Net loss for the three months ended March 31, 2010 was $10.5 million as compared to net income for the three months ended March 31, 2009 of $1.7 million. This increase is primarily due to increased depreciation and amortization and interest related expenses arising from amortizable intangible assets acquired and borrowings associated with the eTelecare acquisition which closed on October 1, 2009.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital associated with the expenses we incur in performing services under our client contracts and capital expenditures for the opening of new service centers, including the purchase of computers and related equipment. We have in place a credit facility that consists of a revolving line of credit that allows us to better manage our cash flows. Our ability to make payments on the credit facility, to repay our-long term indebtedness, and to fund working capital and planned capital expenditures will depend on our ability to generate cash in the future. We have secured our working capital facility through our accounts receivable and therefore, our ability to continue servicing debt is dependent upon the timely collection of accounts receivables.

We made capital expenditures of $3.9 million in the three months ended March 31, 2010 as compared to $4.1 million for the three months ended March 31, 2009. We continue to make capital expenditures to build new service centers, meet new contract requirements and maintain and upgrade our technology. We expect to continue to expand into new facilities in 2010 that might include places such as the Philippines, Egypt, Tunisia, China and South and Central America. We also expect to invest in technology initiatives such as unified communications and enabling technology, business continuity and data security, web-based solutions and applications and distributed collaboration networking. The convergence of voice and data as well as the demand for real time diagnostics and analytics by our clients are requiring us to make substantial future investments in technology and solutions that will require additional capital investments.

On October 1, 2009, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014. The Notes were issued pursuant to the Indenture, among us, the Note Guarantors, and Wells Fargo, as trustee. The Notes were issued by us at an initial offering price of 95.454% of the principal amount. The Indenture contains restrictions on our ability to incur additional secured indebtedness under certain circumstances.

The Notes mature on October 1, 2014. The Notes bear interest at a rate of 11.25% per annum. Interest on the Notes is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2010.

The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, by the Note Guarantors and will be so guaranteed by any future domestic subsidiaries of ours, subject to certain exceptions.

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

In the three months ended March 31, 2010 the Company received approximately $1.0 million from the exercise of our publicly held warrants and approximately $0.1 million from proceeds from issuance of common stock related to pre-emptive rights and stock options.

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of March 31, 2010, we had approximately $8.7 million of these letters of credit in place under our ABL Credit Facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Our risk management strategy includes the use of derivative instruments to reduce the effects on our operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, we have exposure to counterparty credit risk.

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments, including capital leases, bear interest at variable rates. At March 31, 2010, we had outstanding borrowings under variable debt agreements that totaled approximately $7.0 million. A hypothetical 1.0% increase in the interest rate would have increased interest expense by approximately $0.1 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

There were no outstanding interest rate swaps covering interest rate exposure at March 31, 2010.

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

The following summarizes the relative (weakening)/strengthening of the U.S. Dollar against the local currency during the periods presented:

	Three months ended March 31, 2010	Three months ended March 31, 2009
U.S. Dollar vs. Canadian Dollar	(3.0)%	2.5%
U.S. Dollar vs. Euro	6.4%	5.9%
U.S. Dollar vs. Indian Rupee	(4.0)%	4.6%
U.S. Dollar vs. Philippine Peso	(2.9)%	1.4%
U.S. Dollar vs. S. African Rand	(0.1)%	3.5%
U.S. Dollar vs. U.K. Pound Sterling	6.6%	2.0%

Cash Flow Hedging Program

Substantially all of our subsidiaries use the local currency as their functional currency as a result of paying labor and operating costs in those local currencies. Certain of our subsidiaries in the Philippines use the U.S. Dollar as their functional currency while paying their labor and operating cost in local currency. Conversely, revenue for most of these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. Dollars and other foreign currencies. To mitigate against the risk of principally a weaker U.S. Dollar we purchase forward exchange contracts to acquire the local currency of the foreign subsidiary at a fixed exchange rate at specific dates in the future. We have designated and account for certain of these derivative instruments as cash flow hedges as defined by the authoritative guidance.

Given the significance of our foreign operations and the potential volatility of the certain of these currencies versus the U.S. Dollar, we use forward purchases of Philippine peso, Canadian Dollars and Indian rupees to minimize the impact of currency fluctuations. As of March 31, 2010, we had entered into forward contracts with three financial institutions to acquire the following currencies:

Currency	Notional Value	USD Equivalent	Highest Rate	Lowest Rate
Philippine Peso	4,442	$92.4	50.49	45.38
Canadian Dollar	44	42.3	1.0706	1.0102
Indian Rupee	351	7.7	45.86	45.50
Euro	9	12.1	1.3469	1.3469

		$154.5

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. The following risk factor updates the risk factors that are included in our Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Our financial results may be impacted by significant fluctuations in foreign currency exchange rates.

A substantial amount of our operating costs is incurred in foreign currencies. In many cases, we bill our clients in U.S. Dollar, Canadian dollar, Euro and U.K. pound sterling denominated amounts and incur costs in the host country in local currency. If the U.S. Dollar drops in value relative to other currencies, our cost of providing services outside the United States will increase accordingly when measured in U.S. Dollars. In addition, a substantial amount of our revenue is denominated in foreign currencies. If the U.S. Dollar increases in value relative to other currencies, the value of those revenues will decrease accordingly when measured in U.S. Dollars. Any continued significant fluctuations in the currency exchange rates between the U.S. Dollar, Canadian dollar, Euro and U.K. pounds sterling and the currencies of countries in which we operate may affect our business, results of operations, financial condition and cash flows.

A substantial portion of our costs are incurred and paid in Philippine pesos. Therefore, we are exposed to the risk of an increase in the value of the Philippine peso relative to the U.S. Dollar, which would increase the value of those expenses when measured in U.S. Dollars. In addition, a significant amount of our revenue is denominated in Euro. Therefore, we are exposed to the risk of an increase in the value of the U.S. Dollar relative to the Euro, which would decrease the value of those revenues accordingly when measured in U.S. Dollars.

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

STREAM GLOBAL SERVICES, INC.

May 6, 2010	By:	/S/ R. SCOTT MURRAY
R. Scott Murray Chairman, Chief Executive Officer and President (principal executive officer)

May 6, 2010	By:	/S/ DENNIS LACEY
Dennis Lacey Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

10.1*+	2010 Management Incentive Plan (MIP) – Vice Presidents and Above effective January 1, 2010.

10.2*+	2010 Executive Sales Incentive Plan (SIP) – Executive Vice President, Global Sales and Marketing effective January 1, 2010.

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.
+	Portions of this exhibit have been omitted pursuant to our request for confidential treatment. We have filed omitted portions separately with the SEC.