Form 10-Q
period 2010-06-30
Stream Global Services, Inc.
filed 2010-08-05
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 80,611,124 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of July 26, 2010 (including shares of common stock that are part of the Registrant’s outstanding, publicly traded units).

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	1

	Consolidated Statements of Operations for the three months ended June 30, 2010 and June 30, 2009 and the six months ended June 30, 2010 and June 30, 2009	2

	Consolidated Statements of Stockholders Equity for the six months ended June 30, 2010	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION		29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	29

SIGNATURES		30

Stream is a trademark of Stream Global Services, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

STREAM GLOBAL SERVICES, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$21,442	$14,928
Accounts receivable, net of allowance for bad debts of $651 and $532 at June 30, 2010 and December 31, 2009, respectively	164,364	175,557
Income taxes receivable	2,239	2,988
Deferred income taxes	15,208	15,870
Prepaid expenses and other current assets	16,696	18,043

Total current assets	219,949	227,386
Equipment and fixtures, net	82,712	96,816
Deferred income taxes	4,199	5,306
Goodwill	226,027	226,027
Intangible assets, net	94,308	104,834
Other assets	18,212	20,454

Total assets	$645,407	$680,823

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,718	$13,532
Accrued employee compensation and benefits	54,034	57,475
Other accrued expenses	27,573	28,499
Income taxes payable	—	2,199
Current portion of long-term debt	93	90
Current portion of capital lease obligations	7,597	5,529
Other liabilities	7,607	8,013

Total current liabilities	107,622	115,337
Long-term debt, net of current portion	217,215	206,880
Capital lease obligations, net of current portion	11,486	11,279
Deferred income taxes	20,254	21,050
Other long-term liabilities	22,235	22,866

Total liabilities	378,812	377,412
Stockholders’ equity:
Common stock, par value $0.001 per share, shares authorized—200,000 shares authorized at June 30, 2010 and December 31, 2009, respectively, issued and outstanding shares—80,611 and 79,616 shares at June 30, 2010 and December 31, 2009, respectively	81	80
Additional paid-in-capital	340,629	337,035
Retained deficit	(61,952)	(29,972)
Accumulated other comprehensive loss	(12,163)	(3,732)

Total stockholders’ equity	266,595	303,411

Total liabilities and stockholders’ equity	$645,407	$680,823

See accompanying notes to consolidated financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$183,904	$125,670	$380,479	$261,284
Direct cost of revenue	110,996	73,405	223,836	152,019

Gross profit	72,908	52,265	156,643	109,265

Operating expenses:
Selling, general and administrative expenses	64,480	42,217	133,744	85,718
Transaction related and restructuring expenses	2,838	—	3,748	—
Depreciation and amortization	16,536	6,912	32,965	13,577

Total operating expenses	83,854	49,129	170,457	99,295

Income (loss) from operations	(10,946)	3,136	(13,814)	9,970

Other (income) expenses, net:
Foreign currency transaction loss (gain)	1,267	1,314	(538)	462
Other (income) expense, net	(2)	2	(2)	8
Interest expense, net	7,530	2,143	15,132	5,039

Total other (income) expenses, net	8,795	3,459	14,592	5,509

Income (loss) before income taxes	(19,741)	(323)	(28,406)	4,461

Provision for income taxes	1,764	2,242	3,574	5,328

Net loss	(21,505)	(2,565)	(31,980)	(867)

Cumulative convertible preferred stock dividends	—	1,883	—	3,176
Preferred Stock accretion	—	278	—	503

Net loss attributable to common shareholders	$(21,505)	$(4,726)	$(31,980)	$(4,546)

Net loss attributable to common shareholders per share:
Basic and diluted	$(0.27)	$(0.50)	$(0.40)	$(0.48)

Shares used in computing per share amounts:
Basic and diluted	80,567	9,449	80,289	9,452

See accompanying notes to consolidated condensed financial statements

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the six months ended June 30, 2010

(Unaudited)

(In thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances at December 31, 2009	79,616	$80	$337,035	$(29,972)	$(3,732)	$303,411
Net loss	—	—	—	(31,980)	—	(31,980)
Currency translation adjustment	—	—	—	—	(6,671)	(6,671)
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	(1,760)	(1,760)

Comprehensive loss	—	—	—	—	—	(40,411)
Common stock issued for pre-emptive rights	25	—	80	—	—	80
Common shares issued under stock plans, net of cancellations	553	—	—	—	—	—
Warrant exercises	381	1	2,288	—	—	2,289
Stock option exercises	36	—	188	—	—	188
Stock-based compensation expense	—	—	2,771	—	—	2,771
Taxes withheld on restricted stock			(125)			(125)
Repurchase of warrants			(1,608)			(1,608)

Balances at June 30, 2010	80,611	$81	$340,629	$(61,952)	$(12,163)	$266,595

See accompanying notes to consolidated condensed financial statements

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Operating activities:

Net income (loss)	$(31,980)	$(867)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,965	13,577
Amortization and write-off of debt issuance costs	1,729	1,434
Deferred taxes	676	494
Loss on disposal of assets	244	45
Noncash stock compensation	2,771	324
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	4,487	3,056
Income taxes receivable	690	(143)
Prepaid expenses and other current assets	(845)	694
Other assets	955	(1,938)
Accounts payable	(2,293)	372
Accrued expenses and other liabilities	(4,107)	(11,954)

Net cash provided by operating activities	5,292	5,094

Investing activities:

Additions to equipment and fixtures, net	(6,491)	(10,349)

Net cash used in investing activities	(6,491)	(10,349)

Financing activities:

Net borrowings (repayments) on line of credit	9,699	(13,944)
Proceeds from issuance of long-term debt	—	23,238
Payments on long-term debt	(44)	(910)
Proceeds on capital leases	1,670	1,518
Payment of capital lease obligations	(3,344)	(1,267)
Proceeds from exercise of warrants	2,288	—
Proceeds from issuance of common stock related to pre-emptive rights and stock options	268	—
Tax payments on withholding of restricted stock	(125)	—
Re-purchase of warrants	(1,608)	(2,146)

Net cash provided by financing activities	8,804	6,489

Effect of exchange rates on cash and cash equivalents	(1,091)	2,295

Net increase in cash and cash equivalents	6,514	3,529
Cash and cash equivalents, beginning of period	14,928	10,660

Cash and cash equivalents, end of period	$21,442	$14,189

Supplemental cash flow information:
Cash paid for interest	$12,804	$2,816
Cash paid for income taxes	$5,179	$4,053
Noncash financing activities:
Gain on foreign exchange forward contracts	$1,760	$1,286
Capital lease financing	$3,765	$5,907

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements June 30, 2010

(Unaudited)

(In thousands, except per share and per warrant amounts)

Note 1—Our History and Summary of Various Transactions

Stream Global Services, Inc. (“we”, “us”, “Stream” or “SGS”) is a corporation organized under the laws of the State of Delaware. We were incorporated on June 26, 2007 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination, one or more domestic or international operating businesses. We consummated our initial public offering in October 2007, receiving total gross proceeds of $250 million, and in July 2008, we acquired Stream Holdings Corporation for $128 million (which reflected the $200 million purchase price less assumed indebtedness, transaction fees, employee transaction related bonuses, professional fees, stock option payments and payments for working capital).

In August 2009, Stream, EGS Corp. (“EGS”), the parent company of eTelecare Global Solutions, Inc. (“eTelecare”) and other parties thereto, entered into a definitive agreement to combine in a stock-for-stock exchange (the “Combination”). On October 1, 2009, the Combination closed, with the pre-Combination Stream and EGS stockholders owning approximately 57.5% and 42.5%, respectively, of the combined entity.

Immediately prior to the closing of the Combination, pursuant to a letter agreement, dated as of August 14, 2009, between us and Ares Corporate Opportunities Fund II, L.P. (“Ares”), all of the issued and outstanding shares of our Series A Convertible Preferred Stock, $.001 par value per share (“Series A Preferred Stock”), and Series B Convertible Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”), all of which was held by Ares, were converted into approximately 35,000 shares of our common stock. In addition, we purchased from Ares a ten-year term private warrant to purchase 7,500 shares of our common stock at an exercise price of $6.00 per share in consideration for the issuance of 1,000 shares of our common stock.

In conjunction with the closing of the Combination, we issued $200 million of senior notes and entered into a $100 million credit facility (See Note 12).

In November 2009, we commenced a self-tender offer to purchase up to 17,500 of our public warrants, each of which is exercisable for one share of our common stock for $6.00 in cash, at a purchase price of $.50 per warrant net to the seller in cash. In December 2009, we closed the self-tender and accepted for purchase approximately 9,957 warrants for a total purchase price of approximately $4,978, excluding fees and expenses related to the tender offer. (See Note 7)

We have evaluated subsequent events through the date of filing the financial statements. During this period, we did not have any material recognizable or unrecognizable subsequent events that would require disclosure in the financial statements.

Note 2—Our Business

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”) including sales, customer care and technical support for Fortune 1000 companies. Our clients include leading technology, computing, telecommunications, retail, entertainment/media, and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce capable of supporting over 35 languages across 50 locations in 22 countries. We continue to expand our global presence and service offerings to increase our client’s revenue, improve their operational efficiency and drive brand loyalty from our clients’ customers.

Note 3—Basis of Presentation

Our consolidated financial statements as of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009, include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

On October 1, 2009, we acquired EGS in a stock-for-stock exchange. The accompanying consolidated statements of operations and cash flows of SGS for the periods succeeding the Combination on October 1, 2009, include the results of EGS.

Note 4—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements June 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ended December 31, 2010, or for any other interim period or future year.

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

Foreign Currency Translation and Derivative Instruments

We generally utilize forward contracts with terms of one to 24 months to reduce our foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies. Upon proper designation, certain of these contracts are accounted for as cash-flow hedges, as defined by the authoritative guidance. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to counterparty credit risk. We believe that our derivative financial instruments do not expose us to a concentration of credit risk because the counterparties are well established institutions and we monitor counterparty credit risk information on an ongoing basis.

All derivatives, including foreign currency forward contracts, are recognized in other current assets or liabilities on the balance sheet at fair value. Fair values for our derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. On the date the foreign exchange contract is entered into, we determine whether that derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” until the forecasted underlying transactions occur. To date we have not experienced any hedge ineffectiveness of our cash flow hedges (except certain cash flow hedges previously determined to be effective, as of October 1, 2009, the date of the Combination, which have since been determined to be ineffective at that date). For effective cash flow hedges, the realized gain or loss is recognized in the same period the hedged forecasted cash flows affect the statement of operations. Any realized gains or losses resulting from the cash flow hedges within “Other Income (expense)”. Cash flows from the derivative contracts are classified within “Cash flows from operating activities” in the accompanying Consolidated Statement of Cash Flows.

We may also enter into derivative contracts that are intended to economically hedge certain risks, even though we elect not to apply hedge accounting as defined by the authoritative guidance. For instance, we also enter into foreign exchange forward contracts to hedge against translation gains and losses on certain receivables and payables that are not selected for hedge accounting and, accordingly, the changes in these contracts, as well as the offsetting gain or loss on the hedged asset or liability are recognized in the statement of operations.

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

        We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis (as required), whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the value of cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, we discontinue hedge accounting prospectively. Hedge accounting is also discontinued prospectively when (1) the derivative is no longer effective in offsetting changes in cash flow of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; (5) the derivative as a hedging instrument is no longer effective; or (6) it is discontinued with purchase accounting.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements June 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

As of June 30, 2010 and December 31, 2009, we had approximately $144,032 and $111,994, respectively, of foreign exchange risk hedged using forward exchange contracts. As of June 30, 2010, these forward exchange contracts we held were comprised of $36,380 of contracts previously determined to be effective cash flow hedges, but as of October 1, 2009, determined to be ineffective, $82,183 of contracts determined to be effective cash flow hedges and $25,469 of contracts for which we elected not to apply hedge accounting. As of December 31, 2009, the $111,994 of forward exchange contracts we held were comprised of $80,470 of contracts previously determined to be effective cash flow hedges but, as of October 1, 2009, determined to be ineffective, $7,733 of contracts determined to be effective cash flow hedges and $23,791 of contracts for which we elected not to apply hedge accounting.

For the six months ended June 30, 2010 and June 30, 2009, the change in the fair market value of the derivative instruments designated as cash flow hedges was a loss of $1,847 and a gain of $95, respectively, which is reflected in accumulated other comprehensive income (loss). As of June 30, 2010, the fair market value of derivatives previously determined to be effective cash flow hedges but, as of October 1, 2009, determined to be ineffective was a gain of $2,110 of which $1,758 was recognized in Other Income/Expense In the Statement of Operations. As of June 30, 2010, the fair market value of derivatives for which we elected not to apply hedge accounting was a loss of $7, which is recognized in Other Income/Expense in the Statement of Operations

Fair Value of Financial Instruments

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

	June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Long-term debt	$205,000	$205,000	$—	$—
Forward exchange contracts	189	—	189	—

Total	$205,189	$205,000	$189	$—

The fair value of our long term debt is determined from market quotations. The fair value of our forward exchange contracts are determined through market quotations, and other observable and corroborated sources.

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

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements June 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

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

The two-class method is not applicable to the three and six month periods ended June 30, 2010 due to the conversion of our preferred stock to common stock on October 1, 2009.

The following common stock equivalents were excluded from computing diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

	June 30, 2010	June 30, 2009
Options to purchase common stock at $6.00 per share	8,030	3,133
Pre-emptive rights at $6.00 per share	17,856	—
Preferred stock convertible to common stock at $6.00 per share	—	25,950
Ares warrants to purchase common stock at $6.00 per share	—	7,500
Publicly held warrants at $6.00 per share	7,329	20,522
Shares of restricted stock	645	—

Total options, pre-emptive rights, preferred stock, warrants and restricted stock exercisable into common stock	33,860	57,105

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

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for multi-element deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

Note 5—Acquisitions

EGS Acquisition:

The acquisition of EGS was made to further expand our CRM and BPO service capabilities on a global basis. With 50 locations in 22 countries and over 30,000 employees worldwide, we offer our clients customized global capabilities that can deliver integrated services in almost any geographic region across the world. EGS provided SGS with the ability to broaden service offerings to include a full portfolio of sales and revenue generation, warranty management, customer loyalty and brand management, customer care, technical support, and customer life cycle management services.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements June 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

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

The exercise of our publicly traded warrants trigger certain pre-emptive rights held by: Ares, EGS Dutchco B.V. and NewBridge International Investment Ltd. (collectively, the “Participating Shareholders”). Pursuant to their pre-emptive rights, the Participating Shareholders have the right to purchase, for $6.00 per share, an aggregate number of shares of our common stock equal to 2.4364 multiplied by the number of shares issued upon the exercise of the publicly traded warrants. The Participating Shareholders received these pre-emptive rights in association with the acquisition of EGS and, accordingly, we have treated the value of these rights as additional purchase consideration.

Under the purchase method of accounting, the assets and liabilities of EGS were recorded as of the acquisition date at their respective fair values. The excess purchase price over those values is recorded as goodwill. The following table summarizes the estimated fair value of assets acquired and the liabilities assumed and related deferred income taxes at October 1, 2009, the date of the acquisition.

Current assets	$99,631
Property and equipment	46,952
Goodwill	177,478
Trade names	100
Customer relationships	30,300
Customer contracts	1,701
Other non-current assets	4,898

Total assets acquired	361,060
Current liabilities	(81,866)
Related party debt	(85,254)
Other liabilities	(10,838)

Total liabilities assumed	(177,958)

Allocated purchase price	$183,102

We recognized $12,245 of transaction related costs that were expensed in the year ended December 31, 2009. These costs are included in the consolidated income statement in the line titled “transaction related expenses and impairment costs”. We recorded adjustments of $18 and $405 to our transaction related accruals for the three and six months ended June 30, 2010, respectively. These costs are included in the consolidated income statement in the line titled “transaction and restructuring expenses”.

The following unaudited pro forma financial information presents the consolidated results of operations of SGS and EGS as if the acquisition of EGS had occurred as of the beginning of the periods presented below. The historical financial information has been adjusted to give effect to events that are directly attributable to the Combination (including amortization of purchased intangible assets and debt costs associated with the acquisition, debt costs associated with our high yield debt offering and conversion of preferred stock to common stock), and upon the pro forma statements of operations, have a recurring impact. The unaudited pro forma financial information is not intended, and should not be taken as representative of our future consolidated results of operations or financial condition or the results that would have occurred had the acquisition occurred as of the beginning of the earliest period.

	Years ended
	2009	2008
Revenue	$797,005	$823,239
Net loss attributable to common shareholders	(40,698)	(44,026)
Basic and diluted net loss per share	$(0.51)	$(0.56)

Amortization expense of intangible assets acquired with our business combinations is as follows:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Amortization expense	$5,290	$10,500

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements June 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

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

Note 7—Publicly Traded Warrants

In our initial public offering, we sold 31,250 units, each consisting of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at an exercise price of $6.00 per share.

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

During the three months and six months ended June 30, 2010, holders of our publicly traded warrants exercised 214 warrants for proceeds to us of $1,287 and 381 warrants for proceeds to us of $2,288, respectively. As of June 30, 2010 there were 7,329 warrants outstanding, including 30 warrants embedded in our outstanding units. During the six months ended June 30, 2010, we repurchased 2,271 warrants at $0.70 per warrant resulting in cash outflows of $1,608.

The exercise of our publicly traded warrants triggers certain pre-emptive rights held by the Participating Shareholders. Pursuant to their pre-emptive rights, upon the exercise of a publicly traded warrant, the Participating Shareholders have the right to purchase, for $6.00 per share, an aggregate number of shares of our common stock equal to 2.4364 multiplied by the number of shares issued upon exercise of the publicly traded warrants. These pre-emptive rights expire when the publicly traded warrants expire on October 17, 2011 and the number of shares that the Participating Shareholders may acquire upon exercise of their pre-emptive rights is reduced pro rata as the number of publicly traded warrants outstanding is reduced. During the six months ended June 30, 2010, the Participating Shareholders purchased 25 shares of our common stock pursuant to their pre-emptive rights for proceeds to us of $80. As of June 30, 2010, Stream had 7,329 publicly traded warrants outstanding, each to acquire a share of common stock at a cash exercise price of $6.00 per share that expire on October 17, 2011. In addition, as of June 30, 2010, pursuant to their pre-emptive rights, the Participating Shareholders may acquire up to an aggregate 17,856 shares.

Note 8—Restructuring Expenses

During the three and six months ended June 30, 2010, we recognized restructuring expenses for vacated facilities in of our foreign locations of $2,820 and $3,343. These amounts are reported within the caption “Transaction related and restructuring expenses” in our statement of operations.

Note 9—Equipment and Fixtures, Net

Equipment and fixtures, net, consists of the following:

	June 30, 2010	December 31, 2009
Furniture and fixtures	$9,731	$10,948
Building improvements	31,756	32,044
Computer equipment	34,160	31,142
Software	17,572	14,586
Telecom and other equipment	40,536	38,157
Fixed assets held for sale	72	228
Equipment and fixtures not yet placed in service	1,293	1,415

	135,120	128,520
Less: accumulated depreciation	(52,408)	(31,704)

	$82,712	$96,816

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements June 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Depreciation expense for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Depreciation expense	$11,246	$4,578	$22,465	$8,765

Note 10—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consists of the following:

	June 30, 2010	December 31, 2009
Compensation related amounts	$23,720	$29,213
Vacation liabilities	14,383	13,492
Medical and dental liabilities	2,232	2,972
Employer taxes	3,833	1,531
Employee withholdings	6,763	7,806
Other benefit related liabilities	3,103	2,461

	$54,034	$57,475

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements June 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Note 11—Other Accrued Expenses and Other Liabilities

Other accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Professional fees	$4,583	$5,447
Accrued interest	5,963	6,041
Occupancy expense	3,285	3,678
Technology expense	3,357	4,050
Other accrued expenses	10,385	9,283

	$27,573	$28,499

Other liabilities consist of the following:

	June 30, 2010	December 31, 2009
Lease exit liability	$1,613	$924
Deferred revenue	110	635
Market lease reserves	4,873	5,548
Other	1,011	906

Total current liabilities	$7,607	$8,013

Deferred rent	$1,323	$955
Accrued income taxes	12,115	11,976
Market lease reserves	4,384	7,418
Asset retirement obligations	1,875	2,162
Lease exit liability	1,701	—
Other	837	355

Total long-term	$22,235	$22,866

Note 12—Long-Term Debt and Revolving Credit Facility

In October 2009, pursuant to an indenture, dated as of October 1, 2009 (the “Indenture”), among Stream, certain of our subsidiaries and Wells Fargo Bank, National Association, as trustee, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”) at an initial offering price of 95.454% of the principal amount, the proceeds of which were used to pay off the debt from our Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of January 8, 2009, as amended (the “PNC Agreement”), with PNC Bank, National Association (“PNC”) and other signatories thereto along with debt acquired from EGS. In addition, we and certain of our subsidiaries (collectively, the “Borrowers”) entered into a credit agreement, dated as of October 1, 2009 (the “Credit Agreement”), with Wells Fargo Foothill, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Facility”) of up to $100 million, including a $20 million sub-limit for letters of credit. The ABL Facility has a maturity of four years. We capitalized fees of $7,552 and $3,631 associated with the Notes and the Credit Agreement, respectively, at the inception of these agreements that are being amortized over their respective lives. We amortized into expense for the three and six months ended June 30, 2010, $559 and $1,046, respectively, of such capitalized fees.

The ABL facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $20 million. At June 30, 2010 we have $60,361 available under the ABL Facility. We are in compliance with the financial covenants as of June 30, 2010. Substantially all of the assets of Stream excluding intangible assets secure the Notes and the ABL Facility. See Note 16 for Guarantor Financial Information.

Long-term borrowings consist of the following:

	June 30, 2010	December 31, 2009
Revolving line of credit	$25,200	$15,501
11.25% Senior Secured Notes	200,000	200,000
Other	192	237

	225,392	215,738
Less: current portion	(93)	(90)

Long-term debt	$225,299	$215,648

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements June 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Minimum principal payments on long-term debt subsequent to June 30, 2010 are as follows:

Total
2010	$46
2011	96
2012	51
2013	25,200
2014	200,000

Total	$225,393

We had zero and $6,600 Letter of Credit Guarantees outstanding at June 30, 2010 and December 31, 2009, respectively.

We had $8,636 and $1,988 Letters of Credit outstanding at June 30, 2010 and December 31, 2009, respectively.

We have $332 and $359 of restricted cash as of June 30, 2010 and December 31, 2009, respectively.

Note 13—Income Taxes

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

As of June 30, 2010 and December 31, 2009, the liability for unrecognized tax benefits (including interest and penalties) was $13,501 and $13,319, respectively, of which $12,115 and $11,975, respectively, was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is approximately $1,315 of unbenefitted tax losses which would be realized if the related uncertain tax positions were settled. As of December 31, 2009, we had reserved $2,472 for accrued interest and penalties, which had increased to $2,665 at June 30, 2010. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. The total amount of net unrealized tax benefits that would affect the income tax expense, if ever recognized in our consolidated financial statements, is $12,926. This amount includes interest and penalties of $2,665. We estimate that within the next 12 months, our unrecognized tax benefits, and interest and penalties, could decrease as a result of settlements with taxing authorities or the expiration of the statute of limitations by $1,111 and $914, respectively.

Note 14—Stock Options

Our 2008 Stock Incentive Plan (the “Plan”) provides for the grant of incentive and nonqualified stock options, among other types of equity awards. The Plan allows us to grant equity awards for up to 10,000 shares of common stock at an exercise price not less than 100% of the fair value of the common stock at the date of grant. The Plan provides that equity awards shall be exercisable for a period not to exceed ten years from the grant date. During the six months ended June 30, 2010 and 2009, we granted options to purchase 1,955 shares and 700 shares, respectively, of our common stock to our employees with an exercise price at the greater of $6.00 per share or the fair value of the underlying common stock at the date of grant. Generally, options vest over a five-year period. During the six months ended June 30, 2010, we granted Scott Murray, our founder, Chairman and Chief Executive Officer, an option to purchase 1,000 shares of our common stock that is subject to a time-based vesting schedule and become exercisable under certain conditions. The option becomes exercisable upon our common stock closing price is at or above $10.60 for 60 consecutive trading days and our public float, excluding affiliates, equals or exceeds $300,000 or the affiliated stockholders have, in the aggregate sold 25% or more of their aggregate ownership as measured against their ownership as of November 10, 2009. We have used the Monte Carlo method to value this option. The accounting guidance requires us to recognize compensation expense related to options with market or performance conditions using an accelerated attribution method. The derived service period, as defined by the accounting guidance, was determined with the assistance of the valuation specialist and compensation expense will be recorded ratably for each tranche over the requisite service period.

Except for options to purchase 2,000 shares of our common stock held by Mr. Murray, the per share fair value of options granted was determined using the Black-Scholes-Merton model.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements June 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

The following assumptions were used for the option grants in the three months ended June 30, 2010 and 2009:

	Six months ended June 30, 2010	Six months ended June 30, 2009
Option term (years)	6.375	6.375
Volatility	64%-68%	43%
Risk-free interest rate	2.42-3.06%	1.91-2.83%
Dividend yield	0%	0%
Weighted-average grant date fair value per option granted	$3.95	$1.23

The option term assumption was calculated under the simplified method for all option grants as we do not have a long history of granting options. We base the expected volatility assumption upon the weighted average of the historical volatilities for Stream and its peer group. The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term of the options. The expected term of employee stock options granted was based on our estimated life of the options at the grant date.

A summary of the activity of our stock options under the Plan during the six months ended June 30, 2010 was as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2009	6,978	$6.15		9.39
Granted	1,955	6.19	$3.95
Exercised	(35)	6.00
Forfeited or canceled	(868)	6.17

Outstanding at June 30, 2010	8,030	$6.16		$9.09

As of June 30, 2010, stock options to purchase 1,060 shares were exercisable and such options had a weighted-average exercise of $6.09. The weighted average remaining contractual term of options currently exercisable is 8.69 years at June 30, 2010. The total fair value of options vested during the six months ended June 30, 2010 was $1,615. As of June 30, 2010 there were 5,578 options outstanding, vested, and expected to vest (including forfeiture adjusted unvested shares) with a weighted average exercise price of $6.15 and a weighted average remaining contractual term of 9.05 years.

For the three months ended June 30, 2010 and 2009, we recognized net stock compensation expense of $1,124 and $79, respectively, for the stock options in the table above.

For the six months ended June 30, 2010 and 2009, we recognized net stock compensation expense of $2,268 and $237, respectively, for the stock options in the table above.

As of June 30, 2010 and December 31, 2009, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of exercisable shares at June 30, 2010 and December 31, 2009 was zero. The intrinsic value of options exercised for the three months ended June 30, 2010 and June 30, 2009, was $19 and zero, respectively.

As of June 30, 2010 and December 31, 2009, there was $12,817 and $10,325, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the Plan. That cost is expected to be recorded over a weighted-average period of 4.31 years from issue date.

Restricted stock award activity during the six months ended June 30, 2010 was as follows:

	Number of Shares	Weighted average Grant-Date Fair Value
Outstanding at December 31, 2009	632	$6.28
Granted	200	6.23
Vested	(58)	6.14
Forfeited	(129)	6.35

Outstanding at June 30, 2010	645	$6.26

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements June 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

For the three months ended June 30, 2010 and 2009, we recognized net compensation expense of $318 and $43, respectively, for the restricted stock awards. Restricted stock awards vest either quarterly over four years for grants in 2008 or semi-annually over five years for grants in 2009.

For the six months ended June 30, 2010 and 2009, we recognized net compensation expense of $503 and $89, respectively, for the restricted stock awards. Restricted stock awards vest either quarterly over four years for grants in 2008 or semi-annually over five years for grants in 2009.

Note 15—Geographic Operations and Concentrations

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

The following table presents geographic information regarding our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Americas	$135,837	$73,735	$279,168	$155,522
EMEA	48,067	51,935	101,311	105,762

	$183,904	$125,670	$380,479	$261,284

	June 30, 2010	December 31, 2009
Total Assets
Americas	$570,766	$594,116

EMEA	74,641	86,707

	$645,407	$680,823

We derive significant revenues from three clients. At June 30, 2010, our three largest clients were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dell	18%	19%	19%	19%
Sirius/XM	13%	15%	14%	15%
Hewlett Packard	8%	11%	8%	11%

Related accounts receivable from these three clients were 23%, 11% and 6%, respectively, of our total accounts receivable at June 30, 2010.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements June 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Note 16—Guarantor Financial Information

Our Notes are guaranteed by Stream, which is the parent company, along with certain of our wholly owned subsidiaries. Such guarantees are full, unconditional and joint and several. Condensed consolidating financial information related to us, our guarantor subsidiaries and our non-guarantor subsidiaries as of June 30, 2010 are reflected below:

Condensed Consolidating Balance Sheet

As of June 30, 2010

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$17	$2,665	$18,760	$—	$21,442
Accounts receivable, net	—	129,672	34,692	—	164,364
Other current assets	2,279	22,656	9,208	—	34,143

Total current assets	2,296	154,993	62,660	—	219,949
Equipment and fixtures, net and other assets	7,865	43,641	53,615	—	105,121
Investment in Subsidiary	497,476	69,472	18	(566,966)	—
Goodwill and Intangible assets, net	—	197,205	123,132	—	320,337

Total assets	$507,637	$465,311	$239,425	$(566,966)	$645,407

Liabilities and Stockholders’ Equity
Current liabilities	(29,795)	(9,434)	146,851	—	107,622
Long-term liabilities	217,114	39,366	14,710	—	271,190
Total shareholders’ equity (deficit)	320,318	435,379	77,864	(566,966)	266,595

Total liabilities and stockholders’ equity	$507,637	$465,311	$239,425	$(566,966)	$645,407

Condensed Consolidating Balance Sheet

As of December 31, 2009

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$126	$3,195	$11,607	$—	$14,928
Accounts receivable, net	—	139,025	36,532	—	175,557
Other current assets	2,083	23,440	11,378	—	36,901

Total current assets	2,209	165,660	59,517	—	227,386
Equipment and fixtures, net and other assets	8,662	49,466	64,448	—	122,576
Investment in Subsidiary	390,971	160,798	27	(551,796)	—
Goodwill and Intangible assets, net	—	204,941	125,920	—	330,861

Total assets	$401,842	$580,865	$249,912	$(551,796)	$680,823

Liabilities and Stockholders’ Equity
Current liabilities	(132,032)	96,484	150,885	—	115,337
Long-term liabilities	206,733	40,662	14,680	—	262,075
Total shareholders’ equity (deficit)	327,141	443,719	84,347	(551,796)	303,411

Total liabilities and stockholders’ equity	$401,842	$580,865	$249,912	$(551,796)	$680,823

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements June 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2010

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$141,990	$41,914	$—	$183,904
Intercompany	—	24,287	67,368	(91,655)	—

	—	166,277	109,282	(91,655)	183,904
Direct cost of revenue
Customers	—	51,449	59,547	—	110,996
Intercompany	—	81,240	10,415	(91,655)	—

	—	132,689	69,962	(91,655)	110,996
Gross Profit	—	33,588	39,320	—	72,908
Operating expenses	1,334	43,315	39,205	—	83,854
Other (income) expenses, net	6,579	(2,128)	4,344	—	8,795
Equity in Earnings of Subsidiaries	16,308	—	—	(16,308)	—

Income (loss) before income taxes	(24,221)	(7,599)	(4,229)	16,308	(19,741)

Provision (benefit) for income taxes	(2,716)	3,507	973	—	1,764

Net income (loss)	$(21,505)	$(11,106)	$(5,202)	$16,308	$(21,505)

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2009

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$120,280	$5,390	$—	$125,670
Intercompany	—	22,304	58,761	(81,065)	—

	—	142,584	64,151	(81,065)	125,670
Direct cost of revenue
Customers	—	37,895	35,510	—	73,405
Intercompany	—	75,225	5,840	(81,065)	—

	—	113,120	41,350	(81,065)	73,405
Gross Profit	—	29,464	22,801	—	52,265
Operating expenses	194	29,874	19,061	—	49,129
Other (income) expenses, net	(356)	3,164	651	—	3,459
Equity in Earnings of Subsidiaries	2,727	—	—	(2,727)	—

Income (loss) before income taxes	(2,565)	(3,574)	3,089	2,727	(323)

Provision (benefit) for income taxes	—	1,489	753	—	2,242

Net income (loss)	(2,565)	(5,063)	2,336	2,727	(2,565)

Cumulative convertible Preferred Stock dividends	1,883	—	—	—	1,883
Preferred Stock accretion	278	—	—	—	278

Net income (loss) attributable to common stockholders	$(4,726)	$(5,063)	$2,336	$2,727	$(4,726)

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements June 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2010

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$294,366	$86,113	$—	$380,479
Intercompany	—	48,464	137,595	(186,059)	—

	—	342,830	223,708	(186,059)	380,479
Direct cost of revenue
Customers	—	104,637	119,199	—	223,836
Intercompany	—	164,714	21,345	(186,059)	—

	—	269,351	140,544	(186,059)	223,836
Gross Profit	—	73,479	83,164	—	156,643
Operating expenses	2,935	90,504	77,018	—	170,457
Other (income) expenses, net	12,852	(4,399)	6,139	—	14,592
Equity in Earnings of Subsidiaries	21,565	—	—	(21,565)	—

Income (loss) before income taxes	(37,352)	(12,626)	7	21,565	(28,406)

Provision (benefit) for income taxes	(5,372)	7,041	1,905	—	3,574

Net income (loss)	$(31,980)	$(19,667)	$(1,898)	$21,565	$(31,980)

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2009

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$249,934	$11,350	$—	$261,284
Intercompany	—	28,729	115,444	(144,173)	—

	—	278,663	126,794	(144,173)	261,284
Direct cost of revenue
Customers	—	80,336	71,683	—	152,019
Intercompany	—	131,474	12,699	(144,173)	—

	—	211,810	84,382	(144,173)	152,019
Gross Profit	—	66,853	42,412	—	109,265

Operating expenses	571	63,146	35,578	—	99,295
Other (income) expenses, net	(915)	5,496	928	—	5,509
Equity in Earnings of Subsidiaries	1,211	—	—	(1,211)	—

Income (loss) before income taxes	(867)	(1,789)	5,906	1,211	4,461

Provision (benefit) for income taxes	—	3,673	1,655	—	5,328

Net income (loss)	(867)	(5,462)	4,251	1,211	(867)

Cumulative convertible Preferred Stock dividends	3,176	—	—	—	3,176
Preferred Stock accretion	503	—	—	—	503

Net income (loss) attributable to common stockholders	$(4,546)	$(5,462)	$4,251	$1,211	$(4,546)

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements June 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Condensed Statements of Cash Flows

For the six months ended June 30, 2010

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(12,843)	$276	$17,859	$—	$5,292
Cash Flows from investing activities:
Investment in Subsidiary	(106,505)	106,505	—		—
Additions to equipment and fixtures, net	—	(4,113)	(2,378)	—	(6,491)

Net cash provided by (used in) investing activities	(106,505)	102,392	(2,378)	—	(6,491)

Cash Flows from financing activities:
Net borrowings (repayments) on line of credit	9,699	—	—	—	9,699
Net borrowings (repayments) on long term debt	—	(44)	—	—	(44)
Net borrowings (repayments) on capital leases	—	(408)	(1,266)	—	(1,674)
Net Intercompany	108,717	(104,555)	(4,162)	—	—
Proceeds from issuance of common stock related to pre-emptive rights and stock options	268	—	—	—	268
Tax withholding on Restricted Stock	(125)	—	—	—	(125)
Proceeds from exercise of warrants	2,288	—	—	—	2,288
Re-purchase of warrants	(1,608)	—	—	—	(1,608)

Net cash provided by financing activities	119,239	(105,007)	(5,428)	—	8,804
Effect of exchange rates on cash and cash equivalents	—	1,809	(2,900)	—	(1,091)

Net increase (decrease) in cash and cash equivalents	(109)	(530)	7,153	—	6,514

Cash and cash equivalents, beginning of period	126	3,195	11,607	—	14,928

Cash and cash equivalents, end of period	$17	$2,665	$18,760	$—	$21,442

Condensed Statements of Cash Flows

For the six months ended June 30, 2009

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$1,347	$(7,709)	$11,456	$—	$5,094
Cash Flows from investing activities:
Investment in Subsidiary	—	—	—	—	—
Additions to equipment and fixtures, net	—	(3,844)	(6,505)	—	(10,349)

Net cash provided by (used in) investing activities	—	(3,844)	(6,505)	—	(10,349)

Cash Flows from financing activities:
Net borrowings (repayments) on line of credit	—	(13,944)	—	—	(13,944)
Net borrowings (repayments) on long term debt	—	22,328	—	—	22,328
Net borrowings (repayments) on capital leases	—	315	(64)	—	251
Net Intercompany	(1,117)	5,975	(4,858)	—	—
Proceeds from exercise of warrants	—	—	—	—	—
Re-purchase of warrants	(2,146)	—	—	—	(2,146)

Net cash provided by financing activities	(3,263)	14,674	(4,922)	—	6,489
Effect of exchange rates on cash and cash equivalents	—	2,124	171	—	2,295

Net increase (decrease) in cash and cash equivalents	$(1,916)	$5,245	$200	$—	$3,529

Cash and cash equivalents, beginning of period	3,090	2,677	4,893	—	10,660

Cash and cash equivalents, end of period	$1,174	$7,922	$5,093	$—	$14,189

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and associated notes. This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, risks relating to our operation in, as well as entry into, new markets; changes in general economic and business conditions; fluctuations in foreign currency rates; sales volume, timing and lengthy sales cycles; our ability to make payments required under our outstanding indebtedness; delays in obtaining new clients or sales from existing clients; delays or interruptions of service as a result of power loss, fire, natural disasters, labor unrest, security breaches and other similar events; intense competition in the marketplace from competitors with greater financial resources; future acquisitions, joint ventures or other strategic investments; litigation and our ability to obtain necessary financing in the future, plus other risks detailed in our filings with the SEC, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

Overview

Stream Global Services, Inc. (“we”, “us”, “Stream”, or “SGS”) is a corporation organized under the laws of the State of Delaware. We were incorporated on June 26, 2007 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination, one or more domestic or international operating businesses. We consummated our initial public offering in October 2007, receiving total gross proceeds of $250 million, and in July 2008, we acquired Stream Holdings Corporation for $128 million (which reflected the $200 million purchase price less assumed indebtedness, transaction fees, employee transaction related bonuses, professional fees, stock option payments and payments for working capital).

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

Immediately prior to the Closing, pursuant to a letter agreement, dated as of August 14, 2009, between us and Ares Corporate Opportunities Fund II, L.P. (“Ares”), all of the issued and outstanding shares of our Series A Convertible Preferred Stock, $.001 par value per share (“Series A Preferred Stock”), and Series B Convertible Preferred Stock, $.001 par value per share (“Series B Preferred Stock”), all of which were held by Ares, were converted into 35,085,134 shares of our common stock. The Series A Preferred Stock and Series B Preferred Stock were subsequently cancelled. In addition, we purchased from Ares a warrant to purchase 7,500,000 shares of our common stock in consideration for the issuance to Ares of 1,000,000 shares of our common stock.

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

        We used the proceeds from the offering of the Notes, together with approximately $26.0 million of cash on hand, to repay all outstanding indebtedness under the Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of January 8, 2009, as amended (the “PNC Agreement”), with PNC Bank, National Association and other parties thereto, the Bridge Loan, and to pay fees and expenses incurred in connection with the Combination, the Note offering and the ABL Facility.

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”) including sales, customer care and technical support for Fortune 1000 companies. Our clients include leading technology, computing, telecommunications, retail, entertainment/media, and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce capable of supporting over 35 languages across 50 locations in 22 countries. We continue to expand our global presence and service offerings to increase our client’s revenue, improve operational efficiencies and drive brand loyalty for our clients’ customers. As of June 30, 2010, we had over 30,000 employees worldwide.

We are subject to quarterly fluctuations in our revenues and earnings, based on the timing of new and expiring client programs and seasonality in certain client programs. From time to time clients seek to shift their CRM programs to lower cost locations, which may interrupt or decrease our results of operations as we seek to shift personnel to the lower cost off-shore locations resulting in less revenue but a higher gross margin percentage.

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

A substantial portion of our costs are incurred and paid in Philippine pesos. Therefore, we are exposed to the risk of an increase in the value of the Philippine peso relative to the U.S. Dollar, which would increase the value of our expenses when measured in U.S. Dollars. We use derivatives to mitigate risk relating to the Canadian Dollar, the Indian rupee and the Philippine peso against the U.S. Dollar. For our EMEA region, we operate principally using the Euro and, accordingly, we are exposed to foreign currency translation impacts of the Euro to the U.S. Dollar.

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

Intangible assets with a finite life are recorded at cost and amortized based upon their projected cash flows over their estimated useful life. Client lists and relationships are amortized over periods up to ten years, market value of the lease adjustments related to facility leases acquired in business combinations are amortized over the term of the respective leases and developed software is amortized over five years. Brands and trademarks are not amortized as their life is indefinite. In accordance with authoritative guidance, indefinite lived intangible assets are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired.

The carrying value of intangibles is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with authoritative guidance. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals, discounted cash flow analyses, or sales prices of comparable assets.

Stock-Based Compensation

For share-based payments, the fair value of each grant, including both time-based grants and performance-based grants, is estimated on the date of grant using the Black-Scholes-Merton option valuation model, with the exception of two grants to R. Scott Murray, our founder, Chairman and Chief Executive Officer that were valued using a Monte Carlo simulation and assumes the performance goals will be achieved. If such goals are not met, no compensation cost is recognized and any previously recognized cost is reversed. Stock compensation expense is recognized on a straight-line basis over the vesting term, net of an estimated future forfeiture rate. The forfeiture rate assumption (19.5% as of June 30, 2010 and 2009) is based on historical experience.

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

Contingencies

We consider the likelihood of loss contingencies, including non-income tax and legal contingencies arising in the ordinary course of business, and our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued in accordance with the authoritative guidance, when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such accruals should be adjusted.

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

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for multi-element deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

Results of Operations

The following are unaudited results of operations for the three and six months ended June 30, 2010 and 2009 as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	100%	100%	100%	100%
Direct cost of revenue	60.4	58.4	58.8	58.2

Gross profit	39.6	41.6	41.2	41.8

Operating expenses:
Selling, general and administrative expenses	34.3	33.5	34.4	32.7
Stock-based compensation	0.8	0.1	0.7	0.1
Transaction related expenses and impairment losses	1.5	—	1.0	—
Depreciation and amortization	9.0	5.5	8.7	5.2

Total operating expenses	45.6	39.1	44.8	38.0

Income (loss) from operations	(6.0)	2.5	(3.6)	3.8

Other (income) expenses, net:
Foreign currency transaction loss (gain)	0.7	1.0	(0.1)	0.2
Other (income) expense, net	—	—	—	—
Interest expense, net	4.1	1.7	4.0	1.9

Total other (income) expenses, net	4.8	2.7	3.9	2.1

Income (loss) before income taxes	(10.8)	(0.2)	(7.5)	1.7

Provision (benefit) for income taxes	1.0	1.8	0.9	2.0

Net income (loss)	(11.8)%	(2.0)%	(8.4)%	(0.3)%

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

Direct Cost of Revenue

We record the costs specifically associated with client billable programs associated with a statement of work as direct cost of revenues. These costs include direct labor wages and benefits of service agents in our call centers as well as reimbursable expenses such as telecommunication charges. The most significant portion of our direct cost of revenue is attributable to employee compensation, benefits and payroll taxes. These costs are expensed as they are incurred. Direct costs are affected by prevailing wage rates in the countries in which they are incurred and are subject to the effects of foreign currency fluctuations.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist of all expenses of operations other than direct costs of revenue, such as information technology, telecommunications, sales and marketing costs, finance, human resource management and other functions and service center operational expenses such as facilities, operations and training.

Transaction related and restructuring expense

Our transaction related and restructuring expenses include one-time or non-recurring expenses. These expenses generally include expenses related to acquisitions and expenses related to exiting leased facilities.

Other Income and Expenses

Other income and expenses consists of the foreign currency transaction gains or losses, other income, interest income and interest expense. Interest expense includes interest expense and amortization of debt issuance costs associated with our indebtedness under our credit lines, term loans, and capitalized lease obligations.

We generate revenue and incur expenses in several different currencies. We do not operate in any countries subject to hyper-inflationary accounting treatment. Our most common transaction currencies are the U.S. Dollar, the Euro, the Canadian Dollar, the British Pound, Philippine Peso and the Indian Rupee. Our customers are most commonly billed in the U.S. Dollar or the Euro. We translate our results from functional currencies to U.S. Dollars using the average exchange rates in effect during the accounting period.

Results of Operations

Three months ended June 30, 2010 compared with three months ended June 30, 2009

Revenues. Revenues increased $58.2 million, or 46.3%, to $183.9 million for the three months ended June 30, 2010, compared to $125.7 million for the three months ended June 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the EGS business (“Legacy EGS”). Partially offsetting the increased revenue was a decrease to revenue of $1.5 million resulting from the changes in foreign currencies, principally the Euro and Canadian Dollar, and a decline in customer volumes for a few of our key clients.

Revenues for services performed in our United States and Canadian service centers increased $22.0 million, or 44.0%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, as a result of the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results. Revenues for services performed in European service centers decreased $13.0 million, or 28.0%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. This decrease is attributable to decreased volumes from existing clients and increased offshore business in Tunisia and Cairo, which is billed at a lower price point. Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, Costa Rica, the Dominican Republic, Tunisia and Cairo increased $46.0 million, or 157%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009 due to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in 2010. Revenues in our offshore service centers represented 42.7% of consolidated revenues for the three months ended June 30, 2010, compared to 23.3% in the same period in 2009.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $37.6 million, or 51.2%, to $111.0 million for the three months ended June 30, 2010, compared to $73.4 million for the three months ended June 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in the second quarter of 2010. In the three months ended June 30, 2009 Legacy EGS direct cost of revenue was $37.6 million.

Gross Profit. Gross profit increased $20.6 million, or 39.4%, to $72.9 million for the three months ended June 30, 2010 from $52.3 million for the three months ended June 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in 2010. Gross profit as a percentage of revenue decreased from 41.6% to 39.6% for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. Gross profit percentage decreased primarily due to reductions in planned call volume for a few of our key clients, costs incurred for ramping new business, higher percentage of onshore versus offshore business mix, and staffing and attrition related to lower than forecasted volumes and new business ramps.

Operating Expenses. Operating expenses increased $34.8 million, or 70.9%, to $83.9 million for the three months ended June 30, 2010, compared to $49.1 million for the three months ended June 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in 2010. Selling, general and administrative expense grew from $42.2 million to $64.5 million, or 52.8%. Depreciation and amortization increased $9.6 million as a result of the inclusion of the Legacy EGS results in 2010, and increased amortization associated with the intangibles acquired in the EGS acquisition. Operating expenses as a percentage of revenues increased to 45.6% for the three months ended June 30, 2010 compared to 39.1% for the three months ended June 30, 2009 primarily as a result of increased amortization of intangible assets related to the acquisition of EGS.

Other (Income) Expenses, Net. Other (income) expenses, net increased $5.3 million, or 154.3%, to $8.8 million for the three months ended June 30, 2010, compared to $3.5 million for the three months ended June 30, 2009. This increase is primarily due to increased interest expense from our issuance of $200 million of Senior Secured Notes of $5.4.

Provision for Income Taxes. Income taxes decreased $0.4 million, or 18.2%, to $1.8 million for the three months ended June 30, 2010, compared to $2.2 million for the three months ended June 30, 2009. Foreign tax expense comprised $1.7 million and $2.1 million for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010, our reported income tax expense represents taxes incurred for our operations in foreign jurisdictions; for our U.S. tax jurisdiction where we operated at a loss for tax purposes, we recorded no income tax expense or benefit. We operate in a number of countries outside the U.S. that are generally taxed at lower statutory rates than the U.S. and also benefit from tax holidays. The addition of the EGS Philippines entities, for which we benefit from tax holidays, contributed to the reduction in the foreign tax rate compared to the same period in 2009.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

Revenues. Revenues increased $119.2 million, or 45.6%, to $380.5 million for the six months ended June 30, 2010, compared to $261.3 million for the six months ended June 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the EGS business prior to its acquisition by Stream (“Legacy EGS”). For the six months ended June 30, 2010 revenue improved by $3.0 million as compared to the six months ended June 30, 2009 due to the translation of local currencies to U.S. Dollar.

Revenues for services performed in our United States and Canadian service centers increased $39.7 million, or 37.0%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, as a result of the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results. Revenues for services performed in European service centers decreased $23.0 million, or 24.3%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. This decrease is attributable to decreased volumes from existing clients and increased offshore business in Tunisia and Cairo. Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, Costa Rica, the Dominican Republic, Tunisia and Cairo increased $95.6 million, or 162.0%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009 due to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in 2010. Revenues in our offshore service centers represented 42.4% of consolidated revenues for the six months ended June 30, 2010, compared to 22.6% in the same period in 2009.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $71.8 million, or 47.2%, to $223.8 million for the six months ended June 30, 2010, compared to $152.0 million for the six months ended June 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in 2010.

Gross Profit. Gross profit increased $47.3 million, or 43.3%, to $156.6 million for the six months ended June 30, 2010 from $109.3 million for the six months ended June 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in 2010. Gross profit as a percentage of revenue decreased from 41.8% to 41.2% for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Gross profit percentage decreased primarily due to reductions in planned call volume for a few of our key clients, costs incurred for ramping new business, higher percentage of onshore versus offshore business mix, and staffing and attrition related to lower than forecasted volumes and new business ramps.

Operating Expenses. Operating expenses increased $71.2 million, or 71.7%, to $170.5 million for the six months ended June 30, 2010, compared to $99.3 million for the six months ended June 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in 2010. Selling, general and administrative expense grew from $85.7 million to $133.7 million, or 56.0%. Depreciation and amortization increased $19.4 million as a result of the inclusion of the Legacy EGS results in 2010, and increased amortization associated with the intangibles acquired in the EGS acquisition. Operating expenses as a percentage of revenues increased to 44.8% for the six months ended June 30, 2010 compared to 38.0% for the six months ended June 30, 2009 primarily as a result of increased amortization of intangible assets related to the acquisition of EGS.

Other (Income) Expenses, Net. Other (income) expenses, net increased $9.1 million, or 165.5%, to $14.6 million for the six months ended June 30, 2010, compared to $5.5 million for the six months ended June 30, 2009. This increase is primarily due to increased interest expense from our issuance of $200 million of senior secured notes of $10.1 million.

Provision for Income Taxes. Income taxes decreased $1.7 million, or 32.1%, to $3.6 million for the six months ended June 30, 2010, compared to $5.3 million for the six months ended June 30, 2009. Foreign tax expense comprised $3.4 million and $5.0 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, our reported income tax expense represents taxes incurred for our operations in foreign jurisdictions; for our U.S. tax jurisdiction where we operated at a loss for tax purposes, we recorded no income tax expense or benefit. We operate in a number of countries outside the U.S. that are generally taxed at lower statutory rates than the U.S. and also benefit from tax holidays. The addition of the EGS Philippines entities, for which we benefit from tax holidays, contributed to the reduction in the foreign tax rate compared to the same period in 2009.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital associated with the expenses we incur in performing services under our client contracts and capital expenditures for the opening of new service centers, including the purchase of computers and related equipment. We have in place a credit facility that consists of a revolving line of credit that allows us to better manage our cash flows. Our ability to make payments on the credit facility, to repay our-long term indebtedness, and to fund working capital and planned capital expenditures will depend on our ability to generate cash in the future. We have secured our working capital facility through our accounts receivable and therefore, our ability to continue servicing debt is dependent upon the amount of and the timely collection of accounts receivables.

We made capital expenditures of $6.5 million in the six months ended June 30, 2010 as compared to $10.3 million for the six months ended June 30, 2009. We continue to make capital expenditures to build new service centers and renovate existing centers, meet new contract requirements and maintain and upgrade our technology. We expect to continue to expand into new facilities in 2010. We also expect to invest in technology initiatives such as unified communications and enabling technology, business continuity and data security, web-based solutions and applications and distributed collaboration networking. The convergence of voice and data as well as the demand for real time diagnostics and analytics by our clients are requiring us to make substantial future investments in technology and solutions that will require additional capital investments.

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

On October 1, 2009, we, Stream Holdings Corporation, Stream International, Inc., Stream New York, Inc., eTelecare Global Solutions-US, Inc., eTelecare Global Solutions-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V., Stream International Service Europe B.V., and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”), entered into the Credit Agreement, with Wells Fargo Foothill, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for the ABL Credit Facility of up to $100.0 million, including a $20.0 million sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The ABL Credit Facility has a term of four years.

In the six months ended June 30, 2010 we received $2.3 million from the exercise of our publicly held warrants and $0.3 million from proceeds from issuance of common stock related to the exercise of pre-emptive rights and stock options. In the six months ended June 30, 2010 we repurchased 2.3 million warrants at a price of $0.70 per warrant for total cash outflows of $1.6 million.

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of June 30, 2010, we had approximately $8.6 million of these letters of credit in place under our ABL Credit Facility.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments, including capital leases, bear interest at variable rates. At June 30, 2010, we had outstanding borrowings under variable debt agreements that totaled approximately $7.0 million. A hypothetical 1.0% increase in the interest rate would have increased interest expense by approximately $0.1 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

There were no outstanding interest rate swaps covering interest rate exposure at June 30, 2010.

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

The expenses from these foreign operations create exposure to changes in exchange rates between the local currencies and the contractual currencies. As a result, we may experience foreign currency gains and losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. The majority of this exposure is related to work performed from call centers in Canada, India and the Philippines. In addition, our reported results reflect the foreign currency translation of results of our subsidiaries in foreign locales to the U.S. Dollar. Our material exposure is the conversion of the Euro to the U.S. Dollar. For the first half of 2009 and 2010, the Euro was constant and averaged 1.33, and accordingly, our Euro denominated revenue and expense was not impacted by the underlying currency.

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

The following summarizes the relative (weakening)/strengthening of the U.S. Dollar against the local currency during the periods presented:

	Six months ended June 30, 2010	Six months ended June 30, 2009
U.S. Dollar vs. Canadian Dollar	(0.2%)	(5.2%)
U.S. Dollar vs. Euro	15%	0%
U.S. Dollar vs. Indian Rupee	(0.9%)	(2.5%)
U.S. Dollar vs. Philippine Peso	(0.5%)	0.9%
U.S. Dollar vs. S. African Rand	3.4%	(16.1%)
U.S. Dollar vs. U.K. Pound Sterling	6.6%	(13.9%)

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

Given the significance of our foreign operations and the potential volatility of the certain of these currencies versus the U.S. Dollar, we use forward purchases of Philippine peso, Canadian Dollars, Euros and Indian rupees to minimize the impact of currency fluctuations. As of June 30, 2010, we had entered into forward contracts with three financial institutions to acquire the following currencies:

Currency	Notional Value	USD Equivalent	Highest Rate	Lowest Rate
Philippine Peso	4,473,700	93,528	50.49	45.58
Canadian Dollar	40,600	39,282	1.0706	1.0102
Indian Rupee	205,000	4,485	45.86	45.50
Euro	9,000	10,988	1.2209	1.2209

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

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our quarterly report on Form 10-Q for the quarter ended March 31, 2010 which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. As of June 30, 2010, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2009 and our quarterly report on Form 10-Q for the quarter ended March 31, 2010, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the second quarter of 2010, our Compensation Committee approved the payment of applicable tax withholding on the vesting of shares of restricted stock held by certain members of our senior management team through the surrender by such shareholders and the repurchase by us of that number of the vested shares equal to the total tax withholding obligations divided by the fair market value of our common stock on the trading day preceding the vesting date. Such repurchases by us were not made pursuant to a publicly announced repurchase program. The aggregate number of shares repurchased by us from such executives is set forth in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased under the Plan or Program
April 2010 (April 1, 2010 – April 30, 2010)	3,795	$5.40	—	—
May 2010 (May 1, 2010 – May 31, 2010)	14,232	$6.28	—	—
June 2010 (June 1, 2010 – June 30, 2010)	—	$—	—	—

Total	18,027		—	—

ITEM 6. EXHIBITS.

We are filing as part of this Report the Exhibits listed in the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAM GLOBAL SERVICES, INC.

August 5, 2010	By:	/S/ R. SCOTT MURRAY
R. Scott Murray Chairman, Chief Executive Officer and President (principal executive officer)

August 5, 2010	By:	/S/ DENNIS LACEY
Dennis Lacey Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.