Form 10-Q
period 2010-09-30
Stream Global Services, Inc.
filed 2010-11-03
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 80,493,024 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of November 1, 2010 (including shares of common stock that are part of the Registrant’s outstanding, publicly traded units and unvested restricted stock).

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Unaudited Consolidated Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1

	Consolidated Statements of Operations for the three months ended September 30, 2010 and September 30, 2009 and the nine months ended September 30, 2010 and September 30, 2009	2

	Consolidated Statements of Stockholders Equity for the nine months ended September 30, 2010	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION		30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	30

SIGNATURES		31

Stream is a trademark of Stream Global Services, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1— UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

STREAM GLOBAL SERVICES, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$21,444	$14,928
Accounts receivable, net of allowance for bad debts of $726 and $532 at September 30, 2010 and December 31, 2009, respectively	171,437	175,557
Income taxes receivable	937	2,988
Deferred income taxes	14,991	15,870
Prepaid expenses and other current assets	21,201	18,043

Total current assets	230,010	227,386
Equipment and fixtures, net	80,503	96,816
Deferred income taxes	4,307	5,306
Goodwill	226,749	226,027
Intangible assets, net	89,235	104,834
Other assets	19,128	20,454

Total assets	$649,932	$680,823

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,773	$13,532
Accrued employee compensation and benefits	55,466	57,475
Other accrued expenses	35,070	28,499
Income taxes payable	2,130	2,199
Current portion of long-term debt	96	90
Current portion of capital lease obligations	7,830	5,529
Other liabilities	7,932	8,013

Total current liabilities	117,297	115,337
Long-term debt, net of current portion	214,977	206,880
Capital lease obligations, net of current portion	10,496	11,279
Deferred income taxes	19,768	21,050
Other long-term liabilities	21,724	22,866

Total liabilities	384,262	377,412
Stockholders’ equity:
Common stock, par value $0.001 per share, shares authorized—200,000 shares authorized at September 30, 2010 and December 31, 2009 issued and outstanding shares—80,061 and 79,616 shares at September 30, 2010 and December 31, 2009, respectively	81	80
Additional paid-in-capital	343,141	337,035
Retained deficit	(74,532)	(29,972)
Accumulated other comprehensive loss	(3,020)	(3,732)

Total stockholders’ equity	265,670	303,411

Total liabilities and stockholders’ equity	$649,932	$680,823

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$197,146	$121,875	$577,625	$383,159
Direct cost of revenue	113,946	72,568	337,783	224,587

Gross profit	83,200	49,307	239,842	158,572

Operating expenses:
Selling, general and administrative expenses	66,001	41,913	198,522	126,903
Transaction related, restructuring and severance expenses (Note 8)	3,746	3,189	8,716	3,917
Depreciation and amortization	16,356	7,264	49,321	20,841

Total operating expenses	86,103	52,366	256,559	151,661

Income (loss) from operations	(2,903)	(3,059)	(16,717)	6,911

Other (income) expense, net:
Foreign currency transaction loss (gain)	(1,165)	93	(1,703)	555
Other (income) expense, net	0	25	(2)	33
Interest expense, net	7,751	2,613	22,883	7,652

Total other (income) expense, net	6,586	2,731	21,178	8,240

Loss before income taxes	(9,489)	(5,790)	(37,895)	(1,329)

Provision for income taxes	3,091	986	6,665	6,314

Net loss	(12,580)	(6,776)	(44,560)	(7,643)

Cumulative convertible preferred stock dividends	—	1,884	—	5,060
Preferred Stock accretion	—	698	—	1,201

Net loss attributable to common shareholders	$(12,580)	$(9,358)	$(44,560)	$(13,904)

Net loss attributable to common shareholders per share:
Basic and diluted	$(0.16)	$(0.99)	$(0.56)	$(1.47)

Shares used in computing per share amounts:
Basic and diluted	80,070	9,446	79,861	9,450

See accompanying notes to consolidated condensed financial statements

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the nine months ended September 30, 2010

(Unaudited)

(In thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances at December 31, 2009	79,616	$80	$337,035	$(29,972)	$(3,732)	$303,411
Net loss	—	—	—	(44,560)	—	(44,560)
Currency translation adjustment	—	—	—	—	(1,912)	(1,912)
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	2,624	2,624

Comprehensive loss	—	—	—	—	—	(43,848)
Common stock issued for pre-emptive rights	25	—	80	—	—	80
Warrant exercises	383	1	2,306	—	—	2,307
Stock option exercises and vesting of restricted stock	37	—	192	—	—	192
Stock-based compensation expense	—	—	5,281	—	—	5,281
Taxes withheld on restricted stock	—		(145)	—	—	(145)
Repurchase of warrants	—		(1,608)	—	—	(1,608)

Balances at September 30, 2010	80,061	$81	$343,141	$(74,532)	$(3,020)	$265,670

See accompanying notes to consolidated condensed financial statements

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Operating activities:
Net loss	$(44,560)	$(7,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,321	20,481
Amortization and write-off of debt issuance costs	2,642	1,718
Deferred taxes	1,447	26
Loss on disposal of assets	244	45
Noncash stock compensation	5,281	532
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	1,215	2,277
Income taxes receivable	893	(471)
Prepaid expenses and other current assets	(688)	717
Other assets	790	(4,683)
Accounts payable	(4,578)	(1,498)
Accrued expenses and other liabilities	2,766	(9,426)

Net cash provided by operating activities	14,773	2,075

Investing activities:
Additions to equipment and fixtures, net	(13,070)	(13,360)

Net cash used in investing activities	(13,070)	(13,360)

Financing activities:
Net borrowings (repayments) on line of credit	7,133	(5,302)
Proceeds from issuance of long-term debt	—	23,238
Payments on long-term debt	(67)	(1,354)
Proceeds on capital leases	1,669	1,518
Payment of capital lease obligations	(5,227)	(2,146)
Proceeds from exercise of warrants	2,307	—
Proceeds from issuance of common stock related to pre-emptive rights and stock options	268	—
Tax payments on withholding of restricted stock	(145)	—
Repurchase of warrants	(1,608)	(2,146)

Net cash provided by financing activities	4,330	13,808

Effect of exchange rates on cash and cash equivalents	483	3,199

Net increase in cash and cash equivalents	6,516	6,082
Cash and cash equivalents, beginning of period	14,928	10,660

Cash and cash equivalents, end of period	$21,444	$16,742

Supplemental cash flow information:
Cash paid for interest	$13,515	$4,457
Cash paid for income taxes	$7,382	$6,048
Noncash financing activities:
Gain on foreign exchange forward contracts	$(2,624)	$1,241
Capital lease financing	$4,616	$6,571

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010

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

In August 2009, Stream, EGS Corp. (“EGS”), the parent company of eTelecare Global Solutions, Inc. (“eTelecare”), and other parties thereto, entered into a definitive agreement to combine in a stock-for-stock exchange (the “Combination”). On October 1, 2009, the Combination closed, with the pre-Combination Stream and EGS stockholders owning approximately 57.5% and 42.5%, respectively, of the combined entity.

Immediately prior to the closing of the Combination, pursuant to a letter agreement, dated as of August 14, 2009, between us and Ares Corporate Opportunities Fund II, L.P. (“Ares”), all of the issued and outstanding shares of our Series A Convertible Preferred Stock, $.001 par value per share (“Series A Preferred Stock”), and Series B Convertible Preferred Stock, $0.001 par value per share (“Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”), all of which were held by Ares, were converted into approximately 35,000 shares of our common stock. In addition, we purchased from Ares a ten-year term private warrant to purchase 7,500 shares of our common stock at an exercise price of $6.00 per share in partial consideration for the issuance of 1,000 shares of our common stock.

In conjunction with the closing of the Combination, we issued $200 million of senior secured notes and entered into a $100 million credit facility (See Note 12).

We have evaluated subsequent events through the date of filing the financial statements. During this period, we did not have any material recognizable or unrecognizable subsequent events that would require disclosure in the financial statements.

Note 2—Our Business

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support for Fortune 1000 companies. Our clients include leading technology, computing, telecommunications, retail, entertainment/media, and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce capable of supporting over 35 languages across 50 locations in 22 countries. We continue to expand our global presence and service offerings to increase our clients’ revenue, improve their operational efficiency and drive brand loyalty from our clients’ customers.

Note 3—Basis of Presentation

Our consolidated financial statements as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009, include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

Certain prior year amounts have been reclassified to conform to the current year presentation. We have reclassified $197 and $925 for the three and nine months ended September 30, 2009 from “selling, general and administrative expenses” in our statement of operations to “transaction related, restructuring and severance expenses”. These amounts relate to previously reported severance amounts. We believe the reclassifications are not material to the consolidated financial statements.

From time to time, we have been involved in claims and lawsuits, both as plaintiff and defendant, which arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed both probable and estimable.

On October 1, 2009, we acquired EGS in a stock-for-stock exchange. The accompanying consolidated statements of operations and cash flows of SGS for the periods succeeding the Combination on October 1, 2009 include the results of EGS.

Note 4—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ended December 31, 2010, or for any other interim period or future year.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010—(Continued)

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

Foreign Currency Translation and Derivative Instruments

We generally utilize forward contracts with terms of one to 18 months to reduce our foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies. Upon proper designation, certain of these contracts are accounted for as cash-flow hedges, as defined by the authoritative guidance. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to counterparty credit risk. We believe that our derivative financial instruments do not expose us to a concentration of credit risk because the counterparties are well established institutions and we monitor counterparty credit risk information on an ongoing basis.

All derivatives, including foreign currency forward contracts, are recognized in other current assets or liabilities on the balance sheet at fair value. Fair values for our derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. On the date the foreign exchange contract is entered into, we determine whether that derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)” until the forecasted underlying transactions occur. To date we have not experienced any hedge ineffectiveness of our cash flow hedges (except certain cash flow hedges previously determined to be effective, as of October 1, 2009, the date of the Combination, which have since been designated to be ineffective at that date). For effective cash flow hedges, the realized gain or loss is recognized in the same period the hedged forecasted cash flows affect the statement of operations. Any realized gains or losses resulting from the cash flow hedges are recorded within “Other Income (expense)”. Cash flows from the derivative contracts are classified within “Cash flows from operating activities” in the accompanying Consolidated Statement of Cash Flows.

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

The assets and liabilities of our foreign subsidiaries, most of whose functional currency is their local currency, are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income (loss), but is reflected in “accumulated other comprehensive income (loss)” as a separate component of stockholders’ equity until the sale or until the liquidation of the net investment in the foreign subsidiary. Foreign currency transaction gains and losses are included in determining net income (loss), and are categorized as “Other income (expense)”.

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

As of September 30, 2010 and December 31, 2009, we had approximately $192,234 and $111,994, respectively, of foreign exchange risk hedged using forward exchange contracts. As of September 30, 2010, these forward exchange contracts were comprised of $18,165 of contracts previously designated as effective cash flow hedges, but as of October 1, 2009, determined to be ineffective, $116,145 of contracts determined to be effective cash flow hedges and $57,924 of contracts for

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

which we elected not to apply hedge accounting. As of December 31, 2009, the $111,994 of forward exchange contracts we held were comprised of $80,470 of contracts previously determined to be effective cash flow hedges but, as of October 1, 2009, determined to be ineffective, $7,733 of contracts determined to be effective cash flow hedges and $23,791 of contracts for which we elected not to apply hedge accounting.

As of September 30, 2010 and September 30, 2009, the change in the fair market value of the derivative instruments designated as cash flow hedges was $2,624 and $(87), respectively, which is reflected in accumulated other comprehensive income (loss). As of September 30, 2010, the fair market value of derivatives previously determined to be effective cash flow hedges but, as of October 1, 2009, determined to be ineffective was an asset position of $1,674 of which $1,120 was recognized in Other Income/Expense in the Statement of Operations. As of September 30, 2010, the fair market value of derivatives for which we elected not to apply hedge accounting was an asset position of $282, which is recognized in Other Income/Expense in the Statement of Operations.

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

	September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Long-term debt	$196,000	$196,000	$—	$—
Forward exchange contracts	5,771	—	5,771	—

Total	$201,771	$196,000	$5,771	$—

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

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. We allocated net income first to the preferred stockholders based on dividend rights under our certificate of incorporation and then to common and preferred stockholders collectively based on ownership interests. Net losses are not allocated to preferred stockholders. Diluted net income (loss) per share gives effect to all potentially dilutive securities.

The two-class method is not applicable to the three and nine month periods ended September 30, 2010 due to the conversion of our preferred stock to common stock on October 1, 2009.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

The following common stock equivalents were excluded from computing diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

	As of September 30, 2010	As of September 30, 2009
Options to purchase common stock and restricted stock awards	6,777	3,049
Pre-emptive rights at $6.00 per share	17,852	—
Preferred stock convertible to common stock at $6.00 per share	—	26,155
Ares warrants to purchase common stock at $6.00 per share	—	7,500
Publicly held warrants at $6.00 per share	7,327	20,522
Shares of restricted stock	526	—

Total options, pre-emptive rights, preferred stock, warrants exercisable into common stock and restricted stock	32,482	57,226

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

Note 5—Acquisitions

EGS Acquisition:

We acquired EGS to expand our CRM and BPO service capabilities on a global basis. With 50 locations in 22 countries and over 30,000 employees worldwide, we offer our clients customized global capabilities that can deliver integrated services in almost any geographic region across the world. EGS provided us with the ability to broaden our service offerings to include a full portfolio of sales and revenue generation, warranty management, customer loyalty and brand management, customer care, technical support, and customer life cycle management services.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Stream and EGS entered into a share exchange agreement pursuant to which Stream issued 33,652 shares of its common stock for all the outstanding shares of EGS. The purchase price calculation was as follows:

Purchase price in common shares	$181,718
Value of pre-emptive rights	1,384

Total allocable purchase price	$183,102

The acquisition was accounted for in accordance with the authoritative guidance. The transaction was valued for accounting purposes at $183,102.

The exercise of our publicly traded warrants trigger certain pre-emptive rights held by: Ares, EGS Dutchco B.V. and NewBridge International Investment Ltd. (collectively, the “Participating Shareholders”). Pursuant to their pre-emptive rights, the Participating Shareholders have the right to purchase, for $6.00 per share, an aggregate number of shares of our common stock equal to 2.4364 multiplied by the number of shares issued upon the exercise of the publicly traded warrants. The Participating Shareholders received these pre-emptive rights in association with the acquisition of EGS and, accordingly, we have treated the value of these rights as additional purchase consideration. These pre-emptive rights expire when the publicly traded warrants expire on October 17, 2011, and the number of shares that the Participating Shareholders may acquire upon exercise of their pre-emptive rights is reduced pro rata as the number or publicly traded warrants outstanding is reduced.

Under the purchase method of accounting, the assets and liabilities of EGS were recorded as of the acquisition date at their respective fair values. The excess purchase price over those values was recorded as goodwill. The following table summarizes the preliminary estimated fair value of assets acquired and the liabilities assumed and related deferred income taxes at October 1, 2009, the date of the acquisition.

	Preliminary Amounts As Reported December 31, 2009	Adjustments Recorded	Final Purchase Price Allocation
Current assets	$99,631		$99,631
Property and equipment	46,952		46,952
Goodwill	177,478	722	178,200
Trade names	100		100
Customer relationships	30,300		30,300
Customer contracts	1,701		1,701
Other non-current assets	4,898		4,898

Total assets acquired	361,060		361,782
Current liabilities	(81,866)	(1,600)	(83,466)
Related party debt	(85,254)		(85,254)
Other liabilities	(10,838)	878	(9,960)

Total liabilities assumed	(177,958)		(178,680)

Allocated purchase price	$183,102		$183,102

As described, a preliminary estimate of the allocation of the total allocable purchase price of $183,102 to the net assets of EGS was made as of the date of the acquisition. Pursuant to authoritative guidance, we had up to one year from the acquisition date to finalize the allocation of the purchase price. During the three and nine months ended September 30, 2010, we adjusted the preliminary values assigned to certain assets and liabilities in order to reflect additional information obtained subsequent to the acquisition date. The opening balance sheet has been adjusted to reflect these changes, the most significant of which were an increase to current liabilities of $1.6 million following a court ruling made in September 2010 relating to a contingent liability that existed prior to our acquisition of EGS and a decrease to net deferred tax liabilities of $0.6 million. As of September 30, 2010, we have finalized our allocation of the total allocable purchase price.

The following is a roll-forward of goodwill from December 31, 2009:

Balance at December 31, 2009	$226,027
Record liability for litigation	1,600
Adjustments to deferred tax liabilities	(878)

Balance at September 31, 2010	226,749

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

We recognized $12,245 of transaction related costs that were expensed in the year ended December 31, 2009. These costs are included in the consolidated income statement in the line titled “transaction related, restructuring and severance expenses”. We recorded adjustments of $0 and $405 to our transaction related accruals for the three and nine months ended September 30, 2010, respectively. These costs are included in the consolidated income statement in the line titled “transaction related, restructuring and severance expenses “.The following unaudited pro forma financial information presents the consolidated results of operations of SGS and EGS as if the acquisition of EGS had occurred as of the beginning of the periods presented below. The historical financial information has been adjusted to give effect to events that are directly attributable to the Combination (including amortization of purchased intangible assets and debt costs associated with the acquisition, debt costs associated with our high yield debt offering and conversion of preferred stock to common stock), and upon the pro forma statements of operations, have a recurring impact. The unaudited pro forma financial information is not intended, and should not be taken as representative of our future consolidated results of operations or financial condition or the results that would have occurred had the acquisition occurred as of the beginning of the earliest period.

	Years ended
	2009	2008
Revenue	$797,005	$823,239
Net loss attributable to common shareholders	(40,698)	(44,026)
Basic and diluted net loss per share	$(0.51)	$(0.56)

Amortization expense of intangible assets acquired with our business combinations is as follows:

	Three months ended September 30, 2010	nine months ended September 30, 2010
Amortization expense	$5,131	$15,631

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

The warrants became exercisable on October 17, 2008 and will expire on October 17, 2011, unless redeemed earlier. As of October 17, 2008, we may redeem the warrants at a price of $0.01 per warrant upon a minimum of 30 days prior written notice of redemption if, and only if, the closing price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.

During the three months and nine months ended September 30, 2010, holders of our publicly traded warrants exercised 2 warrants and 383 warrants, respectively for proceeds to us of $12 and $2,307, respectively. As of September 30, 2010 there were 7,327 warrants outstanding, including 30 warrants embedded in our outstanding units. During the nine months ended September 30, 2010, we repurchased 2,271 warrants at $0.70 per warrant resulting in cash outflows of $1,608.

The exercise of our publicly traded warrants triggers certain pre-emptive rights held by the Participating Shareholders. Pursuant to their pre-emptive rights, upon the exercise of a publicly traded warrant, the Participating Shareholders have the right to purchase, for $6.00 per share, an aggregate number of shares of our common stock equal to 2.4364 multiplied by the number of shares issued upon exercise of the publicly traded warrants. These pre-emptive rights expire when the publicly traded warrants expire on October 17, 2011 and the number of shares that the Participating Shareholders may acquire upon exercise of their pre-emptive rights is reduced pro rata as the number of publicly traded warrants outstanding is reduced. During the nine months ended September 30, 2010, the Participating Shareholders purchased 25 shares of our common stock pursuant to their pre-emptive rights for proceeds to us of $80. As of September 30, 2010, Stream had 7,327 publicly traded warrants outstanding, each to acquire a share of common stock at a cash exercise price of $6.00 per share that expire on October 17, 2011. In addition, as of September 30, 2010, pursuant to their pre-emptive rights, the Participating Shareholders may acquire up to an aggregate 17,852 shares.

Note 8— Transaction Related, Restructuring and Severance Expenses

During the three and nine months ended September 30, 2010, we recognized certain expenses for non-agent severance and for vacated facilities in our foreign locations of $3,746 and $8,716, respectively. During the three months ended September 30, 2010, transaction related, restructuring and severance expenses of $3,746 primarily related to severance recorded for executives and included $1,586 of stock compensation expense related to the accelerated vesting of our former Chief Executive Officer’s stock option grants (see Note 14). During the nine months ended September 30, 2010, transaction related, restructuring and severance expenses of $8,716 included approximately $3,489 related to severance recorded, $1,586 of stock compensation expense related to the accelerated vesting of our former Chief Executive Officer’s stock option grants, and $3,641 related to lease exit costs.

During the three months ended September 30, 2009, transaction related, restructuring and severance expenses of $3,189 included transaction related expenses of $2,992 and severance recorded for $197. During the nine months ended September 30, 2009, transaction related, restructuring and severance expenses of $3,917 included transaction related expenses of $2,992 and severance recorded of $925. These amounts are reported within the caption “transaction related, restructuring and severance expenses” in our statement of operations.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Note 9—Equipment and Fixtures, Net

Equipment and fixtures, net, consists of the following:

	September 30, 2010	December 31, 2009
Furniture and fixtures	$11,261	$10,948
Building improvements	36,074	32,044
Computer equipment	36,571	31,142
Software	19,113	14,586
Telecom and other equipment	41,885	38,157
Fixed assets held for sale	75	228
Equipment and fixtures not yet placed in service	232	1,415

	145,211	128,520
Less: accumulated depreciation	(64,708)	(31,704)

	$80,503	$96,816

Depreciation expense for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three months ended September 20, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Depreciation expense	$11,225	$5,214	$33,690	$13,979

Note 10—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consists of the following:

	September 30, 2010	December 31, 2009
Compensation related amounts	$26,836	$29,213
Vacation liabilities	13,275	13,492
Medical and dental liabilities	2,410	2,972
Employer taxes	2,952	1,531
Employee withholdings	7,004	7,806
Other benefit related liabilities	2,989	2,461

	$55,466	$57,475

Note 11—Other Accrued Expenses and Other Liabilities

Other accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
Professional fees	$7,581	$5,447
Accrued interest	11,534	6,041
Occupancy expense	2,708	3,678
Technology expense	3,202	4,050
Other accrued expenses	10,045	9,283

	$35,070	$28,499

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Other liabilities consist of the following:

	September 30 2010	December 31, 2009
Lease exit liability	$2,313	$924
Deferred revenue	0	635
Market lease reserves	4,484	5,548
Other	1,135	906

Total current liabilities	$7,932	$8,013

Deferred rent	$1,443	$955
Accrued income taxes	12,507	11,976
Market lease reserves	3,426	7,418
Asset retirement obligations	2,022	2,162
Other	2,326	355

Total long-term	$21,724	$22,866

Note 12—Long-Term Debt and Revolving Credit Facility

In October 2009, pursuant to an indenture dated as of October 1, 2009 (the “Indenture”), among Stream, certain of our subsidiaries and Wells Fargo Bank, National Association, as trustee, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”) at an initial offering price of 95.454% of the principal amount, the proceeds of which were used to pay off the debt from our Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of January 8, 2009, as amended (the “PNC Agreement”), with PNC Bank, National Association (“PNC”) and other signatories thereto along with debt acquired from EGS. In addition, we and certain of our subsidiaries (collectively, the “Borrowers”) entered into a credit agreement, dated as of October 1, 2009 (the “Credit Agreement”), with Wells Fargo Foothill, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Facility”) of up to $100 million, including a $20 million sub-limit for letters of credit. The ABL Facility has a term of four years at an interest rate of Wells Fargo’s base rate plus 300 basis points or LIBOR plus 400 basis points, at our discretion. We capitalized fees of $7,552 and $3,631 associated with the Notes and the Credit Agreement, respectively, at the inception of these agreements that are being amortized over their respective lives. We amortized into expense for the three and nine months ended September 30, 2010, $556 and $1,602, respectively, of such capitalized fees.

The ABL facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $20 million. As of September 30, 2010, we had $66,141 available under the ABL Facility. We are in compliance with the financial covenants in the Credit Agreement as of September 30, 2010. Substantially all of the assets of Stream excluding intangible assets secure the Notes and the ABL Facility. See Note 16 for Guarantor Financial Information.

Long-term borrowings consist of the following:

	September 30, 2010	December 31, 2009
Revolving line of credit	$22,632	$15,501
11.25% Senior Secured Notes	200,000	200,000
Other	170	237

	222,802	215,738
Less: current portion	(96)	(90)
Less: discount on notes payable	(7,729)	(8,768)

Long-term debt	$214,977	$206,880

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Minimum principal payments on long-term debt subsequent to September 30, 2010 are as follows:

Total
2010	$23
2011	96
2012	51
2013	22,632
2014	200,000

Total	$222,802

We had $0 and $6,600 letter of credit guarantees outstanding at September 30, 2010 and December 31, 2009, respectively.

We had $7,295 and $1,988 letters of credit under the ABL Facility outstanding at September 30, 2010 and December 31, 2009, respectively.

We had $210 and $359 of restricted cash as of September 30, 2010 and December 31, 2009, respectively.

Note 13—Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various state and foreign tax jurisdictions. Currently, we are under audit for the 2007 tax year for EGS in the US federal jurisdiction as well as various state sales and property tax audits. We operate in a number of international tax jurisdictions and are subject to audits of income tax returns by tax authorities in those jurisdictions. We have open audit periods after 2002 in India, the Philippines, Canada and Europe, including France, Italy, Ireland, the Netherlands and the United Kingdom.

As of September 30, 2010 and December 31, 2009, the liability for unrecognized tax benefits (including interest and penalties) was $14,168 and $13,319, respectively, of which $12,507 and $11,976, respectively, was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is approximately $1,599 of un-benefitted tax losses which would be realized if the related uncertain tax positions were settled. As of December 31, 2009, we had reserved $2,472 for accrued interest and penalties, which increased to $2,830 as of September 30, 2010. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. The total amount of net unrealized tax benefits that would affect the income tax expense, if ever recognized in our consolidated financial statements, is $13,304. This amount includes interest and penalties of $2,830. We estimate that within the next 12 months, our unrecognized tax benefits, and interest and penalties, could decrease as a result of settlements with taxing authorities or the expiration of the statute of limitations by $1,407 and $1,081, respectively.

Note 14—Stock Options

Our 2008 Stock Incentive Plan (the “Plan”) provides for the grant of incentive and nonqualified stock options, among other types of equity awards. The Plan allows us to grant equity awards for up to 10,000 shares of common stock at an exercise price not less than 100% of the fair value of the common stock at the date of grant. The Plan provides that equity awards shall be exercisable for a period not to exceed ten years from the grant date. During the nine months ended September 30, 2010 and 2009, we granted options to purchase 2,688 shares and 718 shares, respectively, of our common stock to our employees with an exercise price at the greater of $6.00 per share or the fair value of the underlying common stock at the date of grant. Generally, options vest over a five-year period. During the three months ended September 30, 2010, under the terms of his employment and option agreements, 400 options to purchase our common stock previously granted to our former Chief Executive Officer, R. Scott Murray, were subject to accelerated vesting in connection with his resignation. Collectively with 200 options that were previously vested, as of September 30, 2010, options to purchase 600 shares of our common stock out of the total 2,000 options held by Mr. Murray were vested but not exercisable. Mr. Murray’s options become exercisable when our common stock closing price is at or above $10.60 for 60 consecutive trading days and our public float, excluding affiliates, equals or exceeds $300,000 or certain affiliated stockholders have in the aggregate sold 25% or more of their aggregate ownership as measured against their ownership as of November 10, 2009. The 600 vested options expire on August 21, 2012 and the remaining 1,400 unvested options held by Mr. Murray were cancelled on August 19, 2010.

Except for options to purchase 2,000 shares of our common stock held by our former Chief Executive Officer, the per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the three months ended September 30, 2010 and 2009:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Option term (years)	6.375	6.375
Volatility	64% - 68%	43%
Risk-free interest rate	1.73% - 3.06%	1.91 - 2.83%

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Dividend yield	0%	0%
Weighted-average grant date fair value per option granted	$3.48	$1.23

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

A summary of the activity of our stock options under the Plan during the nine months ended September 30, 2010 was as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2009	6,978	$6.15		9.39
Granted	2,688	6.14	$3.48
Exercised	(35)	6.00
Forfeited or canceled	(2,854)	6.18

Outstanding at September 30, 2010	6,777	$6.13		8.07

As of September 30, 2010, stock options to purchase 1,279 shares were exercisable and such options had a weighted-average exercise price of $6.11. The weighted average remaining contractual term of options currently exercisable is 5.67 years at September 30, 2010. The total fair value of options vested during the nine months ended September 30, 2010 was $4,886. As of September 30, 2010 there were 5,131 options outstanding, vested, and expected to vest (including forfeiture adjusted unvested shares) with a weighted average exercise price of $6.13 and a weighted average remaining contractual term of 7.76 years.

For the three months ended September 30, 2010 and 2009, we recognized net stock compensation expense of $2,402 and $168, respectively, for the stock options in the table above. For the nine months ended September 30, 2010 and 2009, we recognized net stock compensation expense of $4,670 and $416, respectively, for the stock options in the table above.

During the three and nine months ended September 30, 2010 we recorded $1,586 of stock compensation expense to “transaction related, restructuring and severance expenses” in our condensed consolidated statement of operations related to the accelerated vesting of our former Chief Executive Officer’s stock option grants.

As of September 30, 2010 and December 31, 2009, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of exercisable shares at September 30, 2010 and December 31, 2009 was zero. The intrinsic value of options exercised for the three months ended September 30, 2010 and September 30, 2009, was $19 and zero, respectively.

As of September 30, 2010 and December 31, 2009, there was $8,361 and $10,325, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the Plan. That cost is expected to be recorded over a weighted-average period of 4.0 years from issue date.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Restricted stock award activity during the nine months ended September 30, 2010 was as follows:

	Number of Shares	Weighted average Grant-Date Fair Value
Outstanding at December 31, 2009	632	$6.28
Granted	200	6.23
Vested	(83)	6.46
Forfeited	(223)	6.35

Outstanding at September 30, 2010	526	$6.20

For the three months ended September 30, 2010 and 2009, we recognized net compensation expense of $180 and $41, respectively, for the restricted stock awards. Restricted stock awards vest either quarterly over four years for grants awarded in 2008 or semi-annually over five years for grants awarded thereafter.

For the nine months ended September 30, 2010 and 2009, we recognized net compensation expense of $683 and $130, respectively, for the restricted stock awards. Restricted stock awards vest either quarterly over four years for grants awarded in 2008 or semi-annually over five years for grants awarded thereafter.

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

The following table presents geographic information regarding our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Americas	$146,262	$72,146	$425,430	$227,668
EMEA	50,884	49,729	152,195	155,491

	$197,146	$121,875	$577,625	$383,159

	September 30, 2010	December 31, 2009
Total Assets
Americas	$567,980	$594,116

EMEA	81,952	86,707

	$649,932	$680,823

We derive significant revenues from three clients. At September 30, 2010, our three largest clients were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dell	16%	20%	18%	19%
Hewlett Packard	11%	21%	13%	18%
Sirius/XM	7%	11%	8%	11%

Related accounts receivable from these three clients were 23%, 10% and 6%, respectively, of our total accounts receivable at September 30, 2010.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Note 16—Guarantor Financial Information

Our Notes are guaranteed by Stream, which is the parent company, along with certain of our wholly owned subsidiaries. Such guarantees are full, unconditional and joint and several. Condensed consolidating financial information related to us, our guarantor subsidiaries and our non-guarantor subsidiaries as of September 30, 2010 are reflected below:

Condensed Consolidating Balance Sheet

As of September 30, 2010

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$4,145	$17,293	$—	$21,444
Accounts receivable, net	—	134,115	37,322	—	171,437
Other current assets	2,330	22,331	12,468	—	37,129

Total current assets	2,336	160,591	67,083	—	230,010
Equipment and fixtures, net and other assets	7,273	43,108	53,557	—	103,938
Investment in Subsidiary	497,476	70,504	17	(567,997)	—
Goodwill and Intangible assets, net	—	194,057	121,927	—	315,984

Total assets	$507,085	$468,260	$242,584	$(567,997)	$649,932

Liabilities and Stockholders’ Equity
Current liabilities	(23,781)	(2,543)	143,621	—	117,297
Long-term liabilities	214,904	37,904	14,157	—	266,965
Total shareholders’ equity (deficit)	315,962	432,899	84,806	(567,997)	265,670

Total liabilities and stockholders’ equity	$507,085	$468,260	$242,584	$(567,997)	$649,932

Condensed Consolidating Balance Sheet

As of December 31, 2009

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$126	$3,195	$11,607	$—	$14,928
Accounts receivable, net	—	139,025	36,532	—	175,557
Other current assets	2,083	23,440	11,378	—	36,901

Total current assets	2,209	165,660	59,517	—	227,386
Equipment and fixtures, net and other assets	8,662	49,466	64,448	—	122,576
Investment in Subsidiary	390,971	160,798	27	(551,796)	—
Goodwill and Intangible assets, net	—	204,941	125,920	—	330,861

Total assets	$401,842	$580,865	$249,912	$(551,796)	$680,823

Liabilities and Stockholders’ Equity
Current liabilities	(132,032)	96,484	150,885	—	115,337
Long-term liabilities	206,733	40,662	14,680	—	262,075
Total shareholders’ equity (deficit)	327,141	443,719	84,347	(551,796)	303,411

Total liabilities and stockholders’ equity	$401,842	$580,865	$249,912	$(551,796)	$680,823

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2010

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$155,309	$41,837	$—	$197,146
Intercompany	—	22,591	67,994	(90,585)	—

	—	177,900	109,831	(90,585)	197,146

Direct cost of revenue
Customers	—	56,261	57,685	—	113,946
Intercompany	—	80,808	9,777	(90,585)	—

	—	137,069	67,462	(90,585)	113,946
Gross Profit	—	40,831	42,369	—	83,200
Operating expenses	2,640	45,546	37,917	—	86,103
Other (income) expenses, net	6,460	(2,189)	2,315	—	6,586
Equity in Earnings of Subsidiaries	5,712	—	—	(5,712)	—

Income (loss) before income taxes	(14,812)	(2,526)	2,137	5,712	(9,489)

Provision (benefit) for income taxes	(2,232)	3,863	1,460	—	3,091

Net income (loss)	$(12,580)	$(6,389)	$677	$5,712	$(12,580)

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2009

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$116,743	$5,132	$—	$121,875
Intercompany	—	22,181	62,432	(84,613)	—

	—	138,924	67,564	(84,613)	121,875

Direct cost of revenue
Customers	—	35,310	37,258	—	72,568
Intercompany	—	78,089	6,524	(84,613)	—

	—	113,399	43,782	(84,613)	72,568
Gross Profit	—	25,525	23,782	—	49,307

Operating expenses	691	32,404	19,271	—	52,366
Other (income) expenses, net	(280)	2,759	252	—	2,731
Equity in Earnings of Subsidiaries	6,365	—	—	(6,365)	—

Income (loss) before income taxes	(6,776)	(9,638)	4,259	6,365	(5,790)

Provision (benefit) for income taxes	—	935	51	—	986

Net income (loss)	(6,776)	(10,573)	4,208	6,365	(6,776)

Cumulative convertible Preferred Stock dividends	1,884	—	—	—	1,884
Preferred Stock accretion	698	—	—	—	698

Net income (loss) attributable to common stockholders	$(9,358)	$(10,573)	$4,208	$65	$(9,358)

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2010

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$449,675	$127,950	$—	$577,625
Intercompany	—	71,055	205,589	(276,644)	—

		520,730	333,539	(276,644)	577,625

Direct cost of revenue
Customers	—	160,898	176,885	—	337,783
Intercompany	—	245,522	31,122	(276,644)	—

		406,420	208,007	(276,644)	337,783
Gross Profit	—	114,310	125,532	—	239,842
Operating expenses	5,575	136,050	114,934	—	256,559
Other (income) expenses, net	19,312	(6,588)	8,454	—	21,178
Equity in Earnings of Subsidiaries	27,277	—	—	(27,277)	—

Income (loss) before income taxes	(52,164)	(15,152)	2,144	27,277	(37,895)

Provision (benefit) for income taxes	(7,604)	10,904	3,365	—	6,665

Net income (loss)	$(44,560)	$(26,056)	$(1,221)	$27,277	$(44,560)

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2009

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$366,677	$16,482	$—	$383,159
Intercompany	—	50,901	177,876	(228,786)	—

	—	417,587	194,358	(228,786)	383,159

Direct cost of revenue
Customers	—	115,646	108,941	—	224,587
Intercompany	—	209,563	19,223	(228,786)	—

	—	325,209	128,164	(228,786)	224,587
Gross Profit	—	92,378	66,194	—	158,572

Operating expenses	1,262	95,550	54,849	—	151,661
Other (income) expenses, net	(1,195)	8,255	1,180	—	8,240
Equity in Earnings of Subsidiaries	7,577	—	—	(7,577)	—

Income (loss) before income taxes	(7,644)	(11,427)	10,165	7,577	(1,329)

Provision (benefit) for income taxes	—	4,608	1,706	—	6,314

Net income (loss)	(7,644)	(16,035)	8,459	7,577	(7,643)

Cumulative convertible Preferred Stock dividends	5,060	—	—	—	5,060
Preferred Stock accretion	1,201	—	—	—	1,201

Net income (loss) attributable to common stockholders	$(13,905)	$(16,035)	$8,459	$7,577	$(13,904)

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Condensed Statements of Cash Flows

For the nine months ended September 30, 2010

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination		Total
Net cash provided by (used in) operating activities	$(10,773)	$1,890	$23,656	$		$14,773
Cash Flows from investing activities:
Investment in Subsidiary	(106,505)	105,475	1,030			—
Additions to equipment and fixtures, net	—	(7,840)	(5,230)		—	(13,070)

Net cash provided by (used in) investing activities	(106,505)	97,635	(4,200)		—	(13,070)

Cash Flows from financing activities:
Net borrowings (repayments) on line of credit	7,131	—	—		—	7,131
Net borrowings (repayments) on long term debt	—	(67)	—		—	(67)
Net borrowings (repayments) on capital leases	—	(1,711)	(1,847)		—	(3,558)
Net Intercompany	109,203	(98,429)	(10,774)		—	—
Proceeds from issuance of common stock related to pre-emptive rights and stock options	268	—	—		—	268
Tax withholding on Restricted Stock	(143)	—	—		—	(143)
Proceeds from exercise of warrants	2,307	—	—		—	2,307
Re-purchase of warrants	(1,608)	—	—		—	(1,608)

Net cash provided by financing activities	117,158	(100,207)	(12,621)		—	4,330
Effect of exchange rates on cash and cash equivalents	—	1,632	(1,149)		—	483

Net increase (decrease) in cash and cash equivalents	(120)	950	5,686		—	6,516

Cash and cash equivalents, beginning of period	126	3,195	11,607		—	14,928

Cash and cash equivalents, end of period	$6	$4,145	$17,293		$—	$21,444

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements September 30, 2010—(Continued)

(Unaudited)

(In thousands, except per share and per warrant amounts)

Condensed Statements of Cash Flows

For the nine months ended September 30, 2009

(unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(1,508)	$(12,377)	$16,320	$—	$2,435
Cash Flows from investing activities:
Investment in Subsidiary	1,658	(1,668)	10	—	—
Additions to equipment and fixtures, net	—	(5,332)	(8,028)	—	(13,360)

Net cash provided by (used in) investing activities	1,658	(7,000)	(8,018)	—	(13,360)

Cash Flows from financing activities:
Net borrowings (repayments) on line of credit	—	(5,302)	—	—	(5,302)
Net borrowings (repayments) on long term debt	—	21,884	—	—	21,884
Net borrowings (repayments) on capital leases	—	(334)	(294)	—	(628)
Net Intercompany	(133)	5,589	(5,456)	—	—
Proceeds from exercise of warrants	—	—	—	—	—
Re-purchase of warrants	(2,146)	—	—	—	(2,146)

Net cash provided by financing activities	(2,279)	21,837	(5,750)	—	13,808
Effect of exchange rates on cash and cash equivalents	—	2,144	1,055	—	3,199

Net increase (decrease) in cash and cash equivalents	(2,129)	4,604	3,607	—	6,082

Cash and cash equivalents, beginning of period	3,090	2,677	4,893	—	10,660

Cash and cash equivalents, end of period	$961	$7,281	$8,500	$—	$16,742

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements for the periods specified and associated notes. This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 that relate to future events or our future financial performance. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, risks relating to our operation in, as well as entry into, new markets; changes in general economic and business conditions; fluctuations in foreign currency rates; fluctuations in sales volume and timing, and lengthy sales cycles; our ability to make payments required under our outstanding indebtedness; delays in obtaining new clients or sales from existing clients; delays or interruptions of service as a result of power loss, fire, natural disasters, labor unrest, security breaches and other similar events; intense competition in the marketplace from competitors with greater financial resources; our ability to obtain necessary financing in the future; future acquisitions, joint ventures or other strategic investments; litigation; plus other risks detailed in our filings with the SEC, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and our quarterly report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

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

Immediately prior to the Closing, pursuant to a letter agreement, dated as of August 14, 2009, between us and Ares Corporate Opportunities Fund II, L.P. (“Ares”), all of the issued and outstanding shares of our Series A Convertible Preferred Stock, $.001 par value per share (“Series A Preferred Stock”), and Series B Convertible Preferred Stock, $.001 par value per share (“Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”), all of which were held by Ares, were converted into 35,085,134 shares of our common stock. The Series A Preferred Stock and Series B Preferred Stock was subsequently cancelled. In addition, we purchased from Ares a warrant to purchase 7,500,000 shares of our common stock in partial consideration for the issuance to Ares of 1,000,000 shares of our common stock.

Also in October 2009, pursuant to an indenture, dated as of October 1, 2009 (the “Indenture”), among Stream, certain of our subsidiaries (the “Note Guarantors”) and Wells Fargo Bank, National Association (“Wells Fargo”), as trustee, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”) at an initial offering price of 95.454% of the principal amount. In addition, we and certain of our subsidiaries entered into a credit agreement, dated as of October 1, 2009 (the “Credit Agreement”), with Wells Fargo Foothill, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Facility”) of up to $100 million, including a $20 million sub-limit for letters of credit. The ABL Facility has a term of four years at an interest rate of Wells Fargo’s base rate plus 300 basis points or LIBOR plus 400 basis points, at our discretion.

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

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”) including sales, customer care and technical support for Fortune 1000 companies. Our clients include leading technology, computing, telecommunications, retail, entertainment/media, and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce capable of supporting over 35 languages across 50 locations in 22 countries. We continue to expand our global presence and service offerings to increase our clients’ revenue, improve operational efficiencies and drive brand loyalty for our clients’ customers. As of September 30, 2010, we had over 30,000 employees worldwide.

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

Goodwill and Other Intangible Assets

In accordance with authoritative guidance, goodwill is reviewed for impairment annually in December and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. We operate in one reporting unit, which is the basis for our impairment testing and the allocation of acquired goodwill.

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

Stock-Based Compensation

For share-based payments, the fair value of each grant, including both time-based grants and performance-based grants, is estimated on the date of grant using the Black-Scholes-Merton option valuation model, with the exception of two grants to our former Chief Executive Officer that were valued using a Monte Carlo simulation. Stock compensation expense is generally recognized on a straight-line basis over the vesting term, net of an estimated future forfeiture rate. The forfeiture rate assumption (19.5% as of September 30, 2010 and 2009) is based on historical experience.

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

Results of Operations

The following are unaudited results of operations for the three and nine months ended September 30, 2010 and 2009 as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	100%	100%	100%	100%

Direct cost of revenue	57.8	59.5	58.5	58.6

Gross profit	42.2	40.5	41.5	41.4

Operating expenses:
Selling, general and administrative expenses	33.0	34.2	33.8	33.0
Stock-based compensation	0.5	0.2	0.6	0.1
Transaction related, restructuring and severance expenses	1.9	2.7	1.4	1.0
Depreciation and amortization	8.3	6.0	8.6	5.5

Total operating expenses	43.7	43.1	44.4	39.6

Income (loss) from operations	(1.5)	(2.6)	(2.9)	1.8

Other (income) expenses, net:
Foreign currency transaction loss (gain)	(0.6)	0.1	(0.3)	0.1
Other (income) expense, net	—	—	—	—
Interest expense, net	3.9	2.1	4.0	2.0

Total other (income) expenses, net	3.3	2.2	3.7	2.2

Income (loss) before income taxes	(4.8)	(4.8)	(6.6)	(0.4)

Provision (benefit) for income taxes	1.6	0.8	1.1	1.6

Net income (loss)	(6.4)%	(5.6)%	(7.7)%	(2.0)%

Revenues

We derive the majority of our revenues by providing CRM services such as technical support, sales and revenue generation services and customer care services. We bill monthly for our services in a variety of manners, including per minute, per contact, per hour and per full-time employee equivalent. Certain customer contracts contain provisions under which we can earn bonuses or are required to pay penalties on a monthly basis based upon performance.

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

Transaction related, restructuring and severance expenses

Our transaction related and restructuring expenses include expenses related to acquisitions, non-agent severance events and expenses related to exiting leased facilities.

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

Results of Operations

Three months ended September 30, 2010 compared with three months ended September 30, 2009

Revenues. Revenues increased $75.2 million, or 62%, to $197.1 million for the three months ended September 30, 2010, compared to $121.9 million for the three months ended September 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the EGS business (“Legacy EGS”) in our results of operations subsequent to the acquisition. Partially offsetting the increased revenue was a decrease to revenue of $4.1 million resulting from the changes in foreign currencies, principally the Euro and Canadian Dollar, and a decline in customer volumes for a few of our key clients.

Revenues for services performed in our United States and Canadian service centers increased $37.2 million, or 84.0%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, as a result of the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS business in our results of operations subsequent to the acquisition. Revenues for services performed in European service centers decreased $6.9 million, or 16.4%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. This decrease is attributable to the shift of revenue to Tunisia and Egypt at lower price points. Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, Costa Rica, the Dominican Republic, Tunisia and Egypt increased $45.0 million, or 127.8%, for the three months ended September 30, 2010, compared to the three months ended September 30, 2009 due to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS business in our results of operations subsequent to the acquisition. Revenues in our offshore service centers represented 40.7% of consolidated revenues for the three months ended September 30, 2010, compared to 28.9% in the same period in 2009.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $41.3 million, or 56.9%, to $113.9 million for the three months ended September 30, 2010, compared to $72.6 million for the three months ended September 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS business in our results of operations subsequent to the acquisition. In the three months ended September 30, 2009 Legacy EGS direct cost of revenue was $38.2 million.

Gross Profit. Gross profit increased $33.9 million, or 68.8%, to $83.2 million for the three months ended September 30, 2010 from $49.3 million for the three months ended September 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS business in our results of operations subsequent to the acquisition. Gross profit as a percentage of revenue increased from 40.5% to 42.2% for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. Gross profit percentage increased primarily due to the shift in revenue to off-shore, higher margin geographies.

Operating Expenses. Operating expenses increased $33.7 million, or 64.3%, to $86.1 million for the three months ended September 30, 2010, compared to $52.4 million for the three months ended September 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in 2010. Selling, general and administrative expense grew from $41.9 million for the three months ended September 30, 2009 to $66.0 million, or 57.5%, for the three months ended September 30, 2010. Transaction related and restructuring expenses of $3.7 in the three months ended September 30, 2010 relate to non-agent severance during the quarter. Depreciation and amortization increased $9.1 million as a result of the inclusion of the Legacy EGS business in our results of operations subsequent to the acquisition and increased amortization associated with the intangibles acquired in the EGS acquisition. Operating expenses as a percentage of revenues increased to 43.7% for the three months ended September 30, 2010 compared to 43.0% for the three months ended September 30, 2009 primarily as a result of increased amortization of intangible assets related to the acquisition of EGS.

Other (Income) Expenses, Net. Other (income) expenses, net increased $3.9 million, or 144.4%, to $6.6 million for the three months ended September 30, 2010, compared to $2.7 million for the three months ended September 30, 2009. This increase is primarily due to increased interest expense of $5.1 million from our issuance of $200 million of Senior Secured Notes during October 2009.

Provision for Income Taxes. Income taxes increased $2.1 million, or 210.0%, to $3.1 million for the three months ended September 30, 2010, compared to $1.0 million for the three months ended September 30, 2009. Foreign tax expense comprised $1.8 million and $1.0 million for the three months ended September 30, 2010 and 2009, respectively. In the U.S., where we operated at a loss for tax purposes, we recorded $1.3 million income tax expense for the three months ended September 30, 2010 primarily related to the finalization of purchase accounting. For the three months ended September 30, 2009 we recorded no U.S. income tax expense. We operate in a number of countries outside the U.S. that are generally taxed at lower statutory rates than the U.S. and also benefit from tax holidays. The addition of the EGS Philippines entities, for which we benefit from tax holidays, contributed to the reduction in the foreign tax rate compared to the same period in 2009.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

Revenues. Revenues increased $194.4 million, or 50.7%, to $577.6 million for the nine months ended September 30, 2010, compared to $383.2 million for the nine months ended September 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of Legacy EGS in our results of operations subsequent to the acquisition. For the nine months ended September 30, 2010 revenue was negatively affected by $1.1 million as compared to the nine months ended September 30, 2009 due to the translation of local currencies to U.S. Dollar.

Revenues for services performed in our United States and Canadian service centers increased $76.9 million, or 50.7%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, as a result of the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS business in our results of operations subsequent to the acquisition. Revenues for services performed in European service centers decreased $30.0 million, or 21.9%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. This decrease is attributable to decreased volumes from existing clients and the shift of revenue to Tunisia and Egypt. Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, Costa Rica, the Dominican Republic, Tunisia and Egypt increased $137.2 million, or 145.6%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009 due to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in 2010. Revenues in our offshore service centers represented 41.9% of consolidated revenues for the nine months ended September 30, 2010, compared to 24.6% in the same period in 2009.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $113.2 million, or 50.4%, to $337.8 million for the nine months ended September 30, 2010, compared to $224.6 million for the nine months ended September 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in 2010. For the nine months ended September 30, 2009, Legacy EGS direct cost of revenue was $113.2 million.

Gross Profit. Gross profit increased $81.2 million, or 51.2%, to $239.8 million for the nine months ended September 30, 2010 from $158.6 million for the nine months ended September 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in 2010. Gross profit as a percentage of revenue was 41.4% for the nine months ended September 30, 2009 and 41.5% for the nine months ended September 30, 2010.

Operating Expenses. Operating expenses increased $104.9 million, or 69.1%, to $256.6 million for the nine months ended September 30, 2010, compared to $151.7 million for the nine months ended September 30, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in 2010. Selling, general and administrative expense grew from $126.9 million for the nine months ended September 30, 2009 to $198.5 million, or increased by 56.4%, for the nine months ended September 30, 2010. Transaction related and restructuring expenses of $8.7 in the nine months ended September 30, 2010 primarily include (1) non-agent severance expense and (2) expenses incurred during the first half of 2010 to exit leased facilities. Depreciation and amortization increased $28.5 million as a result of the inclusion of the Legacy EGS results in 2010, and increased amortization associated with the intangibles acquired in the EGS acquisition. Operating expenses as a percentage of revenues increased to 44.4% for the nine months ended September 30, 2010 compared to 39.6% for the nine months ended September 30, 2009 primarily as a result of increased amortization of intangible assets related to the acquisition of EGS.

Other (Income) Expenses, Net. Other (income) expenses, net increased $13.0 million, or 158.5%, to $21.2 million for the nine months ended September 30, 2010, compared to $8.2 million for the nine months ended September 30, 2009. This increase is primarily due to increased interest expense of $15.2 million from our issuance of $200 million of Senior Secured Notes during October 2009.

Provision for Income Taxes. Income taxes increased $0.4 million, or 6.3%, to $6.7 million for the nine months ended September 30, 2010, compared to $6.3 million for the nine months ended September 30, 2009. Foreign tax expense comprised $5.4 million and $5.9 million for the nine months ended September 30, 2010 and 2009, respectively. In the U.S., where we operated at a loss for tax purposes, we recorded $1.3 million income tax expense for the nine months ended September 30, 2010 primarily related to the finalization of purchase accounting. For the nine months ended September 30, 2009 we recorded no U.S. income tax expense. We operate in a number of countries outside the U.S. that are generally taxed at lower statutory rates than the U.S. and also benefit from tax holidays. The addition of the EGS Philippines entities, for which we benefit from tax holidays, contributed to the reduction in the foreign tax rate compared to the same period in 2009.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital associated with the expenses we incur in performing services under our client contracts and capital expenditures for the opening of new service centers, including the purchase of computers and related equipment. We have in place a credit facility that consists of a revolving line of credit that allows us to better manage our cash flows. Our ability to make payments on the credit facility, to repay our-long term indebtedness, and to fund working capital and planned capital expenditures will depend on our ability to generate cash in the future. We have secured our working capital facility through our accounts receivable and therefore, our ability to continue servicing debt is dependent upon the amount of and the timely collection of accounts receivables. We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months.

We made capital expenditures of $17.7 million in the nine months ended September 30, 2010 as compared to $19.9 million for the nine months ended September 30, 2009. We continue to make capital expenditures to build new service centers, renovate existing centers and maintain and upgrade our technology. We expect to continue to expand into new and renovate existing facilities in the future.

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

On October 1, 2009, we, Stream Holdings Corporation, Stream International, Inc., Stream New York, Inc., Stream Global Solutions-US, Inc., Stream Global Solutions-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V., Stream International Service Europe B.V., and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”), entered into the Credit Agreement, with Wells Fargo Foothill, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for the ABL Facility of up to $100.0 million, including a $20.0 million sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The ABL Facility has a term of four years at an interest rate of Wells Fargo’s base rate plus 300 basis points or LIBOR plus 400 basis points at our discretion. The ABL Facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $20 million. At September 30, 2010, we had $66,164 available under the ABL Facility. We are in compliance with the financial covenants in the Credit Agreement as of September 30, 2010.

In the nine months ended September 30, 2010 we received $2.3 million from the exercise of our publicly held warrants and $0.1 million from proceeds from issuance of common stock related to the exercise of pre-emptive rights and stock options. In the nine months ended September 30, 2010 we repurchased 2.3 million warrants at a price of $0.70 per warrant for total cash outflows of $1.6 million.

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of September 30, 2010, we had approximately $7.3 million of these letters of credit in place under our ABL Facility.

We had $0 and $6,600 letter of credit guarantees outstanding at September 30, 2010 and December 31, 2009, respectively.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments, including capital leases, bear interest at variable rates. At September 30, 2010, we had outstanding borrowings under variable debt agreements that totaled approximately $22.6 million. A hypothetical 1% increase in the interest rate would have increased interest expense by approximately $0.2 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

There were no outstanding interest rate swaps covering interest rate exposure at September 30, 2010.

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

The expenses from these foreign operations create exposure to changes in exchange rates between the local currencies and the contractual currencies. As a result, we may experience foreign currency gains and losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. The majority of this exposure is related to work performed from call centers in Canada, India and the Philippines. In addition, our reported results reflect the foreign currency translation of results of our subsidiaries in foreign locales to the U.S. Dollar. Our material exposure is the conversion of cash flows from the U.S. Dollar to the Philippine Peso. For the first nine months of 2009 and 2010, the Philippine Peso averaged 48.00 and 45.74 respectively, and accordingly, the U.S. Dollar value of our Philippine Peso denominated expenses was negatively impacted by the underlying currency movement.

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

The following summarizes the relative (weakening)/strengthening of the U.S. Dollar against the local currency during the periods presented:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
U.S. Dollar vs. Canadian Dollar	(2.1)%	(10.9)%
U.S. Dollar vs. Euro	5.3%	(3.9)%
U.S. Dollar vs. Indian Rupee	(4.3)%	(3.1)%
U.S. Dollar vs. Philippine Peso	(5.9)%	(0.5)%
U.S. Dollar vs. S. African Rand	(5.8)%	(20.8)%
U.S. Dollar vs. U.K. Pound Sterling	2.0%	(9.8)%

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

Given the significance of our foreign operations and the potential volatility of the certain of these currencies versus the U.S. Dollar, we use forward purchases of Philippine peso, Canadian Dollars, Euros and Indian rupees to minimize the impact of currency fluctuations. As of September 30, 2010, we had entered into forward contracts with three financial institutions to acquire the following currencies:

Currency	Notional Value	USD Equivalent	Highest Rate	Lowest Rate
Philippine Peso	5,148,500	100,233	50.49	44.12
Canadian Dollar	80,700	77,450	1.06	1.01
Indian Rupee	299,250	2,276	47.27	44.60
Euro	9,000	12,275	1.35	1.35

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our quarterly report on Form 10-Q for the quarter ended March 31, 2010 which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. As of September 30, 2010, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2009 and our quarterly report on Form 10-Q for the quarter ended March 31, 2010, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the second quarter of 2010, our Compensation Committee approved the payment of applicable tax withholding on the vesting of shares of restricted stock held by certain members of our senior management team through the surrender by such shareholders and the repurchase by us of that number of the vested shares equal to the total tax withholding obligations divided by the fair market value of our common stock on the trading day preceding the vesting date. Such repurchases by us were not made pursuant to a publicly announced repurchase program. The aggregate number of shares repurchased by us during the quarter ended September 30, 2010 from such executives is set forth in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased under the Plan or Program
July 2010
(July 1, 2010 – July 31, 2010)	3,175	$4.05	—	—
August 2010
(August 1, 2010 – August 31, 2010)	—	$6.28	—	—
September 2010
(September 1, 2010 – September 30, 2010)	—	$—	—	—

Total	3,175		—	—

ITEM 6.	EXHIBITS.

We are filing as part of this Report the Exhibits listed in the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAM GLOBAL SERVICES, INC.

November 3, 2010	By:	/S/ KATHRYN V. MARINELLO
Kathryn V. Marinello Chairman, Chief Executive Officer and President (principal executive officer)

November 3, 2010	By:	/S/ DENNIS LACEY
Dennis Lacey Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

10.1	Separation Agreement, dated as of August 19, 2010, by and between R. Scott Murray and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 20, 2010 (File No. 001-33739) and incorporated herein by reference).

10.2	Employment Agreement, dated as of August 19, 2010, by and between Kathryn V. Marinello and Stream Global Services, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 20, 2010 (File No. 001-33739) and incorporated herein by reference).

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.