Form 10-K
period 2010-12-31
Stream Global Services, Inc.
filed 2011-03-02
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $25,159,120 based on the last reported sale price of the registrant’s Common Stock on the NYSE Amex on June 30, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter.

There were 80,486,895 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of February 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2010, are incorporated herein by reference.

Stream is a registered trademark of Stream Global Services, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “intend,” “plan,” “target,” “goal,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Item 1A, “Risk Factors,” of this report and in our other filings with the Securities and Exchange Commission (“SEC”).

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we explicitly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

PART I

ITEM 1.	BUSINESS

Overview

Stream Global Services, Inc. (“we”, “us”, “Stream”, or “SGS”) is a corporation organized under the laws of the State of Delaware. We were incorporated on June 26, 2007 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination, one or more domestic or international operating businesses. We consummated our initial public offering in October 2007, receiving total gross proceeds of $250 million, and in July 2008, we acquired Stream Holdings Corporation for $128 million (which reflected the $200 million purchase price less assumed indebtedness, transaction fees, employee transaction related, restructuring and severance expenses, bonuses, professional fees, stock option payments and payments for working capital).

In October 2009, pursuant to a Share Exchange Agreement, dated as of August 14, 2009 (“the Exchange Agreement”), among Stream, EGS Corp., a Philippine corporation (“EGS”), the parent company of eTelecare Global Solutions, Inc., a Philippine company (“eTelecare”), EGS Dutchco B.V., a corporation organized under the laws of the Netherlands (“Dutchco”), and NewBridge International Investment Ltd., a British Virgin Islands company (“NewBridge” and, together with Dutchco, the “EGS Stockholders”), we acquired EGS in a stock-for-stock exchange (the “Combination”). At the closing of the Combination (the “Closing”), we acquired all of the issued and outstanding capital stock of EGS (the “EGS Shares”) from the EGS Stockholders, and NewBridge and/or its affiliate contributed, and we accepted, the rights of such transferor with respect to approximately $35.8 million in principal under a bridge loan of EGS (the “Bridge Loan”) in consideration for the issuance and delivery of an aggregate of 23,851,561 shares of our common stock and 9,800,000 shares of our non-voting common stock, and the payment of $9,990 in cash. Subsequent to the Closing, all of the 9,800,000 shares of non-voting common stock held by the EGS Stockholders were converted into shares of our voting common stock on a one-for-one basis. As of the Closing, the pre-Combination Stream stockholders and the EGS Stockholders owned approximately 57.5% and 42.5%, respectively, of the combined entity.

Immediately prior to the Closing, pursuant to a letter agreement, dated as of August 14, 2009, between Stream and Ares Corporate Opportunities Fund II, L.P. (“Ares”), all of the issued and outstanding shares of our Series A Convertible Preferred Stock, $.001 par value per share (“Series A Preferred Stock”), and Series B Convertible Preferred Stock, $.001 par value per share (“Series B Preferred Stock”), all of which were held by Ares, were converted into 35,085,134 shares of our common stock. The Series A Preferred Stock and Series B Preferred Stock were subsequently cancelled. In addition, we purchased from Ares a warrant to purchase 7,500,000 shares of our common stock in consideration of the issuance to Ares of 1,000,000 shares of our common stock.

Also in October 2009, pursuant to an indenture, dated as of October 1, 2009, among Stream, certain of our subsidiaries (the “Note Guarantors”) and Wells Fargo Bank, National Association (“Wells Fargo”), as trustee, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”) at an initial offering price of 95.454% of the principal amount. In addition, we and certain of our subsidiaries entered into a credit agreement, dated as of October 1, 2009 (the “Credit Agreement”), with Wells Fargo Foothill, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Facility”) of up to $100 million, including a $20 million sub-limit for letters of credit. The ABL Facility has a term of four years at an interest rate of Wells Fargo’s base rate plus 375 basis points or LIBOR plus 400 basis points at our discretion.

We used the proceeds from the offering of the Notes, together with approximately $26.0 million of cash on hand, to repay all outstanding indebtedness under the Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of January 8, 2009, as amended, with PNC Bank, National Association and other parties thereto, the Bridge Loan, and to pay fees and expenses incurred in connection with the Combination, the Note offering and the ABL Facility.

Our Business

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support for Fortune 1000 companies. Our clients include leading computing/hardware, telecommunications/service providers, software/networking, entertainment/media, retail, travel, healthcare and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across 50 locations in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

We seek to establish long-term, strategic relationships with our clients by delivering high-value solutions that help improve our clients’ revenue generation, reduce operating costs, and improve customer satisfaction. To achieve these objectives, we work closely with our clients in order to understand what drives their economic value, and then implement processes and performance metrics to optimize results for our clients. The success of our differentiated client value proposition is demonstrated, in part, by the tenure of our client relationships. Several of our top clients have been with us for over a decade and the average duration of our relationship with our top ten clients by revenue is approximately eight years.

Our clients include leading computing and hardware companies, such as our two largest clients, Dell Inc. and the Hewlett-Packard Company, which accounted for approximately 16% and 12%, respectively, of our revenues for the year ended December 31, 2010. We target sectors such as the computing/hardware, telecommunications/service providers, software/networking, entertainment/media, and retail because of their growth potential, their propensity to outsource, their large, global customer bases, and their complex product and service offerings, which often require sophisticated customer interactions.

For many of our clients, we service multiple customer touch points that may encompass several product and service lines. In most cases, our services for each client are performed under discrete, renewable, multi-year contracts that are individually negotiated with separate business leaders at the client and define, among other things, the service level requirements, the tools and technology, the operating metrics, and various pricing grids depending on volume and other requirements. We typically bill our clients on a monthly basis either by the minute, the hour, or the transaction. In some cases, we also receive incentive based compensation from our clients that is directly connected to our performance and/or our ability to generate sales for our clients.

We are subject to quarterly fluctuations in our revenues and earnings based on the timing of new and expiring client programs and the seasonality of certain client programs. From time to time, clients seek to shift their CRM programs to lower cost locations, which may negatively affect our results of operations as we seek to shift personnel to the lower cost off-shore locations, resulting in lower revenue but a higher gross margin percentage. A substantial amount of our operating costs is incurred in foreign currencies. We use derivatives to mitigate risk relating to foreign currency fluctuations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Industry

According to the May 2010, IDC report, “Worldwide and U.S. Outsourced Customer Care Services 2010-2014 Forecast: Reckoning with the Aftermath of a Credit Bubble,” the global CRM market, which IDC refers to as the “Worldwide Customer Care Services” market, totaled over $54.5 billion in 2010 and is expected to grow to over $69.6 billion by 2014. IDC estimates that the span of years from 2005-2014 will reflect a compound annual growth rate of 6.1% for this market.

The contact center outsourcing industry is highly fragmented and competitive, with the largest company representing approximately 7% of the market according to Frost & Sullivan. Despite the increasingly competitive nature of the market, we believe outsourcing will continue to grow as a result of higher client demand for cost savings along with the need for high-quality customer interactions and innovative service solutions that deliver real value. Stream also believes the desire for companies to focus on core competencies remains strong and will continue to drive them to outsource certain non-core functions to experienced outsourcing providers with the appropriate global scale, processes and technological expertise. Moreover, we believe that the current economic slowdown has increased demand for outsourcing because it offers an incremental channel to increase sales.

As business becomes more global, many companies find they do not possess sufficient capacity or the optimal infrastructure, international experience or technology tools to service their customers. Therefore, they increasingly look to global BPO service providers like Stream – that have invested in technology and infrastructure and have established a global presence – to deliver customer facing services in both established and emerging markets. The largest CRM and BPO customers are typically multinational companies that require their service providers to have a global footprint in order to service segments of their customer base in multiple countries and multiple languages, and also be agile enough to scale quickly as volume requirements change.

In essence, our global clients require (i) global servicing capabilities to fit the needs of particular products or programs in multiple languages; (ii) a sophisticated technology infrastructure that enables fully integrated customer interaction channels that are analytics enabled and virtually accessible across a global delivery platform; (iii) a solution driven approach that solves multiple customer needs, such as total customer experience, retention and lower customer churn rates, and creates new or expanded revenue opportunities for our clients; and (iv) a competitive total cost of solution that takes advantage of technology, applications, defined processes and a diverse global operation.

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

We seek to enhance our gross and operating margins by improving our systems and infrastructure and by expanding our global operations. We also continue to work to improve our operating metrics, such as utilization and productivity, employee retention, and workforce management, and take advantage of advanced technology tools, such as voice over internet protocol (“VoIP”), virtualization of the desktop and server, learning and development platforms and standardized global processes to increase accessibility and quality of information and data exchange. We also believe that we will continue to improve our margins by continuing to expand our global presence in lower cost high quality off-shore locations.

Expand our revenue growth and market share through targeted acquisitions.

We plan to grow our revenues and market share both organically and through targeted acquisitions. Our desire to enter new geographies may be accomplished most efficiently and cost effectively through the acquisition of companies or assets, or through joint venture arrangements with third parties.

Expand current, and develop and implement new, BPO service offerings to increase market share.

We expect to expand our current service offerings, such as sales and revenue generation services, customer lifecycle management, and technical support services, within our existing client base, as well as expand our service offerings to include new offerings, such as data analytics and social media, to increase returns and profitability. Many of our clients are looking for global service providers that can not only provide multiple service offerings in an efficient and flexible cost model, but can also generate revenues to help reduce the overall cost of service and enhance customer satisfaction.

Build and implement a multi-year global technology roadmap.

We believe that technology applications and infrastructure are critical to our business and allow us to offer our clients efficient services on a cost-effective basis. During 2010, we continued our investment in technology applications that enhance efficiency such as applicant tracking, human resource information management systems, data and information portals, screen consolidation tools, learning and development tools, self-help portals for employees to manage their benefits, and real-time web-based training. We expect to continue to invest in technology and will continue to evaluate and implement technologies such as complex VoIP, cloud services and virtualization of the desktop and servers, as the need and opportunities arise.

Our Service Offerings

Our fully integrated service offerings enable our clients to increase revenue and enhance overall brand value and customer loyalty at many customer touch points. Our full breadth of outsourced services includes technical support, customer care and lifecycle management, sales and revenue generation, as well as other professional back-office services, delivered through a variety of channels, such as voice, email and chat technologies. We blend agility and flexibility with a global, standardized delivery model to create solutions that deliver real value – even in highly specialized industries.

We utilize a proprietary “Smart Shore” methodology to determine the optimal mix of support locations – onshore, nearshore or offshore – and delivery mechanisms (voice, email, chat and self-service) to meet our clients’ complete customer care objectives. We meet the challenge of staffing to complex technical and sales requirements with multilingual skill sets across our global presence of 50 locations in 22 countries.

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

In addition to technical support solutions, we offer ongoing customer service and customer care offerings designed to manage customer relationships for our clients on an ongoing basis. We view each customer contact as an opportunity to strengthen brand loyalty and enhance overall brand value, thereby reducing our clients’ operational costs while at the same time providing them the opportunity to increase their revenues. We manage our clients’ vital customer relationships through our standardized best practices that begin with the recruitment, hiring and training of our service professionals. We employ such practices in order to identify the right customer service support professionals and equip them with the tools and training necessary to provide high levels of customer service.

We utilize our proprietary “xStream Seller” methodology to design customer retention programs that help our clients build brand loyalty by utilizing a behavior-centric sales methodology that actively engages and aligns the functional organization in the end to end delivery of sales service. Our operational execution is holistic in its approach focusing on improving response rates, increasing order values and maximizing revenues and profit. Since it is much more expensive to recruit a new customer than to retain an existing one, we tailor the approach we take with each client to ensure we are delivering a unique customer experience that secures brand loyalty. Our customer service and retention programs are designed to build ongoing, solid relationships with customers and thereby position us to maximize ongoing sales opportunities through cross-sell and up sell opportunities and revenue generation services. Our revenue generation services are designed to provide our clients with the tools necessary to meet their corporate strategic goals for profitability and revenue.

Our proprietary “Navigator” technology platform is a fully integrated desktop solution that streamlines complex processes and workflows and provides real-time analytics and reporting virtually across our global infrastructure on a real-time basis. Navigator offers a wide variety of features to create a customized client solution that delivers quantifiable value to our clients.

Sales and Marketing

We have a direct sales force and sales support organization focused on high growth companies in the target industries in North America, Latin America, Asia and Europe. We use a consultative solution selling approach and generally focus our marketing efforts at our clients’ or prospective clients’ senior executive levels where decisions are made with respect to outsourcing critical CRM functions. As we continue to develop relationships with senior management, such as the chief executive officer, chief technology officer, chief financial officer, chief services officer and business unit leader of our clients, our business model will continue to evolve into a trusted business advisor to our clients.

We work closely with our clients at all phases of the service delivery process to develop and refine custom solutions to meet their needs of maximizing customer experience, reducing their operational costs and generating revenue. We practice a consultative approach to our sales process, which involves understanding the intricacies of our potential client’s business and their particular needs and formulating a value proposition that directly speaks to these needs. Our customized solutions are implemented across many different geographic locations using a combination of our and our client’s technology platforms.

Our sales and marketing group also evaluates entry into new end markets, as well as identifying potential new clients within specific end markets. The factors that are considered in evaluating new market opportunities or winning new clients include potential market size, industry participants, market dynamics and trends, growth prospects and the propensity for outsourcing services. With respect to an individual client, the sales and marketing group will review its financial strength and market position and its anticipated need for long-term outsourcing services. We consider the ability to deliver those services, our competitive positioning and the likelihood of winning the contract in making such determinations. Over the past year we have been successful in winning numerous new logo clients in the entertainment/media, healthcare, software/networking, telecommunications, financial services and travel industries.

Employees

Our success in recruiting, hiring and training highly skilled employees is key to our ability to provide high-quality CRM and BPO solutions to our clients on a global basis. We generally locate our service centers in locations that have access to higher education and a major transportation infrastructure. We generally offer a competitive pay scale, hire primarily full-time employees who are eligible to receive a full range of employee benefits, and seek to provide employees with a clear, viable career path. We also offer a combination of client based training, language training and internal technology certification courses to our employees. The combination of our training programs with close manager mentoring programs enables our employees to not only provide excellent service to our clients, but also progress into management positions within Stream.

As of December 31, 2010, we had over 30,000 employees providing services to our clients’ customers and administrative services in our business. Except for our service centers in some countries within Europe and Africa where approximately 4,300 of our employees are subject to collective bargaining agreements using workers’ councils (which are typical in these regions), our employees are not subject to collective bargaining agreements. We believe relations with our employees are good.

Competition

The industry in which we operate is competitive and highly fragmented. Our competitors range in size from very small firms offering specialized applications or short-term projects, to large independent firms, and the in-house operations of many clients and potential clients. In short, the competitive landscape is wide and diverse. We compete directly and indirectly with certain companies that provide CRM and other BPO solutions on an outsourced basis. These include, but are not limited to, U.S.-based providers, such as APAC Customer Services, Convergys, Sitel, Startek, Sykes, TechTeam Global, TeleTech, and West; Europe-based providers, such as Atento, Teleperformance Group, and Transcom Worldwide; South Asia-based providers, such as Aditya Birla Minacs, Genpact, SMT Direct, Wipro, and WNS; local entities in other offshore geographies, such as TIVIT and the Philippine Long Distance Telephone Company; small niche providers, such as Alpine Access, Arise, VIPDesk, and Working Solutions; and large global companies that offer outsourced services within their portfolios, such as IBM, HP, CapGemini, Accenture and Fujitsu. The list of potential competitors includes both publicly traded and privately held companies.

Service Professional Tools

We believe in making the necessary investments to ensure that each of our service professionals has the tools required to provide high quality service to end-users. We leverage a mix of in-house developed and third party software solutions across all of our service centers. Many of these solutions are customized for our enterprise and facilitate data capture and transfer from the service professional to our various data storage and network systems, and are flexible enough to operate our clients’ CRM interfaces.

Intellectual Property

As of December 31, 2010, we had 13 registered trademarks in 7 jurisdictions and 29 active registered domain names.

Corporate Information

Stream Global Services, Inc. is a Delaware corporation. Our principal office is located at 20 William Street, Suite 310, Wellesley, Massachusetts 02481, and our telephone number is (781) 304-1800. Our website address is www.stream.com.

ITEM 1A.	RISK FACTORS

Our business is subject to numerous risks. The risk factors listed below include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The risk factors that appear below, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Such forward-looking statements are discussed under “Cautionary Note Regarding Forward-Looking Statements.”

Risks Relating to Our Business

We have a history of losses and there can be no assurance that we will become or remain profitable or that losses will not continue to occur.

For the year ended December 31, 2010, we had a net loss of $53.5 million. We may not achieve or sustain profitability in the future. Our ability to achieve profitability will depend, in part, on our ability to:

•	attract and retain an adequate client base;

•	effectively manage a large global business;

•	react to changes, including technological changes, in the markets we target or operate in;

•	deploy our services in additional markets or industry segments;

•	continue to maintain operating efficiencies in our service centers across the globe;

•	respond to competitive developments and challenges;

•	attract and retain experienced and talented personnel; and

•	establish strategic business relationships.

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

We have derived, and we believe that we will continue to derive a substantial portion of our revenue from a limited number of clients. Revenue from our two largest clients, Dell Inc. and the Hewlett-Packard Company, accounted for 16% and 12%, respectively, of our revenues for the year ended December 31, 2010. Although we generally enter into multi-year contracts with clients, most of which are typically renewable, these contracts generally do not require clients to provide a minimum amount of revenues and allow clients to terminate earlier for convenience. There can be no assurance that we will be able to retain, renew or extend our contracts with our major clients. Although some of these contracts require the client to pay a contractually agreed upon amount in the event of early termination, there can be no assurance that we will be able to collect such amount or that such amount, if received, will sufficiently compensate us for any significant investment we may have made to support the cancelled program or for the revenues we may lose as a result of the early termination.

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

We typically charge our clients based on the number of inbound calls that we service, or the amount of time, by the minute or by the hour, that our service professionals spend with end-users relating to our clients’ products. We also provide inbound and outbound sales services to our clients, whereby we are paid based on our level of sales success and other client driven metrics. To the extent there is a decline in spending for our clients’ products, whether as a result of a decline in product acceptance or general economic conditions, our business will be adversely affected. There are a number of factors relating to discretionary consumer and business spending, including economic conditions affecting disposable income (such as employment, business conditions, taxation and interest rates) which impact the ability of our clients to sell their products, and most of which are outside of our control. There can be no assurance that spending for our clients’ products will not be affected by adverse economic conditions, thereby affecting our business, results of operations, financial condition and cash flows.

Our revenue is highly dependent on a few industries and any decrease in demand for outsourced business processes in these industries could reduce our revenue and seriously harm our business.

Most of our revenue is derived from clients concentrated in the computing/hardware and telecommunications/service providers industries. The success of our business largely depends on continued demand for our services from clients in these industries, as well as on trends in these industries to outsource business processes on a global basis. A downturn in any of the industries we serve, a slowdown or reversal of the trend to outsource business processes in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing, could result in a decrease in the demand for our services, which in turn could materially harm our business, results of operations, financial condition and cash flows. Despite recent signs of economic recovery in some markets, many of the markets in which we operate are still in an economic downturn that we believe has had and will continue to have a negative effect on the business of many of our clients, which has, in some cases, resulted in lower volumes of work for us. In the event that the global economy slips back into a recession or the economic downturn in some of the markets in which we serve worsens, we may experience even lower volumes and pricing pressures, which would negatively affect our business, results of operations, financial condition and cash flows.

Other developments may also lead to a decline in the demand for our services in the industries we serve. Consolidation in any of the industries that we serve, particularly involving our clients, may decrease the potential number of buyers of our services. Furthermore, many of our existing and new clients have begun or plan to consolidate or reduce the number of service providers that they use for various services in various geographies. To the extent that we are not successful in becoming the recipient of the consolidation of services by these clients our business and revenues will suffer. Any significant reduction in, or the elimination of, the use of the services we provide within any of these industries would reduce our revenue and cause our profitability to decline.

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

Our revenue and call volume is often highly correlated with units sold, renewals from our clients’ customers or end users, and revenue of our clients. Our clients may experience rapid changes in their prospects, substantial price competition and pressure on their results of operations, which may result in lower volumes and/or pressure on us to lower our prices. In addition, many of our clients are seeking to consolidate their current group of service providers to a smaller more manageable group that is able to provide integrated service offerings on a global basis. In some cases we do not currently offer or have service locations in those geographic locations where our clients are seeking services. Our ability to sustain growth and profitability in the current environment is very dependent upon our ability to maintain and/or gain a greater share of business within our current clients and attract new clients. There can be no assurance that we will be able to do so in the future. In the event that some of our service centers do not receive sufficient call volume in the future, we may be required to close them and relocate business in other centers. This would require substantial employee severance, lease termination costs and other re-organization costs.

Moreover, we are exposed to additional risks related to our clients’ ability to pay and the resulting non-collectability of our accounts receivables. In the event that our clients’ prospects deteriorate or the availability of credit tightens, our clients’ liquidity may be adversely impacted, resulting in delayed or reduced payments to us. Such delays or reductions in payment or the non-payment by our clients of amounts owed to us may require us to incur a bad debt expense. In the event that one of our major clients should file for bankruptcy protection or otherwise fail, our future business, results of operations, financial condition and cash flows could be materially adversely affected.

We may not be able to achieve incremental revenue growth or profitability.

Our strategy calls for us to achieve incremental revenue growth and profitability through initiatives, such as opening new or expanding our existing internationally located service locations in places like China. Other initiatives we may pursue include, (i) the addition or expansion of services, such as sales and warranty services; (ii) the introduction of front-end technology-driven service solutions for fee-based services, self-help, and other technology driven solutions; and (iii) operational improvements in areas such as employee attrition, site capacity utilization, centralization of certain administrative services, productivity rates and use of technology. We are also in process of consolidating and rationalizing certain of our service facilities and legacy administrative offices to improve our profitability. However, there can be no assurance that we will not encounter difficulties or delays in implementing these initiatives, and any such difficulties or delays would adversely affect our future operating results and financial performance.

We have, on a consolidated basis, a substantial amount of debt, which could impact our ability to obtain future financing or pursue our growth strategy.

We have substantial indebtedness. As of December 31, 2010, we had approximately $244.2 million of indebtedness (including capital leases) and up to an additional $75.5 million of borrowings available under the ABL Credit Facility, before taking into account outstanding letters of credit, subject to borrowing base limitations and other specified terms and conditions.

Our high level of indebtedness could have important consequences and significant adverse effects on our business, including the following:

•	we must use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	our high level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	our high level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business; and

•	our ability to fund a change of control offer may be limited.

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

We may incur substantial additional indebtedness in the future. Although the indenture governing the Notes and the loan agreement governing our ABL Credit Facility contain restrictions on our incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions that permit us to incur substantial additional indebtedness, including additional secured indebtedness. If we incur additional debt, the risks described above under “We have, on a consolidated basis, a substantial amount of debt, which could impact our ability to obtain future financing or pursue our growth strategy” and “Payments on our indebtedness will require a significant amount of cash. Our ability to meet our cash requirements and service our debt is impacted by many factors that are outside of our control” would intensify.

Our business may not develop in ways that we currently anticipate due to negative public reaction to outsourcing and recently proposed legislation.

We have based our growth strategy on certain assumptions regarding our industry, services and future demand in the market for our services. However, the trend to outsource business processes may not continue and could reverse. Outsourcing is a politically sensitive topic in the United States and elsewhere due to a perceived association between outsourcing providers and the loss of jobs in the United States. A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing services outside the United States. For example, public figures, such as President Obama, have supported legislation that they contend will generate new jobs in the United States, including limiting income tax benefits for companies that offshore American jobs. Because most of our clients are U.S. companies headquartered in the United States, any expansion of existing laws or the enactment of new legislation restricting offshore outsourcing could harm our business, results of operations and financial condition. It is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to off-shore service providers. This would also negatively affect our ability to attract or retain clients that have these contracts.

In addition, many jurisdictions have enacted or proposed legislation relating to the protection of sensitive customer data or other consumer protections that has resulted or may result in increases in our operational expenses. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring their services from onshore to off-shore providers as a result of the perceived diminishment of operational efficiencies or cost savings. Any slowdown or reversal of existing industry trends towards off-shore outsourcing would seriously harm our ability to compete effectively with competitors that operate solely out of facilities located in the United States or Canada.

We may be unable to cost-effectively attract and retain qualified personnel, which could materially increase our costs.

Our business is dependent on our ability to attract, retain and motivate key executives and also recruit, hire, train and retain highly qualified technical and managerial personnel, including individuals with significant experience in the industries that we have targeted. The CRM and BPO service industry is labor intensive and is normally characterized by high monthly employee turnover. Any increase in our employee turnover rate would increase our recruiting and training costs, decrease our operating effectiveness and productivity and delay or deter us from taking on additional business resulting in lower financial performance. Also, the introduction of significant new clients or the implementation of new large-scale programs may require us to recruit, hire and train personnel at an accelerated rate. In addition, some of our facilities are located in geographic areas with relatively low unemployment rates, thus potentially making it more difficult and costly to attract and retain qualified personnel. There can be no assurance that we will be able to continue to hire, train and retain sufficient qualified personnel to adequately staff our business.

We may not be able to predict our future tax liabilities. If we become subject to increased levels of taxation or if tax contingencies are resolved adversely, our results of operations and financial performance could be adversely affected.

Due to the international nature of our operations, we are subject to the complex and varying tax laws and rules of several foreign jurisdictions. We may not be able to predict the amount of future tax liabilities to which we may become subject due to some of these complexities if our positions are challenged by local tax authorities. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions or due to legislative or regulatory changes could result in a material adverse effect on our business, results of operations and financial condition. We are subject to tax audits, including issues related to transfer pricing, in the United States and other jurisdictions. We have material tax-related contingent liabilities that are difficult to predict or quantify. While we believe that our current tax provisions are reasonable and appropriate, we cannot be assured that these items will be settled for the amounts accrued or that additional exposures will not be identified in the future or that additional tax reserves will not be provided for any such exposures.

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

We conduct business in various countries outside of the United States, including Canada, the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, Denmark, Bulgaria, India, the Philippines, El Salvador, Egypt, Tunisia, South Africa, Nicaragua, the Dominican Republic and Costa Rica. A key component of our growth strategy is our entry into new markets or expansion of our existing markets, such as China. There can be no assurance that we will be able to successfully market, sell and deliver our services in these markets, or that we will be able to successfully expand our international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances. The following factors, among others, could adversely affect our business and earnings:

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

•	changes in general economic conditions or political strife or upheaval in countries where we operate;

•	the ability to efficiently repatriate cash to the United States and transfer cash between foreign jurisdictions;

•	changes in transfer pricing policies for income tax purposes in countries where we operate;

•	restrictions on downsizing operations and personnel in Europe and other jurisdictions (i.e. regulatory or works council restrictions) and expenses and delays associated with any such activities; and

•	changes to or elimination of the international tax holiday for our subsidiaries in India or the Philippines.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our global operations and reduce our global sales, adversely affecting our business and future financial performance.

Countries where we do business have recently experienced political and economic instability and civil unrest and terrorism, which has and may continue to disrupt our operations and may cause our business to suffer.

Certain countries where we do business, particularly Egypt and Tunisia, and less recently the Philippines, India, and certain Latin American countries, have experienced or are experiencing civil unrest, terrorism and political turmoil, resulting in temporary work stoppages and telecommunication or other technology outages. If such civil unrest or political turmoil increases or such operational disruptions become prolonged, our existing and potential new clients may hesitate to keep or move their business into such locations. In addition, we expect to enter into new markets in places such as China which may have similar risks. These conditions could disrupt our operations and cause our business to suffer.

Moreover, countries where we do business, and in particular the Philippines, have experienced significant inflation, currency declines and shortages of foreign exchange. We are exposed to the risk of cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States.

Current tax holidays in the Philippines will expire within the next two years.

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

We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wage costs in India, the Philippines and other offshore locations have historically been significantly lower than wage costs in the North America and Europe for comparably skilled professionals, which has been one of Stream’s competitive advantages. However, because of rapid economic growth in India and the Philippines, increased demand for CRM and BPO services and increased competition for skilled employees in offshore low cost locations like India and the Philippines, wages for comparably skilled employees in such locations are increasing at a faster rate than in North America and Europe, which may reduce this competitive advantage. As additional outsourcing companies enter the market and expand their operations, we expect competition for skilled employees at the service professional and middle and upper management levels to increase which would affect the availability and the cost of our employees and increase our attrition rate.

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

Our profitability is influenced significantly by the capacity utilization of our service centers. Because a majority of our business consists of inbound contacts from end-users, we have no control of when or how many end user customer contacts are made. Moreover, we have significantly higher utilization during peak (week day) periods than during off-peak (night and weekend) periods and therefore we need to reserve capacity at our service centers to anticipate peak periods. In the future, we may consolidate or close under-performing service centers in order to maintain or improve targeted utilization and margins. If we close service centers in the future due to insufficient customer demand, we may be required to record restructuring or impairment charges, which could adversely impact our business, results of operations and financial condition. There can be no assurance that we will be able to achieve or maintain optimal service center capacity utilization.

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

Our operations are dependent upon our ability to protect our service centers, computer and telecommunications equipment and software systems against damage or interruption from fire, power loss, telecommunications interruption or failure, natural disaster, breaches in data and technology security integrity and other similar events in order to provide our clients with reliable services. Additionally, we depend on our employees to perform our services on behalf of our clients. If we are unable to staff our service centers due to labor shortages, or employees miss work due to labor strikes or civil or political unrest, natural disasters and other similar events, our ability to provide our clients with reliable services will be hindered. Some of the events that could adversely affect our ability to deliver reliable service include physical damage to our network operations centers; disruptions, power surges or outages to our computer and telecommunications technologies which are beyond our control; sabotage or terrorist attacks and cyber attacks or data theft; software defects; fire or natural disasters such as typhoons, hurricanes, floods and earthquakes; civil unrest and political turmoil; and labor shortages or walk-outs.

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

The CRM and BPO service industry is characterized by rapid technological change, competitive pricing, frequent new service introductions and evolving industry standards. The success of our company will depend on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with this reliance on technological development, such as:

•	competition from service providers using other means to deliver similar or alternative services;

•	realizing economies of scale on a global basis;

•	responding successfully to advances in competing technologies and network security in a timely and cost-effective manner; and

•	existing, proposed or undeveloped technologies that may render our services less profitable or obsolete.

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

Both the U.S. Federal and various state governments regulate our business and the outsourced business services industry as a whole. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 broadly authorizes the Federal Trade Commission (“FTC”) to issue regulations restricting certain telemarketing practices and prohibiting misrepresentations in telephone sales. The FTC regulations implementing this Act are commonly referred to as the Telemarketing Sales Rule. Our operations outside the United States are also subject to regulation. In addition to current laws, rules and regulations that regulate our business, bills are frequently introduced in Congress to regulate the use of credit information. We cannot predict whether additional Federal or state legislation that regulates our business will be enacted. Additional Federal or state legislation could limit our activities or increase our cost of doing business, which could cause our operating results to suffer.

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

The market price of our units, shares and warrants has been highly volatile and subject to wide fluctuations. In addition, our financial sponsors hold a large percentage of our outstanding shares, which are subject to certain restrictions on resale, and our relatively low trading volume causes significant price variations to occur. If the market prices of our units, shares and warrants decline significantly, you may be unable to resell your units, shares and warrants at or above your purchase price, if at all. We cannot assure you that the market price of our units, shares and warrants will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our units, shares and warrants or result in fluctuations in the price or trading volume of our units, shares and warrants include:

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

As of December 31, 2010, 7,357,004 publicly traded warrants were outstanding, including 30,323 shares of common stock underlying warrants embedded in our units. To the extent that additional warrants are exercised, additional shares of our common stock will be issued, which will result in further dilution to our stockholders and increase the number of shares eligible for resale in the public market. In addition, the exercise of any of our publicly traded warrants triggers contractual participation rights for Ares, NewBridge and Dutchco (collectively, the “Participating Stockholders”), pursuant to which they would have the right to purchase from us 2.4364 additional shares of common stock at $6.00 per share for each of our publicly traded warrants that are exercised, up to a maximum of approximately 17,925,000 shares, which will cause further dilution to our stockholders. In addition, sales in the public market of substantial numbers of shares acquired through either the exercise of these participation rights or the exercise of these warrants could adversely affect the market price of our shares.

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

We have been named as a third-party defendant in a putative class action captioned Kambiz Batmanghelich, on behalf of himself and all others similarly situated and on behalf of the general public, v. Sirius XM Radio, Inc., filed in the Los Angeles County Superior Court on November 10, 2009, and removed to the United States District Court for the Central District of California. The Plaintiff alleges that Sirius XM Radio, Inc. recorded telephone conversations between Plaintiff and members of the proposed class of Sirius customers, on the one hand, and Sirius and its employees, on the other, without the Plaintiff’s and class members’ consent in violation of California’s telephone recording laws. The Plaintiff also alleges negligence and violation of the common law right of privacy, and seeks injunctive relief. On December 21, 2009, Sirius XM Radio, Inc. filed a Third-Party Complaint in the action against us seeking indemnification for any defense costs and damages that result from the putative class action. On March 25, 2010, the Plaintiff filed an amended complaint that added us as a defendant. We believe that we have meritorious defenses to these claims, but there can be no assurance at this time as to the outcome of this lawsuit.

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

The following sets forth the high and low sales price of our common stock, warrants and units, as reported on NYSE Amex for the periods shown:

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
Fiscal Year Ending December 31, 2009
1st Quarter	$4.35	$2.84	$0.22	$0.06	$3.51	$4.50
2nd Quarter	$5.05	$2.95	$0.80	$0.11	$3.75	$4.98
3rd Quarter	$5.50	$3.39	$0.35	$0.06	$4.27	$5.43
4th Quarter	$7.01	$5.30	$0.35	$0.06	$5.25	$7.44
Fiscal Year Ending December 31, 2010
1st Quarter	$6.88	$5.71	$0.83	$0.45	$7.65	$6.65
2nd Quarter	$6.92	$5.35	$0.82	$0.39	$7.63	$6.10
3rd Quarter	$5.70	$3.38	$0.43	$0.15	$7.20	$4.34
4th Quarter	$4.23	$3.45	$0.20	$0.04	$4.45	$3.90

On February 25, 2011, there were approximately 288 holders of record of our common stock, 1 holder of record of our warrants and 1 holder of record of our units.

Dividend Policy

We have not paid any dividends on our common stock to date. Our board does not anticipate declaring any dividends on the common stock in the foreseeable future. The payment of dividends on the common stock in the future, if any, will be within the discretion of our then Board of Directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. Our Credit Agreement also contains certain limitations on the payment of dividends.

Equity Compensation Plan Information

Securities Authorized for Issuance under our Equity Compensation Plans

At December 31, 2010, we had only one equity compensation plan, our 2008 Stock Incentive Plan. The following table contains information about our 2008 Stock Incentive Plan. See Note 14 in our Notes to Consolidated Financial Statements for a description of our 2008 Stock Incentive Plan.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options (Column A)		Weighted Average Exercise Price of Outstanding Options (Column B)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans that have been approved by our stockholders	6,307,750	(1)	$6.13	3,293,080
Equity compensation plans that have not been approved by our stockholders	—		—	—
Total	6,307,750		$6.13	3,293,080

(1)	This amount does not include 399,170 shares of outstanding restricted stock granted to our employees.

Issuer Purchases of Equity Securities

During the fourth quarter of 2010, our Compensation Committee approved the payment of applicable tax withholding on the vesting of restricted stock and restricted stock units held by certain members of our senior management team through the surrender by such shareholders and the repurchase by us of that number of the vested shares or units equal to the total tax withholding obligations divided by the fair market value of our common stock on the trading day preceding the vesting date. Such repurchases by us were not made pursuant to a publicly announced repurchase program. The aggregate number of shares repurchased by us from such executives is set forth in the table below.

Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased under the Plan or Program
October 2010
(October 1, 2010 – October 30, 2010)	—	—	—	—
November 2010
(November 1, 2010 – November 31, 2010)	11,643	$3.91	—	—
December 2010
(December 1, 2010 – December 31, 2010)	—	—	—	—

Total	11,643	$3.91	—	—

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “intend,” “plan,” target,” “goal,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Item 1A, “Risk Factors,” of this report and in our other filings with the SEC.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we explicitly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Overview

Our Business

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support for Fortune 1000 companies. Our clients include leading computing/hardware, telecommunications/service providers, software/networking, entertainment/media, retail, travel, healthcare and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across 50 locations in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

We generate revenue based primarily on the amount of time our agents devote to a client’s program. Revenue is recognized as services are provided. The majority of our revenue is from multi-year contracts and we expect that trend to continue. However, we do provide certain client programs on a short-term basis.

Our industry is highly competitive. We compete primarily with the in-house business processing operations of our current and potential clients. We also compete with certain third-party BPO providers. Our industry is labor-intensive and the majority of our operating costs relate to wages, employee benefits and employment taxes.

We periodically review our capacity utilization and projected demand for future capacity. In conjunction with these reviews, we may decide to consolidate or close under-performing service centers, including those impacted by the loss of client programs, in order to maintain or improve targeted utilization and margins.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, self-insurance reserves, litigation and restructuring liabilities, and allowance for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

Equipment and Fixtures

Equipment and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are generally depreciated over a five-year life, software over a three- to five-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease and is recorded in depreciation and amortization expense. Repair and maintenance costs are expensed as incurred.

The carrying value of equipment and fixtures to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with authoritative guidance. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, we redeploy equipment and fixtures from underutilized centers to other locations to improve capacity utilization. We estimate fair value of our asset retirement obligations, if any, associated with the retirement of tangible long-lived assets such as property and equipment when the long-lived asset is acquired, constructed, developed or through normal operations.

Goodwill and Other Intangible Assets

In accordance with the authoritative guidance goodwill is reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. We operate in one reporting unit, which is the basis for impairment testing of all goodwill.

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

The carrying value of finite-lived intangibles is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the authoritative guidance. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets.

Stock-Based Compensation

For share-based payments, the fair value of each grant under our stock-based compensation plan for employees and directors, including both the time-based grants and the performance-based grants, is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Stock compensation expense is recognized on a straight-line basis over the vesting term, net of an estimated future forfeiture rate.

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

Unaudited Pro Forma Financial Information

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

	2010 (Audited)	2009 (Pro-Forma)
Revenue	$800,173	$797,005
Net income (loss) attributable to common shareholders	$(53,475)	$(40,698)
Basic and diluted net loss per share	$(0.67)	$(0.51)

EGS was acquired on October 1, 2009 and thus its results of operations are included in the actual results of SGS for the period October 1, 2009 to December 31, 2009.

The following are actual results of operations for the year ended December 31, 2010 and December 31, 2009, which include the consolidated results of operations of EGS beginning on October 1, 2009:

Stream Global Services, Inc.

Consolidated Statements of Operations

Amounts as a percentage of revenue:

	December 31,
	2010	2009
Revenue	100.0%	100.0%
Direct cost of revenue	58.9	58.5

Gross profit	41.1	41.5
Operating expenses:
Selling, general and administrative expenses	32.6	33.4
Stock based compensation expense	0.6	0.2
Severance, restructuring and other charges	1.5	2.6
Depreciation and amortization expense	8.2	6.2

Total operating expenses	42.9	42.4

Income (loss) from operations	(1.8)	(0.9)
Other (income) expenses, net:
Foreign currency transaction loss (gain)	(0.2)	(0.0)
Other (income) expense, net	0.0	0.0
Interest expense, net	3.8	3.2

Total other (income) expenses, net	3.6	3.2

Loss before income taxes	(5.4)	(4.1)

Provision for income taxes	1.3	0.8

Net income (loss)	(6.7)%	(4.9)%

Revenue

We derive the majority of our revenue by providing CRM services such as technical support, sales and revenue generation services and customer care services. We bill monthly for our services in a variety of manners, including per minute, per contact, per hour and per full-time employee equivalent. Certain customer contracts contain provisions under which we can earn bonuses or are required to pay penalties on a monthly basis based upon performance.

Direct Cost of Revenue

We record the costs specifically associated with client billable programs identified in a client statement of work as direct cost of revenue. These costs include direct labor wages and benefits of service agents in our call centers as well as reimbursable expenses such as telecommunication charges. The most significant portion of our direct cost of revenue is attributable to employee compensation, benefits and payroll taxes. These costs are expensed as they are incurred. Direct costs are affected by prevailing wage rates in the countries in which they are incurred and are subject to the effects of foreign currency fluctuations.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist of all expenses of operations other than direct costs of revenue, such as information technology, telecommunications, sales and marketing costs, finance, human resource management and other functions and service center operational expenses such as facilities, operations and training.

Severance, restructuring and other charges

Our severance, restructuring and other charges include expenses related to acquisitions, non-agent severance charges and expenses related to exiting leased facilities.

Other Income and Expenses

Other income and expenses consists of the foreign currency transaction gains or losses, other income, interest income and interest expense. Interest expense includes interest expense and amortization of debt issuance costs associated with our indebtedness under our credit lines, senior secured notes, and capitalized lease obligations.

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

Results of Operations

Year ended December 31, 2010 compared with year ended December 31, 2009

Revenue. Revenues increased $215.4 million, or 36.8%, to $800.2 million for the year ended December 31, 2010, compared to $584.8 million for the year ended December 31, 2009. The increase is primarily attributable to the full-year revenue effect from the acquisition of EGS on October 1, 2009.

Revenues for services performed in our United States and Canadian service centers increased $216.1 million, or 58.1%, for the year ended December 31, 2010, compared to the year ended December 31, 2009, as a result of the acquisition of EGS on October 1, 2009 and the full-year inclusion of revenue from the EGS business in our results of operations in 2010. Revenues for services performed in European service centers decreased $0.7 million, or 0.3%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. This decrease is attributable to the shift in 2010 of revenue from our European service centers to Tunisia and Egypt at lower price points. Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, Costa Rica, the Dominican Republic, Tunisia and Egypt increased $145.5 million, or 80.3%, for the year ended December 31, 2010, compared to the year ended December 31, 2009 due to the acquisition of EGS on October 1, 2009 and the inclusion of the EGS business prior to its acquisition by Stream (“Legacy EGS”) in our results of operations subsequent to the acquisition. Revenues in our offshore service centers represented 40.8% of consolidated revenues for the year ended December 31, 2010, compared to 31.0% in the same period in 2009.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $129.2 million, or 37.8%, to $471.4 million for the year ended December 31, 2010, compared to $342.2 million for the year ended December 31, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS business in our results of operations subsequent to the acquisition.

Gross Profit. Gross profit increased $86.1 million, or 35.5%, to $328.7 million for the year ended December 31, 2010 from $242.6 million for the year ended December 31, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS business in our results of operations subsequent to the acquisition. Gross profit as a percentage of revenue decreased slightly from the year ended December 31, 2009, as shown in the table above. Gross profit percentage decreased primarily due to the reductions in planned call volumes for a few of our key clients during the second quarter.

Operating Expenses. Operating expenses increased $95.4 million, or 38.5%, to $343.5 million for the year ended December 31, 2010, compared to $248.1 million for the year ended December 31, 2009. The increase is primarily attributable to the acquisition of EGS on October 1, 2009 and the inclusion of the Legacy EGS results in 2010. Selling, general and administrative expense grew from $196.5 million for the year ended December 31, 2009 to $265.7 million, or 35.2% for the year ended December 31, 2010. Severance, restructuring and other charges of $11.9 million and $15.2 million for the years ended December 31, 2010 and 2009, respectively, relate to non-agent severance, lease exit costs, and facility impairment charges. Depreciation and amortization increased $29.5 million as a result of the inclusion of the Legacy EGS business in our results of operations subsequent to the acquisition and increased amortization associated with the intangibles acquired in the EGS acquisition. Operating expenses as a percentage of revenues increased to 42.9% for the year ended December 31, 2010 compared to 42.4% for the year ended December 31, 2009, primarily as a result of increased amortization of intangible assets related to the acquisition of EGS.

Other (Income) Expenses, Net. Other (income) expenses, net increased $9.7 million, or 52.2%, to $28.3 million for the year ended December 31, 2010, compared to $18.6 million for the year ended December 31, 2009. This increase in interest expense of $12.3 million is primarily due to our issuance of $200 million of the Notes during October 2009 related to the acquisition of eTelecare.

As discussed under Item 7A, Stream has a foreign exchange hedging program. For the year ended December 31, 2010, we recorded foreign exchange gains of $2.4 million versus a loss of $0.2 million for the prior year. The majority of the recorded gains relate to hedging activity in the Philippine Peso in connection with our operations in the Philippines. As discussed in Footnote 4 of the consolidated financial statements contained within this report, in connection with the early termination of our prior credit facility on October 1, 2009, our former bank required cancellation of existing forward exchange currency contracts in the Canadian dollar. Thereafter we commenced a program to acquire new contracts under our new credit facility. However, due to the Canadian dollar strengthening versus the US Dollar during this time, our reported operating income was reduced. In addition, on an average annual translation basis, the EURO weakened versus the US Dollar during 2010 versus 2009, which also reduced our reported operating income.

Provision for Income Taxes. Income taxes increased $6.0 million, or 136.4%, to $10.4 million for the year ended December 31, 2010, compared to $4.4 million for the year ended December 31, 2009. Foreign tax expense comprised of $8.4 million and $5.0 million for the year ended December 31, 2010 and 2009, respectively. In the U.S., where we operated at a loss for tax purposes, we recorded $2.0 million income tax expense for the year ended December 31, 2010 primarily related to the finalization of purchase accounting. We operate in a number of countries outside the U.S. that are generally taxed at lower statutory rates than the U.S. and also benefit from tax holidays.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital associated with the expenses we incur in performing services under our client contracts and capital expenditures for the opening of new service centers, including the purchase of computers and related equipment. We have in place a credit facility that consists of a revolving line of credit that allows us to manage our cash flows. Our ability to make payments on the credit facility, to replace our indebtedness if desired, and to fund working capital and planned capital expenditures will depend on our ability to generate cash in the future. We have secured our working capital facility through our accounts receivable and therefore, our ability to continue servicing debt is dependent upon the timely collection of those receivables.

We made capital expenditures of $31.0 million in the year ended December 31, 2010 as compared to $33.1 million for the year ended December 31, 2009. We expect to continue to make capital expenditures to build new service centers, meet new contract requirements and maintain and upgrade our technology.

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

On October 1, 2009, we, Stream Holdings Corporation, Stream International, Inc., Stream New York, Inc., Stream Global Solutions-US, Inc., Stream Global Solutions-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V., Stream International Service Europe B.V., and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”), entered into the Credit Agreement, with Wells Fargo Foothill, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for the ABL Facility of up to $100.0 million, including a $20.0 million sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The ABL Facility has a term of four years at an interest rate of Wells Fargo’s base rate plus 375 basis points or LIBOR plus 400 basis points at our discretion. The ABL Facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $20.0 million. At December 31, 2010, we had $68.6 million available under the ABL Facility. We were in compliance with the financial covenants as of December 31, 2010.

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of December 31, 2010, we had approximately $6.9 million of these letters of credit in place under our ABL Facility. The obligations under the letters of credit decline annually as the underlying obligations are satisfied.

Contractual Obligations. We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$290,147	$22,596	$45,051	$222,500	$—
Revolving debt obligations	27,907	1,134	26,773	—	—
Operating lease obligations	117,703	40,885	43,435	18,403	14,980
Capital lease obligations	21,886	10,485	9,996	1,233	172

Total	$457,643	$75,100	$125,255	$242,136	$15,152

Unrestricted cash and cash equivalents totaled $18.3 million for the year ended December 31, 2010 which is a $3.7 million increase compared to $14.6 million for the year ended December 31, 2009. Working capital increased $5.3 million to $117.3 million for the year ended December 31, 2010, compared to $112.0 million for the year ended December 31, 2009.

Net cash provided by operating activities totaled $22.4 million for the year ended December 31, 2010, a $47.6 million increase from the $25.2 million used in the year ended December 31, 2009. Non-cash charges were $47.3 million greater in the year ended December 31, 2010 than those generated in the period ended December 31, 2009 primarily as a result of the $29.5 million increase for the depreciation and amortization of acquired assets related to the purchase of EGS. The increase in cash inflows from changes in operating assets and liabilities of $25.2 million is primarily due to acquisition related cash outflows in 2009 related to the acquisition of EGS.

Net cash used in investing activities totaled $22.9 million for the year ended December 31, 2010 which is a $34.2 million decrease from the $11.3 million provided by the period ended December 31, 2009. This is primarily attributable cash acquired in the acquisition of EGS in 2009. We used $22.9 million for additions to equipment and fixtures for the year ended December 31, 2010 as compared to $22.1 million use of cash for the year ended December 31, 2009.

Net cash provided by financing activities totaled $3.8 million for the year ended December 31, 2010, a $9.5 million decrease from the $13.3 million of cash provided by financing activities for the period ended December 31, 2009.

Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. Dollars or vice versa, and generally mature in one to 18 months. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $233.2 million as of December 31, 2010 and $112.0 million as of December 31, 2009.

We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

With the exception of operating leases discussed above, we do not have any off-balance sheet arrangements.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments, including capital leases, bear interest at variable rates. At December 31, 2010, we had outstanding borrowings under variable debt agreements that totaled approximately $27.1 million. A hypothetical 1% increase in the interest rate would have increased interest expense by approximately $0.3 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our borrowings reflects fair value due to their short-term and variable interest rate features.

There were no outstanding interest rate derivatives covering interest rate exposure at December 31, 2010.

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

The following summarizes the relative (weakening)/strengthening of the U.S. Dollar against the local currency during the years presented:

	Year Ended December 31,
	2010	2009
U.S. Dollar vs. Canadian Dollar	(4.7%)	(14.2%)
U.S. Dollar vs. EURO	7.5%	(1.7%)
U.S. Dollar vs. Indian Rupee	3.1%	(4.6%)
U.S. Dollar vs. Philippine Peso	(5.4%)	(2.6%)
U.S. Dollar vs. S. African Rand	(10.4%)	(21.7%)
U.S. Dollar vs. U.K. Pound Sterling	2.9%	(10.0%)

Cash Flow Hedging Program

Substantially all of our subsidiaries use the local currency as their functional currency as a result of paying labor and operating costs in those local currencies. Certain of our subsidiaries in the Philippines use the U.S. dollar as their functional currency while paying their labor and operating cost in local currency. Conversely, revenue for most of these foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars and other foreign currencies. To mitigate against the risk of principally a weaker U.S. dollar, we purchase forward contracts to acquire the local currency of the foreign subsidiary at a fixed exchange rate at specific dates in the future. We have designated and account for certain of these derivative instruments as cash flow hedges where applicable, as defined by the authoritative guidance.

Given the significance of our foreign operations and the potential volatility of the certain of these currencies versus the U.S. dollar, we use forward purchases of Philippine peso, Canadian dollars, Euros, South African Rand and Indian rupees to minimize the impact of currency fluctuations. As of December 31, 2010, we had entered into forward contracts with four financial institutions to acquire the following currencies:

Currency	Notional Value	USD Equivalent	Highest Rate	Lowest Rate
Philippine Peso	4,868,000	111,415	50.14	43.56
Canadian Dollar	78,350	78,513	1.06	1.00
Indian Rupee	1,035,000	22,860	47.39	44.70
Euro	12,118	16,190	1.32	1.32
South African Rand	28,000	4,206	6.78	6.78

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

Changes in market rates may impact the banks’ LIBOR rate or prime rate. For instance, if either the LIBOR or prime rate were to increase or decrease by one percentage point (1%), our annual interest expense would change by approximately $0.3 million based upon our total credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Stream Global Services, Inc.

We have audited the accompanying consolidated balance sheets of Stream Global Services, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2010 and December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stream Global Services, Inc. at December 31, 2010 and 2009, and the consolidated results of operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 2, 2011

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$18,489	$14,928
Accounts receivable, net of allowance for bad debts of $714 and $532 at December 31, 2010 and 2009, respectively	180,211	175,557
Income taxes receivable	1,154	2,988
Deferred income taxes	15,665	15,870
Prepaid expenses and other current assets	20,371	18,043

Total current assets	235,890	227,386
Equipment and fixtures, net	80,859	96,816
Deferred income taxes	3,975	5,306
Goodwill	226,749	226,027
Intangible assets, net	83,674	104,834
Other assets	16,838	20,454

Total assets	$647,985	$680,823

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,758	$13,532
Accrued employee compensation and benefits	59,797	57,475
Other accrued expenses	29,989	28,499
Income taxes payable	1,796	2,199
Current portion of long-term debt	96	90
Current portion of capital lease obligations	9,100	5,529
Other liabilities	7,072	8,013

Total current liabilities	118,608	115,337
Long-term debt, net of current portion	217,199	206,880
Capital lease obligations, net of current portion	10,491	11,279
Deferred income taxes	21,838	21,050
Other long-term liabilities	20,131	22,866

Total liabilities	388,267	377,412
Stockholders’ equity:
Preferred stock, par value $0.001 per share, shares authorized—1,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and 2009	—	—
Voting common stock, par value $0.001 per share, shares authorized—200,000 shares and 149,000 authorized at December 31, 2010 and 2009, respectively, issued and outstanding shares—80,101 and 79,616 shares at December 31, 2010 and 2009, respectively	80	80
Non-voting common stock, par value $0.001 per share, shares authorized—11,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and 2009	—	—
Additional paid-in-capital	344,192	337,035
Retained deficit	(83,447)	(29,972)
Accumulated other comprehensive loss	(1,107)	(3,732)

Total stockholders’ equity	259,718	303,411

Total liabilities and stockholders’ equity	$647,985	$680,823

See accompanying notes to consolidated financial statements.

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	December 31,
	2010	2009
Revenue	$800,173	$584,769
Direct cost of revenue	471,428	342,193

Gross profit	328,745	242,576
Operating expenses:
Selling, general and administrative expenses	265,705	196,508
Severance, restructuring and other charges	11,899	15,191
Depreciation and amortization expense	65,903	36,422

Total operating expenses	343,507	248,121

Income (loss) from operations	(14,762)	(5,545)
Other (income) expenses, net:
Foreign currency transaction loss (gain)	(2,399)	236
Other (income) expense, net	(2)	—
Interest expense, net	30,722	18,410

Total other (income) expenses, net	28,321	18,646

Loss before provision for income taxes	(43,083)	(24,191)
Provision for income taxes	10,392	4,382

Net loss	$(53,475)	$(28,573)
Cumulative convertible Preferred Stock dividends	—	58,018
Preferred Stock accretion	—	6,397

Net loss attributable to common stockholders	$(53,475)	$(92,988)
Net loss attributable to common stockholders per share:
Basic	$(0.67)	$(3.46)
Diluted	$(0.67)	$(3.46)
Shares used in computing per share amounts:
Basic	79,905	26,887
Diluted	79,905	26,887

See accompanying notes to consolidated financial statements.

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Shares	Par Value
Balances at December 31, 2008	—	$—	9,458	$9	$11,330	$(1,399)	$(8,189)	$1,751
Net loss	—	—	—	—	—	(28,573)	—	(28,573)
Currency translation adjustment	—	—	—	—	—	—	5,785	5,785
Unrealized loss on derivatives, net of tax of $0	—	—	—	—	—	—	(1,328)	(1,328)

Comprehensive loss	—	—	—	—	—	—	—	(24,116)
Cumulative dividends on preferred stock	—	57,729	—	—	(58,018)	—	—	(289)
Transfer of Preferred A Stock to equity from mezzanine equity	150	145,394	—	—	—	—	—	145,394
Accretion of preferred stock discount	—	6,397	—	—	(6,397)	—	—	—
Preferred stock conversion to common stock	(150)	(209,520)	36,085	36	210,476	—	—	992
Stock-based compensation expense	—	—	—	—	1,242	—		1,242
Common shares cancelled	—	—	(18)	—	(1)	—	—	(1)
Repurchase of public warrants	—	—	—	—	(7,373)	—	—	(7,373)
Warrant exercises	—	—	131	—	788	—	—	788
Common stock and pre-emptive rights issued for acquisition of eTelecare	—	—	33,652	34	183,068	—	—	183,102
Common stock issued for pre-emptive rights	—	—	308	1	1,920	—	—	1,921

Balances at December 31, 2009	—	—	79,616	$80	$337,035	$(29,972)	$(3,732)	$303,411
Net loss	—	—	—	—	—	(53,475)	—	(53,475)
Currency translation adjustment	—	—	—	—	—	—	(2,820)	(2,820)
Unrealized gain on derivatives, net of tax of $0	—	—	—	—	—	—	5,445	5,445

Comprehensive loss	—	—	—	—	—	—	—	(50,850)
Common stock issued for pre-emptive rights	—	—	25	—	80	—		80
Warrant exercises	—	—	381	—	2,306	—	—	2,306
Stock option exercises and vesting of restricted stock	—	—	119	—	192	—	—	192
Stock-based compensation expense	—	—	—	—	6,429	—	—	6,429
Taxes withheld on restricted stock	—	—	(40)	—	(242)	—	—	(242)
Repurchase of warrants	—	—	—	—	(1,608)	—	—	(1,608)

Balances at December 31, 2010	—	—	80,101	$80	$344,192	$(83,447)	$(1,107)	$259,718

See accompanying notes to consolidated financial statements

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2010	2009
Operating Activities:
Net income (loss)	$(53,475)	$(28,573)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	65,903	36,422
Amortization of debt issuance costs	2,168	5,579
Deferred taxes	3,125	(3,598)
Market lease reserve	4,412	(1,203)
Amortization of bond discount	1,411	324
Impairment of fixed assets	2,884	203
Noncash stock compensation	6,429	1,242
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(8,401)	(10,203)
Income taxes receivable	1,732	(863)
Prepaid expenses and other current assets	4,050	1,767
Other assets	1,398	(10,906)
Accounts payable	(2,539)	(93)
Accrued expenses and other liabilities	(6,653)	(15,285)

Net cash provided by (used in) operating activities	22,444	(25,187)
Investing Activities:
Acquisition of businesses, net of cash acquired	—	33,400
Additions to equipment and fixtures	(22,904)	(22,064)

Net cash provided by (used in) investing activities	(22,904)	11,336
Financing activities:
Net borrowings (repayments) on line of credit	9,004	(43,924)
Proceeds from issuance of long-term debt	—	216,187
Payments from long-term debt	(90)	(152,059)
Payment of capital lease obligations	(7,529)	(3,702)
Proceeds from capital leases	1,669	1,518
Proceeds from exercise of warrants	2,307	788
Proceeds from issuance of common stock related to pre-emptive rights and stock options	268	1,921
Tax payments on withholding of restricted stock	(233)	—
Re-purchase of warrants	(1,608)	(7,373)
Repurchases of common stock	—	(10)

Net cash provided by (used in) financing activities	3,788	13,346
Effect of exchange rates on cash and cash equivalents	233	4,773
Net increase (decrease) in cash and cash equivalents	3,561	4,268
Cash and cash equivalents, beginning of period	14,928	10,660

Cash and cash equivalents, end of period	$18,489	$14,928
Supplemental cash flow information:
Cash paid for interest	$25,664	$4,843
Cash paid for income taxes	10,550	8,246
Noncash financing activities:
(Gain) loss on foreign exchange forward contracts	(5,445)	1,327
Capital lease financing	8,219	11,082
Accrued cumulative dividends on preferred stock	—	58,018
Accretion of preferred stock discount	—	6,397
Preferred stock conversion to common stock	—	210,512
Common stock and pre-emptive rights issued for acquisition of EGS	$—	$183,102

See accompanying notes to consolidated financial statements.

STREAM GLOBAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(In thousands, except per share amounts)

Note 1—Our History and Summary of Various Transactions

Stream Global Services, Inc. (“we”, “us”, “Stream”, or “SGS”) is a corporation organized under the laws of the State of Delaware. We were incorporated on June 26, 2007 as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination, one or more domestic or international operating businesses. We consummated our initial public offering in October 2007, receiving total gross proceeds of $250 million, and in July 2008, we acquired Stream Holdings Corporation for $128 million (which reflected the $200 million purchase price less assumed indebtedness, transaction fees, employee transaction related, restructuring and severance expenses bonuses, professional fees, stock option payments and payments for working capital).

In October 2009, pursuant to a Share Exchange Agreement, dated as of August 14, 2009 (“the Exchange Agreement”), among Stream, EGS Corp., a Philippine corporation (“EGS”), the parent company of eTelecare Global Solutions, Inc., a Philippine company (“eTelecare”), EGS Dutchco B.V., a corporation organized under the laws of the Netherlands (“Dutchco”), and NewBridge International Investment Ltd., a British Virgin Islands company (“NewBridge” and, together with Dutchco, the “EGS Stockholders”), we acquired EGS in a stock-for-stock exchange (the “Combination”). At the closing of the Combination (the “Closing”), we acquired all of the issued and outstanding capital stock of EGS (the “EGS Shares”) from the EGS Stockholders, and NewBridge and/or its affiliate contributed, and we accepted, the rights of such transferor with respect to approximately $35.8 million in principal under a bridge loan of EGS (the “Bridge Loan”) in consideration for the issuance and delivery of an aggregate of 23,851,561 shares of our common stock and 9,800,000 shares of our non-voting common stock, and the payment of $9,990 in cash. Subsequent to the Closing, all of the 9,800,000 shares of non-voting common stock held by the EGS Stockholders were converted into shares of our voting common stock on a one-for-one basis. As of the Closing, the pre-Combination Stream stockholders and the EGS Stockholders owned approximately 57.5% and 42.5%, respectively, of the combined entity.

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

Also in October 2009, pursuant to an indenture, dated as of October 1, 2009 (the “Indenture”), among Stream, certain of our subsidiaries (the “Note Guarantors”) and Wells Fargo Bank, National Association (“Wells Fargo”), as trustee, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”) at an initial offering price of 95.454% of the principal amount. In addition, we and certain of our subsidiaries entered into a credit agreement, dated as of October 1, 2009 (the “Credit Agreement”), with Wells Fargo Foothill, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Facility”) of up to $100 million, including a $20 million sub-limit for letters of credit. The ABL Facility has a term of four years at an interest rate of Wells Fargo’s base rate plus 375 basis points or LIBOR plus 400 basis points at our discretion.

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

Note 2—Our Business

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”) including sales, customer care and technical support for Fortune 1000 companies. Our clients include leading technology, computing, telecommunications, retail, entertainment/media, and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across 50 locations in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

Note 3—Basis of Presentation

Our consolidated financial statements of SGS as of December 31, 2010 and 2009, and for the years ended December 31, 2010 and 2009, respectively, include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.

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

Note 4—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, self-insurance reserves, litigation and restructuring liabilities, and allowance for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

Cash Equivalents

We consider all highly liquid investments with maturities at the date of purchase of three-months or less to be cash equivalents. Cash and cash equivalents of $16,906 and $12,180 December 31, 2010 and 2009, respectively, were held in international locations and may be subject to additional taxes if repatriated to the United States. Cash balances held in foreign currency are also subject to fluctuation in their exchange rate if and when converted to U.S. dollars.

Accounts Receivable and Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk are principally accounts receivable. Services are provided to clients throughout the world and in various currencies. We generally invoice our clients within thirty days subsequent to the performance of services.

We extend credit to our clients in the normal course of business. We do not require collateral from our clients. We evaluate the collectability of our accounts receivable based on a combination of factors that include the payment history and financial stability of our clients, our clients’ future plans and various market conditions. In circumstances where we are aware of a specific client’s inability to meet its financial obligations, we record a specific reserve against amounts due. Historically, we have not experienced significant losses on uncollectible accounts receivable. We have a reserve for doubtful accounts and other of $714 and $532 as of December 31, 2010 and 2009, respectively. We recorded a bad debt expense of $162 and $191 for the years ended December 31, 2010 and 2009, respectively.

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

Where we have negotiated rent holidays and landlord or tenant incentives, we record them ratably over the initial term of the operating lease, which commences upon execution of the lease. We estimate fair value of our asset retirement obligations associated with the retirement of tangible long-lived assets such as property and equipment when the long-lived asset is acquired, constructed, developed or through normal operations. We depreciate leasehold improvements over the initial lease term.

Goodwill and Other Intangible Assets

In accordance with the authoritative guidance goodwill is reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. We operate in one reporting unit, which is the basis for impairment testing of all goodwill.

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

We derive our revenues by providing various business processing services that include technical support, sales and revenue generation services and customer care services. Our services include the services provided by our service professionals, our hosted technology, our data management and reporting and other professional services.

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

Foreign Currency Translation and Derivative Instruments

We account for financial derivative instruments utilizing the authoritative guidance. We generally utilize forward contracts expiring within one to 18 months to reduce our foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies. Upon proper designation, certain of these contracts are accounted for as cash-flow hedges, as defined by the authoritative guidance. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to counterparty credit risk. We do not believe that we are exposed to a concentration of credit risk with our derivative financial instruments as the counterparties are well established institutions and counterparty credit risk information is monitored on an ongoing basis.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis (as required), whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, we discontinue hedge accounting prospectively. At December 31, 2010, all hedges were determined to be highly effective (except certain cash flow hedges previously determined to be effective, as of October 1, 2009, the date of the Combination, which have since been designated to be ineffective at that date, and certain hedges where we elect not to apply hedge accounting as defined by the authoritative guidance.

Our hedging program has been effective in all periods presented (except for all contracts for the hedge of the Philippine Peso entered into prior to October 1, 2009, and all contracts for the hedge of the Canadian Dollar which were cancelled on September 30, 2009 by the Company’s bank upon the early termination of credit arrangements with the bank), and the amount of hedge ineffectiveness has not been material. The value of the Canadian dollar contracts cancelled on September 30, 2009 was a gain of $156, which was recognized in Other Income/(Expense) on the Statement of Operations.

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

As of December 31, 2010 and 2009, we had approximately $233,183 and $111,994, respectively, of foreign exchange risk hedged using forward exchange contracts. As of December 31, 2010, the $233,183 of forward exchange contracts we held were comprised of $5,377 of contracts previously determined to be effective cash flow hedges but as of October 1, 2009 subsequently determined to be ineffective, $150,526 of contracts determined to be effective cash flow hedges and $77,280 of contracts for which we elected not to apply hedge accounting.

As of December 31, 2010 and 2009, the fair market value of these derivative instruments designated as cash flow hedges was a gain of $5,358 and a loss of $87, respectively. As of December 31, 2010, the fair market value of derivatives previously determined to be effective cash flow hedges but as of October 1, 2009 subsequently determined to be ineffective was a gain of $468, which was recognized in Other Income/Expense in the Statement of Operations. As of December 31, 2010, the fair market value of derivatives for which we elected not to apply hedge accounting was a gain of $373, which was recognized in Other Income/Expense in the Statement of Operations. As of December 31, 2010, $5,222 of net gains, net of tax, may be reclassified to earnings within the next 12 months based on current foreign exchange rates.

As of December 31, 2010 and 2009, the company had realized gains of $1,041 and $563 respectively on hedges for which the company elected to not apply hedge accounting. As of December 31, 2010 and 2009, the company realized gains of $1,986 and $3,083 on hedges which were deemed effective cash flow hedges. As of December 31, 2010 and 2009, the company realized gains of $5,945 and $1,096 on hedges which were previously determined to be effective cash flow hedges but as of October 1, 2009 subsequently determined to be ineffective. All realized gains for the periods were reflected in Other Income/Expense in the Statement of Operations.

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

	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Long-term debt	$201,500	$201,500	$—	$—
Forward exchange contracts	6,764	—	6,764	—

Total	$208,264	$201,500	$6,764	$—

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

Net Income (Loss) Per Share

In 2009, we calculated net income (loss) per share in accordance with the authoritative guidance which clarifies the use of the “two-class” method of calculating earnings per share. We determined that our Series A Preferred Stock represents a participating security for purposes of computing earnings per share and allocated earnings per share to a participating security using the two-class method for computing basic earnings per share.

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

	Year Ended December 31, 2010	Year Ended December 31, 2009
Net income (loss)	$(53,475)	$(28,573)
Cumulative Convertible Preferred Stock dividends	—	58,018
Preferred Stock accretion	—	6,397

Net income (loss) attributable for common stockholders	$(53,475)	$(92,988)

The following common stock equivalents were excluded from computing diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Options to purchase common stock at $6.00 per share	6,308	6,978
Pre-emptive rights at $6.00 per share	17,852	24,385
Publicly held warrants at $6.00 per share	7,327	10,009
Restricted stock units	320	58

Total options, warrants and restricted stock units exercisable into common stock	31,807	41,430

Accumulated other comprehensive income (loss) consists of the following:

	December 31, 2010	December 31, 2009
Unrealized (loss) gain on forward exchange contracts	$5,358	$(87)
Cumulative Translation adjustment	(6,465)	(3,645)

	$(1,107)	$(3,732)

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

For the years ended December 31, 2010 and 2009, the amortization of the market lease reserve, including imputed interest, was $4,412 and $3,007, respectively.

Stock-Based Compensation

At December 31, 2010 and 2009, we had a stock-based compensation plan for employees and directors. We adopted the fair value recognition provisions of the financial guidance at our inception. For share-based payments, the fair value of each grant (time-based grants with performance acceleration) is estimated on the date of grant using the Black-Scholes-Merton option valuation Stock compensation expense is recognized on a straight-line basis over the vesting term, net of an estimated future forfeiture rate. The Company estimates the forfeiture rate annually based on its historical experience of vested and forfeited awards.

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

SGS acquired EGS to create one of the leading CRM and BPO services companies in the world. With 50 locations in 22 countries and over 30,000 employees worldwide, we are able to offer our clients customized global capabilities that can deliver integrated services in almost any geographic region across the world. EGS gave SGS the ability to broaden its service offerings to include a full portfolio of sales and revenue generation, warranty management, customer loyalty and brand management, customer care, technical support, and customer life cycle management services. We believe this broad and integrated portfolio of global services is a key differentiating factor to win new clients and create cross selling opportunities between clients.

Stream Global Services and EGS entered into a share exchange agreement pursuant to which Stream issued 33,652 shares of its common stock for all the outstanding shares of EGS. The purchase price calculation was as follows:

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

	Preliminary Amounts As Reported December 31, 2009	Adjustments Recorded	Final Purchase Price Allocation
Current assets	$99,631		$99,631
Property and equipment	46,952		46,952
Goodwill	177,478	722	178,200
Trade names	100		100
Customer relationships	30,300		30,300
Customer contracts	1,701		1,701
Other non-current assets	4,898		4,898

Total assets acquired	361,060		361,782
Current liabilities	(81,866)	(1,600)	(83,466)
Related party debt	(85,254)		(85,254)
Other liabilities	(10,838)	878	(9,960)

Total liabilities assumed	(177,958)		(178,680)

Allocated purchase price	$183,102	—	$183,102

As described, a preliminary estimate of the allocation of the total allocable purchase price of $183,102 to the net assets of EGS was made as of the date of the acquisition. Pursuant to authoritative guidance, we had up to one year from the acquisition date to finalize the allocation of the purchase price. During the year ended December 31, 2010, we adjusted the preliminary values assigned to certain assets and liabilities in order to reflect additional information obtained subsequent to the acquisition date. The opening balance sheet has been adjusted to reflect these changes, the most significant of which were an increase to current liabilities of $1.6 million following a court ruling made in September 2010 relating to a contingent liability that existed prior to our acquisition of EGS and a decrease to net deferred tax liabilities of $0.6 million. As of December 31, 2010, we have finalized our allocation of the total allocable purchase price.

The following is a roll-forward of goodwill from December 31, 2009:

Balance at December 31, 2009	$226,027
Liability for pre-acquisition litigation	1,600
Adjustments to deferred tax liabilities	(878)

Balance at December 31, 2010	226,749

We recognized $12,245 of transaction related costs that were expensed in the year ended December 31, 2009. These costs are included in the consolidated income statement in the line titled “severance, restructuring and other charges”. We recorded adjustments of $209 to our transaction related accruals for the year ended December 31, 2010. These costs are included in the consolidated income statement in the line titled “severance, restructuring and other charges”. The following unaudited pro forma financial information presents the consolidated results of operations of SGS and EGS as if the acquisition of EGS had occurred as of the beginning of the periods presented below. The historical financial information has been adjusted to give effect to events that are directly attributable to the Combination (including amortization of purchased intangible assets and debt costs associated with the acquisition, debt costs associated with our high yield debt offering and conversion of preferred stock to common stock), and upon the pro forma statements of operations, have a recurring impact. The unaudited pro forma financial information is not intended, and should not be taken as representative of our future consolidated results of operations or financial condition or the results that would have occurred had the acquisition occurred as of the beginning of the earliest period.

Year ended December 31, 2009
Revenue	$797,005
Net loss attributable to common shareholders	(40,698)
Basic and diluted net loss per share	$(0.51)

Intangibles and amortization

Intangible assets at December 31, 2010 consist of the following:

	Estimated useful life	Weighted average remaining life	Gross cost	Accumulated amortization	Net
Customer relationships	Up to 10 years	6.7	98,749	32,716	66,033
Technology-based intangible assets	5 years	2.6	2,445	904	1,541
Trade names	indefinite	indefinite	16,197	97	16,100

			117,391	33,717	83,674

Amortization expense consists of the following:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Amortization expense	$20,838	$10,826

Future amortization expense of our intangible assets for the next five years is expected to be as follows:

	2011	2012	2013	2014	2015
Amortization	17,003	14,331	11,497	7,571	5,652

Note 6—Warrants

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

During 2010, we repurchased 2,271 public warrants from holders for $1,608 in privately negotiated transactions. In 2009, we closed our self-tender offer to purchase up to 17,500 of our public warrants and accepted for purchase 9,957 warrants for a total purchase price of approximately $4,978, excluding fees and expenses related to the lender. Also during the year, holders of our warrants exercised 381 warrants for proceeds to us of $2,286. As of December 31, 2010 there were 7,357 warrants outstanding, including 30 shares of common stock underlying warrants embedded in our units.

The exercise of our public warrants triggers certain participation rights held by the following shareholders: Ares Management, Ayala Corporation and Providence Equity Partners (the “Participating Shareholders”). The Participating Shareholders have participation rights to purchase, for $6.00 per share, an aggregate number of shares of our common stock equal to 2.4364 multiplied by the number of shares actually issued upon exercise of the public warrants. As of December 31, 2010, Stream had 7,357 public warrants outstanding, including shares of common stock underlying warrants embedded in our units, to acquire common stock at a cash exercise price of $6.00 per share that expire on October 17, 2011. In addition the Participating Shareholders have remaining participation rights to acquire shares of our common stock for $6.00 per share in cash, at a rate of 2.4364 common shares for each public warrant that is exercised for cash at $6.00 per share, if and when any of the public warrants are exercised, up to an aggregate 17,925 shares. These participation rights expire when the public warrants expire on October 17, 2011 or are reduced pro rata as the numbers of public warrants outstanding are reduced.

Note 7— Severance, Restructuring and Other Charges

During the year ended December 31, 2010 and 2009, we incurred significant severance charges primarily associated with changes in leadership and management positions within the Company. We include in these charges salary continuation and the expense associated with acceleration of stock awards. For the year ended December 31, 2010 and 2009 these charges were $6,502 and $6,126 respectively.

For the year ended December 31, 2010 and 2009, we recorded exit charges of $3,443 and $2,069 related to call centers where we have ceased the use of and entirely vacated the space in advance of the contractual termination of the lease. Lease exit costs include the present value of future lease payments in facilities and other exit related costs.

During the year ended December 31, 2010 we recorded facility impairment charges in one of our call center locations in the amount of $1,746 where we determined that the future undiscounted cash flows will not exceed the book value of the assets. We continue to provide call center services in that facility.

For the year ended December 31, 2010 and 2009, we recorded $209 and $6,996 of transaction related costs primarily related to the acquisition of EGS on October 1, 2009.

Note 8—Equipment and Fixtures, Net

Equipment and fixtures, net, consists of the following:

	December 31, 2010	December 31, 2009
Furniture and fixtures	$11,161	$10,948
Building improvements	36,196	32,044
Computer equipment	37,200	31,142
Software	21,935	14,586
Telecom and other equipment	46,519	38,157
Fixed assets held for sale	—	228
Equipment and fixtures not yet placed in service	1,232	1,415

	154,243	128,520
Less: accumulated depreciation	(73,384)	(31,704)

	$80,859	$96,816

Depreciation expense consists of the following:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Depreciation expense	$45,065	$25,596

Note 9—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consists of the following:

	December 31, 2010	December 31, 2009
Compensation related amounts	$31,805	$29,213
Vacation liabilities	12,646	13,492
Medical and dental liabilities	1,860	2,972
Employer taxes	2,825	1,531
Retirement plans	8,146	7,806
Other benefit related liabilities	2,515	2,461

	$59,797	$57,475

Note 10—Other Accrued Expenses and Other Liabilities

Other accrued expenses consist of the following:

	December 31, 2010	December 31, 2009
Professional fees	7,151	5,447
Accrued interest	5,921	6,041
Occupancy expense	2,250	3,678
Technology expense	3,116	4,050
Other accrued expenses	11,551	9,283

	$29,989	$28,499

Other liabilities consist of the following:

	December 31, 2010	December 31, 2009
Lease exit liability	$1,743	$924
Deferred revenue	365	635
Market lease reserves	3,930	5,548
Other	1,034	906

Total current liabilities	$7,072	$8,013
Deferred revenue	$—	$—
Deferred rent	1,433	955
Accrued income taxes	12,268	11,976
Market value lease reserves	2,750	7,418
Asset retirement obligation	2,053	2,162
Other	1,627	355

Total long-term	$20,131	$22,866

Note 11—Long-Term Debt and Revolving Credit Facility

In October 2009, pursuant to an indenture dated as of October 1, 2009 (the “Indenture”), among Stream, certain of our subsidiaries and Wells Fargo Bank, National Association, as trustee, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”) at an initial offering price of 95.454% of the principal amount, the proceeds of which were used to pay off the debt from our Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of January 8, 2009, as amended (the “PNC Agreement”), with PNC Bank, National Association (“PNC”) and other signatories thereto along with debt acquired from EGS. In addition, we and certain of our subsidiaries (collectively, the “Borrowers”) entered into a credit agreement, dated as of October 1, 2009 (the “Credit Agreement”), with Wells Fargo Foothill, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Facility”) of up to $100 million, including a $20 million sub-limit for letters of credit. The ABL Facility has a maturity of four years at an interest rate of Wells Fargo’s base rate plus 375 basis points or LIBOR plus 400 basis points at our discretion. We capitalized fees of $7,815 and $3,929 associated with the Notes and the Credit Agreement, respectively, at the inception of these agreements that are being amortized over their respective lives. We amortized into expense for the year ended December 31, 2010, $1,211 and $956, respectively, of such capitalized fees.

The ABL facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $20 million. As of December 31, 2010, we had $68,558 available under the ABL Facility. We are in compliance with the financial covenants in the Credit Agreement as of December 31, 2010. Substantially all of the assets of Stream excluding intangible assets secure the Notes and the ABL Facility. See Note 17 for Guarantor Financial Information.

Long-term borrowings consist of the following:

	December 31, 2010	December 31, 2009
Revolving line of credit	$24,506	$15,501
11.25% Senior Secured Notes	200,000	200,000
Other	147	237

	224,653	215,738
Less: current portion	(96)	(90)
Less: discount on notes payable	(7,358)	(8,768)

Long-term debt	$217,199	$206,880

Minimum principal payments on long-term debt subsequent to December 31, 2010 are as follows:

Total
2011	$96
2012	51
2013	24,506
2014	200,000
2015	—

Total	$224,653

On March 18, 2009, in response to our request under the Reimbursement Agreement, Ares issued three letters of credit in an aggregate amount of $7,006, and we issued 1 share of Series B Preferred Stock to Ares in consideration of such letters of credit.

We had $6,936 LC Guarantees outstanding at December 31, 2010 and $6,600 at December 31, 2009, respectively.

There was $68,558 available on the ABL Facility at December 31, 2010.

We have $161 and $359 of restricted cash as of December 31, 2010 and 2009, respectively.

Note 12—Defined Contribution and Benefit Plans

We have defined contribution and benefit plans in various countries. The plans cover all full-time employees other than excluded employees as defined in the plans. The participants may make pretax contributions to the plans, and we can make both matching and discretionary contributions. In the years ended December 31, 2010 and 2009, we recorded $3,264 and $3,126 in matching contributions to the plans. Our defined benefit plans are funded primarily through annuity contracts with third party insurance companies. We do not have any material obligations under these plans other than funding the annual insurance premiums.

Note 13—Income Taxes

The change in valuation allowances is net of the effect of foreign currency translation adjustments included in accumulated other comprehensive income (loss).

The domestic and foreign source component of income (loss) before tax is as follows:

	December 31, 2010	December 31, 2009
Total US	$(68,897)	$(45,244)
Total Foreign	25,814	21,053

Total	$(43,083)	$(24,191)

The components of the income tax expense (benefit) are as follows:

	December 31, 2010	December 31, 2009
Current
Federal	$214	$(17)
State	326	15
Foreign	6,083	6,128

Total Current	$6,623	$6,126
Deferred
Federal	$1,141	$(664)
State	308	26
Foreign	2,320	(1,106)

Total Deferred	$3,769	$(1,744)

Total	$10,392	$4,382

A reconciliation of the provision for income taxes with amounts determined by applying the statutory US Federal rate is as follows:

	December 31, 2010	December 31, 2009
Federal tax rate	$(15,079)	$(8,467)
State and local income taxes, net of federal income tax benefits	300	(20)
Foreign income taxed at different rate to US	(6,226)	3,340
Change in valuation allowance	23,393	8,327
Non deductible expenses related to foreign tax holiday	5,469	7,936
Credits and tax holidays	(312)	(6,709)
Benefit of prior year net operating losses	—	(468)
Reserve for uncertain tax positions	1,009	819
Permanent items	1,787	50
Other differences	51	(426)

Provision for income taxes	$10,392	$4,382

Deferred income taxes consist of the following:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Accruals, allowances, and reserves	$8,585	$8,629
Tax credits and loss carry forwards	22,798	19,403
Tangibles/Intangibles	10,982	4,910
Payables/Receivables	28,854	22,252
Other	757	732

	71,976	55,926
Valuation allowance	(40,603)	(18,234)

Total deferred tax assets	31,373	37,692
Deferred tax liabilities:
Intangible assets	28,337	31,700
Other liabilities	4,671	5,462
Market leases	564	404

Total deferred tax liabilities	33,572	37,566

Net deferred tax assets (liabilities)	$(2,199)	$126

At December 31, 2010 and 2009, we had $33,200 and $28,578, respectively, of U.S. federal net operating losses, which will expire between 2024 and 2030. At December 31, 2010 and 2009, we had $17,174 and $16,745, respectively of state net operating losses. At December 31, 2010 and 2009 the foreign operating loss carry forwards includes $5,984 and $4,277 with no expiration date, and $7,816 and $7,959, respectively, of foreign-generated net operating losses, which will expire over various periods through 2016. The net operating losses are evaluated for each foreign jurisdiction and a full valuation allowance established where we believe that it is more likely than not based on available evidence that the asset will not be realized.

At December 31, 2010, we had $2,774 of credits available for carry forward which will expire between 2014 and 2029, and $2,018 of credits with no expiration date.

We had recorded a valuation allowance of $40,603 and $18,234 for the periods ended December 31, 2010 and 2009, respectively, against net operating losses and deferred tax assets for which realization of any future benefit is uncertain due to taxable income limitations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Currently, we are under federal audit for the year 2007. We operate in a number of international tax jurisdictions and are subject to audits of income tax returns by tax authorities in those jurisdictions. We have open audit periods after 2002 in India, Canada and Europe, including France, Italy, Ireland, the Netherlands and the United Kingdom and are currently under audit in India, Canada and Italy.

We have been granted various tax holidays in foreign jurisdictions. These tax holidays are given as an incentive to attract foreign investment and under agreements relating to such tax holidays we receive certain exemptions from taxation on income from export related activities. The income tax benefit from foreign tax holidays was $416 and $5,472 for the periods ended December 31, 2010 and December 31, 2009. Certain of the tax holidays are set to expire between 2011 and 2017.

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

Reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

Beginning balance January 1, 2010	$10,297
Additions to tax positions related to the current year	228
Additions for tax positions related to the prior year	358
Reductions for tax positions related to prior year	(748)
Lapse of statute of limitations	(401)

Ending balance December 31, 2010	$9,734

As of December 31, 2010 and 2009, the liability for unrecognized tax benefits (including interest and penalties) was $13,227 and $13,319, respectively, of which $959 and $1,344, respectively, was recorded in current liabilities and $12,268 and $11,975, respectively, was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts are approximately $1,599 and $1,291, respectively, of unbenefitted tax losses, which would be realized if the related uncertain tax positions were settled. As of

January 1, 2010, we had reserved $2,472 for accrued interest and penalties, which had increased to $2,635 as at December 31, 2010 and is included in the $13,277 of liability. We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. The total amount of net unrealizable tax benefits that would affect the income tax expense, if ever recognized in our consolidated financial statements is $12,369. This amount includes interest and penalties of $2,635. We estimate that within the next 12 months, our unrecognized tax benefits, and interest and penalties, could decrease as a result of settlements with taxing authorities or the expiration of the statute of limitations by $1,596 and $949, respectively.

Note 14—Stock Options

The 2008 Stock Incentive Plan (the “Plan”) provides for the grant of incentive and nonqualified stock options. The Plan has authorized grants of up to 10,000 shares of common stock at an exercise price not less than 100% of the fair value of the common stock at the date of grant. The Plan provides that the options shall be outstanding for a period not to exceed ten years from the grant date. During the years ended December 31, 2010 and 2009, we granted options to purchase 2,769 and 4,903 shares of our common stock to our employees with an exercise price at the greater of $6.00 per share or fair value of the underlying common stock at the date of grant. Generally, options vest over a five-year period.

At December 31, 2010 and 2009, 2,066 and 534 stock option grants were vested, 35 and zero had been exercised, and 3,404 and 1,062 had been forfeited.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the year ended December 31, 2010:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Option term (years)	6.375	6.375
Volatility	64%-68%	43%-63%
Risk-free interest rate	1.57-3.06%	1.91-2.96%
Dividend yield	0%	0%
Weighted-average grant date fair value per option granted	$3.46	$3.36

The option term for 2010 and 2009 was calculated under the simplified method for all option grants during for the year ended December 31, 2010 and 2009 as we do not have a long history of granting options. As we are beginning to get a history in our common stock we transitioned in 2009 to have the expected volatility assumption be based on a weighted average of the historical volatilities for Stream and its peer group. The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term in options. The expected term of employee stock options granted was based on our estimated life of the options at the grant date.

Stock options under the Plan during year ended December 31, 2010 were as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2009	6,978	$6.15	—	9.39
Granted	2,769	6.14	$3.46
Exercised	35	6.00
Forfeited or canceled	3,404	6.17

Outstanding at December 31, 2010	6,308	$6.13		7.64

At December 31, 2010, we had stock options to purchase 1,466 shares that were exercisable. The weighted-average exercise price of options currently exercisable is $6.12 at December 31, 2010. The weighted average remaining contractual term of options currently exercisable is 5.56 years at December 31, 2010. The total fair value of options vested during the year ended December 31, 2010 was $5,626. There are 4,958 shares outstanding, vested, and expected to vest (including forfeiture adjusted unvested shares) with a weighted average exercise price of $6.13 and a weighted average remaining contractual term of 7.35 years.

For the years ended December 31, 2010 and 2009, we recognized net stock compensation expense of $5,462 and $1,097 respectively, for the stock options in the table above. Stock option expense includes $1,809 and $0, respectively, related to the acceleration of equity awards resulting from restructuring activities.

As of December 31, 2010 and 2009, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, were both zero. The aggregate intrinsic value of the shares of exercisable stock at December 31, 2010 and 2009 were both zero. The intrinsic value of options exercised for the years ended December 31, 2010 and 2009, was $19 and zero, respectively.

As of December 31, 2010 and 2009, there was $7,203 and $10,325, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.8 years from issue date.

Restricted stock award activity during the year ended December 31, 2010 and 2009 was as follows:

	Number of Shares	Weighted average Grant- Date Fair Value
Outstanding December 31, 2009	632	$6.28
Granted	200	6.23
Vested	149	6.21
Forfeited	284	6.15

Outstanding December 31, 2010	399	$6.37

For the years ended December 31, 2010 and 2009, we recognized net compensation expense of $967 and $146, respectively, for the restricted stock awards. Restricted stock awards vest either quarterly over four years for grants in 2008 or semi-annually over a five year for grants in 2009.

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

	December 31, 2010	December 31, 2009
Furniture and fixtures	$1,846	$1,182
Building improvements	8,602	8,588
Computer equipment	8,085	3,946
Telecom and other equipment	13,149	6,341

	31,682	20,057
Less: accumulated depreciation	(10,597)	(3,221)

	$21,085	$16,836

Future minimum payments under capital and operating leases consist of the following at December 31, 2010:

	Capital Leases	Operating Leases
2011	10,485	40,885
2012	6,879	26,404
2013	3,117	17,031
2014	1,027	11,556
2015	206	6,847
Thereafter	172	14,980

Total future minimum lease payments	21,886	$117,703
Less amount representing interest	(2,295)

	19,591
Less current portion	(9,100)

Long-term debt, net of current portion	$10,491

Rent expense is included in our consolidated statements of operations in selling, general and administrative expenses as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Rent expense	$50,176	$36,334
Market lease reserve amortization	(4,830)	(3,687)

Net rent expense	$45,346	$32,647

Contingencies

We are self-insured with respect to medical and dental claims by our employees located in the United States, subject to an annual insured stop-loss limit on per-claim payments of $125. We believe that our self-insurance reserves of $953 at December 31, 2010 and $1,371 at December 31, 2009 are adequate to provide for future payments required related to claims prior to that date.

We are also subject to various lawsuits and claims in the normal course of business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of non-compliance with laws or regulations in jurisdictions in which we operate. Although the ultimate outcome of such lawsuits, claims and investigations cannot be ascertained, we believe, on the basis of present information, that the disposition or ultimate resolution of such claims, lawsuits and/or investigations will not have a material adverse effect on our business, results of operations or financial condition. We establish specific liabilities in connection with regulatory and legal actions that we deem to be probable and estimable, and we believe that our reserves for such liabilities are adequate.

We have been named as a third-party defendant in a putative class action captioned Kambiz Batmanghelich, on behalf of himself and all others similarly situated and on behalf of the general public, v. Sirius XM Radio, Inc., filed in the Los Angeles County Superior Court on November 10, 2009, and removed to the United States District Court for the Central District of California. The Plaintiff alleges that Sirius XM Radio, Inc. recorded telephone conversations between Plaintiff and members of the proposed class of Sirius customers, on the one hand, and Sirius and its employees, on the other, without the Plaintiff’s and class members’ consent in violation of California’s telephone recording laws. The Plaintiff also alleges negligence and violation of the common law right of privacy, and seeks injunctive relief. On December 21, 2009, Sirius XM Radio, Inc. filed a Third-Party Complaint in the action against us seeking indemnification for any defense costs and damages that result from the putative class action. On March 25, 2010, the Plaintiff filed an amended complaint that added us as a defendant. We believe that we have meritorious defenses to these claims, but there can be no assurance at this time as to the outcome of this lawsuit.

Stream International (NI) Limited (“Stream NI”) exercised its right to terminate its lease for certain premises in Northern Ireland and vacated such premises on or prior to the termination date of December 31, 2009. The landlord, Peninsula High-Tech Limited (the “Landlord”), has filed a claim against Stream NI alleging that the termination right under the lease was not validly exercised because Stream NI failed to reasonably perform and observe the covenants and conditions of the lease, and therefore such lease remains in subsistence and that the rent and service charges continue to accrue. The Landlord has filed proceedings for £365,273.87 plus interest for rent and service charges owing for the first nine months of 2010. If successful in its proceedings, the Landlord will have claims against Stream NI for unpaid rent and service charges for the entire five years remaining under the lease, an aggregate of £2,435,159.13, or until such time as another tenant enters into occupation of the premises. Stream NI has refuted the allegations and intends to vigorously defend against the claims asserted by the Landlord.

Note 16—Geographic Operations and Concentrations

We operate in one operating segment and provide services primarily in two regions: “Americas”, which includes United States, Canada, the Philippines, India, Costa Rica, Nicaragua, Dominican Republic, and El Salvador; and “EMEA”, which includes Europe, Derry Northern Ireland, Middle East, and Africa.

The following table presents geographic information regarding our operations:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues
Americas	$588,029	$371,944
EMEA	212,144	212,825

	$800,173	$584,769
Total assets:
Americas	$569,325	$594,116
EMEA	78,660	86,707

	$647,985	$680,823

We derive significant revenues from three significant clients. At December 31, 2010, two of our largest clients are global computer companies, and the other client is a satellite radio provider.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Dell	16%	19%
Hewlett-Packard Company	12%	17%
Sirius XM Radio Inc.	7%	10%

Related accounts receivable from these three clients were 20%, 9% and 6%, respectively, of our total accounts receivable at December 31, 2010.

Note 17—Guarantor Financial Information (Unaudited)

Our Notes are guaranteed by Stream, which is the parent company, along with certain of our wholly owned subsidiaries. Such guarantees are full, unconditional and joint and several. Condensed consolidating financial information related to us, our guarantor subsidiaries and our non-guarantor subsidiaries as of December 31, 2010 and 2009 are reflected below:

Condensed Consolidating Statement of Operations

For the year ended December 31, 2010

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$638,444	$161,729	$—	$800,173
Intercompany	—	(15,877)	292,521	(276,644)	—

	—	622,567	454,250	(276,644)	800,173
Direct cost of revenue
Customers	—	226,696	244,732		471,428
Intercompany	—	236,228	40,416	(276,644)	—

	—	462,924	285,148	(276,644)	471,428
Gross Profit	—	159,643	169,102	—	328,745
Operating expenses	6,972	181,129	155,406	—	343,507
Non-operating expenses	25,959	(9,356)	11,718	—	28,321
Equity in Earnings of Subsidiaries	28,148	—	—	(28,148)	—

Income (loss) before income taxes	(61,079)	(12,130)	1,978	28,148	(43,083)

Provision (benefit) for income taxes	(7,604)	13,768	4,228	—	10,392

Net income (loss)	$(53,475)	$(25,898)	$(2,250)	$28,148	$(53,475)

Condensed Consolidating Statement of Operations

For the year ended December 31, 2009

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$517,373	$67,396	$—	$584,769
Intercompany	—	88,067	231,805	(319,872)	—

	—	605,440	299,201	(319,872)	584,769
Direct cost of revenue
Customers	—	171,587	170,606		342,193
Intercompany	—	293,155	26,717	(319,872)	—

	—	464,742	197,323	(319,872)	342,193
Gross Profit	—	140,698	101,878	—	242,576
Operating expenses	8,526	147,671	91,924	—	248,121
Non-operating expenses	2,165	13,187	3,294	—	18,646
Equity in Earnings of Subsidiaries	18,924	—	—	(18,924)	—

Income (loss) before income taxes	(29,615)	(20,160)	6,660	18,924	(24,191)

Provision (benefit) for income taxes	(1,042)	4,729	695	—	4,382

Net income (loss)	$(28,573)	$(24,889)	$5,965	$18,924	$(28,573)

Condensed Consolidating Balance Sheet

As of December 31, 2010

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$2,431	$16,052	$—	$18,489
Accounts receivable, net	—	149,814	30,397	—	180,211
Other Current Assets	2,374	22,570	12,246	—	37,190

Total current assets	2,380	174,815	58,695	—	235,890
Equipment and fixtures, net and other assets	6,657	46,621	48,394	—	101,672
Investment in Subsidiary	497,477	70,931	17	(568,425)	—
Goodwill and intangible assets, net	—	189,351	121,072	—	310,423

Total assets	$506,514	$481,718	$228,178	$(568,425)	$647,985

Liabilities and Stockholders’ Equity
Current liabilities	$(19,611)	$7,242	$130,977	$—	$118,608
Long-term liabilities	217,148	39,894	12,617	—	269,659
Total shareholders’ equity (deficit)	308,977	434,582	84,584	(568,425)	259,718

Total liabilities and stockholders’ equity	$506,514	$481,718	$228,178	$(568,425)	$647,985

Condensed Consolidating Balance Sheet

As of December 31, 2009

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$126	$3,195	$11,607	$—	$14,928
Accounts receivable, net	—	139,025	36,532	—	175,557
Other Current Assets	2,083	23,440	11,378	—	18,043

Total current assets	2,209	165,660	59,517	—	227,386
Equipment and fixtures, net and other assets	8,662	49,466	64,448	—	122,576
Investment in Subsidiary	390,971	160,798	27	(551,796)	—
Goodwill and intangible assets, net	—	204,941	125,920	—	330,861

Total assets	$401,842	$580,865	$249,912	$(551,796)	$680,823

Liabilities and Stockholders’ Equity
Current liabilities	$(132,032)	$96,484	$150,885	$—	$115,337
Long-term liabilities	206,733	40,662	14,680	—	262,075
Total shareholders’ equity (deficit)	327,141	443,719	84,347	(551,796)	303,411

Total liabilities and stockholders’ equity	$401,842	$580,865	$249,912	$(551,796)	$680,823

Condensed Statements of Cash Flows

For the year ended December 31, 2010

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(22,321)	$10,653	$34,112	$—	$22,444
Cash Flows from investing activities:
Investment in Subsidiary	(106,505)	105,038	1,467	—	—
Additions to equipment and fixtures, net	—	(15,081)	(7,823)	—	(22,904)

Net cash provided by (used in) investing activities	(106,505)	89,957	(6,356)	—	(22,904)

Cash Flows from financing activities:
Net borrowings (repayments) on line of credit	9,004	—	—	—	9,004
Net borrowings (repayments) on long term debt	—	(90)	—	—	(90)
Net borrowings (repayments) on capital leases	—	(3,412)	(2,448)	—	(5,860)
Net Intercompany	118,968	(100,003)	(18,965)	—	—
Proceeds from issuance of common stock related to pre-emptive rights and stock options	268	—	—	—	268
Tax withholding on Restricted Stock	(233)	—	—	—	(233)
Proceeds from exercise of warrants	2,307	—	—	—	2,307
Re-purchase of warrants	(1,608)	—	—	—	(1,608)

Net cash provided by financing activities	128,706	(103,505)	(21,413)	—	3,788
Effect of exchange rates on cash and cash equivalents	—	2,131	(1,898)	—	233

Net increase (decrease) in cash and cash equivalents	(120)	(764)	4,445	—	3,561

Cash and cash equivalents, beginning of period	126	3,195	11,607	—	14,928

Cash and cash equivalents, end of period	$6	$2,431	$16,052	$—	$18,489

Condensed Statements of Cash Flows

For the year ended December 31, 2009

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(14,011)	$(9,754)	$(1,422)	$—	$(25,187)
Cash Flows from investing activities:
Acquisition of businesses, net of cash acquired	—	182	33,218	—	33,400
Investment in Subsidiary	(80,721)	79,221	1,500	—	—
Additions to equipment and fixtures, net	—	(9,223)	(12,841)	—	(22,064)

Net cash provided by (used in) investing activities	(80,721)	70,180	21,877	—	11,336

Cash Flows from financing activities:
Net borrowings (repayments) on line of credit	15,501	(59,425)	—	—	(43,924)
Net borrowings (repayments) on long term debt	190,908	(6,577)	(120,203)	—	64,128
Net borrowings (repayments) on capital leases	—	(1,255)	(929)	—	(2,184)
Net Intercompany	(109,967)	3,845	106,122	—	—
Proceeds from issuance of common stock related to pre-emptive rights and stock options	1,921	—	—	—	1,921
Tax withholding on restricted stock	—	—	—	—	—
Proceeds from exercise of warrants	788	—	—	—	788
Re-purchase of warrants	(7,373)	—	—	—	(7,373)
Re-purchases of common stock	(10)	—	—	—	(10)

Net cash provided by financing activities	91,768	(63,412)	(15,010)	—	13,346
Effect of exchange rates on cash and cash equivalents	—	3,505	1,268	—	4,773

Net increase (decrease) in cash and cash equivalents	(2,964)	519	6,713	—	4,268

Cash and cash equivalents, beginning of period	3,090	2,676	4,894	—	10,660

Cash and cash equivalents, end of period	$126	$3,195	$11,607	$—	$14,928

Note 18—Quarterly Results of Operations (Unaudited)

SGS quarterly operating results were as follows:

	2010				2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$196,575	$183,904	$197,146	$222,548	$135,614	$125,670	$121,875	$201,610
Gross profit	83,735	72,908	83,200	88,902	57,001	52,265	49,306	84,004
Operating income (loss)	(2,868)	$(10,946)	(2,903)	1,954	6,834	3,136	(3,059)	(12,456)
Net income (loss) attributable to common stockholders	$(10,475)	$(21,505)	$(12,580)	$(8,916)	$180	$(4,726)	$(9,358)	$(79,084)
Net income (loss) attributable to common stockholders per share: Basic and diluted	$(0.13)	$(0.27)	$(0.16)	$(0.11)	$0.02	$(0.50)	$(0.99)	$(0.99)

Note 19—Subsequent Events

During the first quarter of 2011, as a result of political unrest in northern Africa, the operations of our call centers in Tunisia and Egypt were impacted by local government imposed curfews and disruption in communication channels. We presently do not believe that our financial results will be materially impacted by these matters. For the year ended December 31, 2010, the revenue from these locations was less than 10% of our total revenue and long-lived assets. Please refer to our risk factors contained within this Form 10-K for a further description of our risks related to international operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer, Kathryn V. Marinello, and our Chief Financial Officer, Dennis Lacey (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of December 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Stream in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded and hereby report that our internal control over financial reporting was effective as of December 31, 2010. Management reviewed its assessment of our internal control over financial reporting with our Audit Committee of the Board of Directors.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

The information required by this item is incorporated herein by reference to the information contained in a definitive proxy statement for our 2011 annual meeting of stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after our fiscal year end of December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement, which we intend to file not later than 120 days after our fiscal year end of December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement, which we intend to file not later than 120 days after our fiscal year end of December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement, which we intend to file not later than 120 days after our fiscal year end of December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement, which we intend to file not later than 120 days after our fiscal year end of December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this Report:

1. Financial Statements. We are filing our Consolidated Financial Statements as part of this Report, which include:

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

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

STREAM GLOBAL SERVICES, INC.

March 2, 2011	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello Chairman, Chief Executive Officer and President (Principal Executive Officer)

March 2, 2011	By:	/s/ Dennis Lacey
Dennis Lacey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathryn V. Marinello Kathryn V. Marinello	Chairman of the Board of Directors, Chief Executive Officer and President	March 2, 2011

/s/ Alfredo I. Ayala Alfredo I. Ayala	Director	March 2, 2011

/s/ G. Drew Conway G. Drew Conway	Director	March 2, 2011

/s/ Matthew Cwertnia Matthew Cwertnia	Director	March 2, 2011

/s/ Paul G. Jourbert Paul G. Jourbert	Director	March 2, 2011

/s/ David B. Kaplan David B. Kaplan	Director	March 2, 2011

/s/ Peter Maquera Peter Maquera	Director	March 2, 2011

/s/ R. Davis Noell R. Davis Noell	Director	March 2, 2011

/s/ Julie G. Richardson Julie G. Richardson	Director	March 2, 2011

/s/ Nathan Walton Nathan Walton	Director	March 2, 2011

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of June 2, 2008, among the Registrant, River Acquisition Subsidiary Corp. and Stream Holdings Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on June 5, 2008 and incorporated herein by reference).

2.2	Share Exchange Agreement, dated as of August 14, 2009, among the Registrant, EGS Corp., EGS Dutchco B.V. and NewBridge International Investment Ltd., (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 20, 2009 and incorporated herein by reference).

3.1	Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), filed with the SEC on August 6, 2008 and incorporated herein by reference).

3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 29, 2009 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), filed with the SEC on October 5, 2009 and incorporated herein by reference).

3.3	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 29, 2009 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), filed with the SEC on October 5, 2009 and incorporated herein by reference).

3.4	By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 20, 2009 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 6, 2008 and incorporated herein by reference).

4.2	Specimen unit certificate (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 6, 2008 and incorporated herein by reference).

4.3	Specimen warrant certificate (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 6, 2008 and incorporated herein by reference).

4.4	Form of Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company (filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333- 144447), effective as of October 17, 2007 and incorporated herein by reference).

4.5	Amended and Restated Registration Rights Agreement, dated as of August 14, 2009, among the Registrant, Ares Corporate Opportunities Fund II, L.P., NewBridge International Investment Ltd., EGS Dutchco B.V., Mr. R. Scott Murray, and certain stockholders of the Registrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 20, 2009 and incorporated herein by reference).

4.6	Indenture, dated as of October 1, 2009, among the Registrant, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 11.25% Senior Secured Notes due 2014, including the form of 11.25% Senior Secured Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

Exhibit No.	Description
4.7	Exchange and Registration Rights Agreement, dated as of October 1, 2009, among the Registrant, the Guarantors listed on the signature pages thereto and the Purchasers named therein (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33-739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

4.8	Security Agreement, dated as of October 1, 2009, among the Registrant, the other Guarantors listed on the signature pages thereto and Wells Fargo Foothill, LLC (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

4.9	Security Agreement, dated as of October 1, 2009, among the Registrant, the other Guarantors listed on the signature pages thereto and Wilmington Trust FSB (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

4.10	Collateral Trust Agreement, dated as of October 1, 2009, among the Registrant, the Guarantors from time to time party thereto, Wells Fargo Bank, National Association, as Trustee, the other Secured Debt Representatives from time to time party thereto and Wilmington Trust FSB (filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

4.11	Lien Subordination and Intercreditor Agreement, dated as of October 1, 2009, among the Registrant, the subsidiaries of the Registrant listed on the signature pages thereto, Wells Fargo Foothill, LLC and Wilmington Trust FSB (filed as Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

4.12	Letter Agreement, dated as of August 14, 2009, between the Registrant and Ares Corporate Opportunities Fund II, L.P. (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 20, 2009 and incorporated herein by reference).

10.1*	Description of the Registrant’s 2010 management incentive plan (reported in the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on February 3, 2010 and incorporated herein by reference).

10.2*	Description of the Registrant’s 2010 executive sales incentive plan (reported in the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on February 3, 2010 and incorporated herein by reference).

10.3*	Description of the Registrant’s 2010 executive sales incentive plan, as amended (reported in the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on March 11, 2010 and incorporated herein by reference).

10.4*	Employment Agreement between the Registrant and R. Scott Murray, dated July 15, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on July 17, 2008 and incorporated herein by reference).

10.5*	Letter Amendment to Employment Agreement between the Registrant and R. Scott Murray dated December 29, 2008 (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33739), as filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.6*	Letter Amendment to Employment Agreement between the Registrant and R. Scott Murray, dated May 6, 2009 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33739), as filed with the SEC on August 5, 2009 and incorporated herein by reference).

Exhibit No.	Description
10.7*	Letter Amendment to Employment Agreement between the Registrant and R. Scott Murray, dated November 10, 2009 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on November 13, 2009 and incorporated herein by reference).

10.8*	Separation Agreement between the Registrant and R. Scott Murray, dated August 19, 2010 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 20, 2010 and incorporated herein by reference).

10.9*	Employment Agreement between the Registrant and Kathryn V. Marinello, dated August 19, 2010 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 20, 2010 and incorporated herein by reference).

10.10*	Employment Agreement between the Registrant and Robert Dechant, dated August 7, 2008 (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33739), as filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.11*	Letter Amendment to Employment Agreement between the Registrant and Robert Dechant, dated December 29, 2008 (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33739), as filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.13*	Letter Amendment to Employment Agreement between the Registrant and Robert Dechant, dated May 6, 2009 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33739), as filed with the SEC on August 5, 2009 and incorporated herein by reference).

10.14*	Letter Amendment to Employment Agreement between the Registrant and Robert Dechant, dated November 9, 2009 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on November 13, 2009 and incorporated herein by reference).

10.15*	Employment Agreement between the Registrant and Sheila M. Flaherty, dated July 16, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on July 17, 2008 and incorporated herein by reference).

10.16*	Letter Amendment to Employment Agreement between the Registrant and Sheila M. Flaherty, dated December 29, 2008 (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33739), as filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.17*	Letter Amendment to Employment Agreement between the Registrant and Sheila M. Flaherty, dated May 6, 2009 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33739), as filed with the SEC on August 5, 2009 and incorporated herein by reference).

10.18*	Letter Amendment to Employment Agreement between the Registrant and Sheila M. Flaherty, dated November 9, 2009 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on November 13, 2009 and incorporated herein by reference).

10.19*	Employment Agreement between the Registrant and Dennis Lacey, dated December 15, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on December 21, 2009 and incorporated herein by reference).

10.20*	2008 Stock Incentive Plan (filed as Annex D to the Registrant’s Definitive Proxy Statement, as filed with the SEC on July 7, 2008 and incorporated herein by reference).

Exhibit No.	Description
10.21*	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33739), as filed with the SEC on November 6, 2009 and incorporated herein by reference).

10.22*	Form of Non-Statutory Stock Option Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33739), as filed with the SEC on November 6, 2009 and incorporated herein by reference).

10.23*	Form of Restricted Stock Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33739), as filed with the SEC on November 6, 2009 and incorporated herein by reference).

10.24*	Form of Restricted Stock Unit Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 4, 2008 and incorporated herein by reference).

10.25*	Option Agreement between the Registrant and R. Scott Murray, dated as of November 10, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on November 13, 2009).

10.26	Form of Management Rights Letter (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on June 5, 2008 and incorporated herein by reference).

10.27	Preferred Stock Purchase Agreement between the Registrant and Ares Corporate Opportunities Fund II, L.P., dated as of June 2, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No 001-33739), as filed with the SEC on June 5, 2008 and incorporated herein by reference).

10.28	Amendment No. 2 to Preferred Stock Purchase Agreement between the Registrant and Ares Corporate Opportunities Fund II, L.P., dated as of July 17, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K File No. 001-33739), as filed with the SEC on July 22, 2008 and incorporated herein by reference).

10.29	Stockholders Agreement, dated as of October 1, 2009, among the Registrant, Ares Corporate Opportunities Fund II, L.P., EGS Dutchco B.V., NewBridge International Investment Ltd., R. Scott Murray and Trillium Capital LLC. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

10.30	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 12, 2008 and incorporated herein by reference).

10.31	Credit Agreement, dated as of October 1, 2009, among Wells Fargo Foothill, LLC, Goldman Sachs Lending Partners LLC, and each of the other Lenders party thereto, the Registrant and its subsidiaries identified therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

10.32	Employment Agreement between the Registrant and Brian Delaney, dated January 13, 2011 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on January 14, 2011 and incorporated herein by reference).

12.1#	Statement of Computation of Ratio of Earnings to Fixed Charges.

Exhibit No.	Description
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on September 26, 2008 and incorporated herein by reference).

21.1#	Subsidiaries of the Registrant.

23.1#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Chief Executive Officer (principal executive officer).

31.2#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer (principal financial officer).

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer (principal executive officer).

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer (principal financial officer).

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.
#	Filed herewith.