Form 10-Q
period 2011-03-31
Stream Global Services, Inc.
filed 2011-05-04
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

There were 80,365,876 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of May 3, 2011 (including shares of common stock that are part of the Registrant’s outstanding, publicly traded units).

Stream is a registered trademark of Stream Global Services, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STREAM GLOBAL SERVICES, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2011 (unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$24,814	$18,489
Accounts receivable, net of allowance for bad debts of $586 and $714 at March 31, 2011 and December 31, 2010, respectively	168,578	180,211
Income taxes receivable	1,468	1,154
Deferred income taxes	15,896	15,665
Prepaid expenses and other current assets	23,770	20,371

Total current assets	234,526	235,890
Equipment and fixtures, net	77,670	80,859
Deferred income taxes	4,036	3,975
Goodwill	226,749	226,749
Intangible assets, net	79,281	83,674
Other assets	16,258	16,838

Total assets	$638,520	$647,985

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,473	$10,758
Accrued employee compensation and benefits	58,876	59,797
Other accrued expenses	32,108	29,989
Income taxes payable	3,318	1,796
Current portion of long-term debt	98	96
Current portion of capital lease obligations	9,049	9,100
Other liabilities	6,001	7,072

Total current liabilities	122,923	118,608
Long-term debt, net of current portion	203,052	217,199
Capital lease obligations, net of current portion	9,209	10,491
Deferred income taxes	21,837	21,838
Other long-term liabilities	19,130	20,131

Total liabilities	376,151	388,267
Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, shares authorized—1,000 shares authorized; issued and outstanding shares —0 shares issued and outstanding	—	—
Voting common stock, par value $0.001 per share, shares authorized—200,000 shares authorized; issued and outstanding shares—80,111 and 80,101 shares at March 31, 2011 and December 31, 2010, respectively	80	80
Non-voting common stock, par value $0.001 per share, shares authorized—11,000 shares authorized; issued and outstanding shares—0 shares issued and outstanding	—	—
Additional paid-in-capital	344,923	344,192
Accumulated deficit	(85,542)	(83,447)
Accumulated other comprehensive income (loss)	2,908	(1,107)

Total stockholders’ equity	262,369	259,718

Total liabilities and stockholders’ equity	$638,520	$647,985

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue	$212,691	$196,575
Direct cost of revenue	121,953	112,584

Gross profit	90,738	83,991
Operating expenses:
Selling, general and administrative expenses	68,802	68,565
Depreciation and amortization expense	14,585	16,429
Severance, restructuring and other charges, net	(126)	1,609

Total operating expenses	83,261	86,603

Income (loss) from operations	7,477	(2,612)
Other expenses, net:
Interest expense, net	7,262	7,602
Foreign currency loss (gain)	1,245	(1,549)

Total other expenses, net	8,507	6,053

Loss before provision for income taxes	(1,030)	(8,665)
Provision for income taxes	1,065	1,810

Net loss	$(2,095)	$(10,475)
Net loss per share:
Basic and diluted	$(0.03)	$(0.13)
Shares used in computing per share amounts:
Basic and diluted	80,126	80,009

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the three months ended March 31, 2011

(Unaudited)

(In thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances at December 31, 2010	80,101	$80	$344,192	$(83,447)	$(1,107)	$259,718
Net loss	—	—	—	(2,095)	—	(2,095)
Currency translation adjustment	—	—	—	—	4,409	4,409
Unrealized loss on derivatives	—	—	—	—	(394)	(394)

Comprehensive income	—	—	—	—	—	1,920
Stock option exercises and vesting of restricted stock	10	—	—	—	—	—
Stock-based compensation expense	—	—	745	—	—	745
Taxes withheld on restricted stock	—	—	(14)	—	—	(14)

Balances at March 31, 2011	80,111	$80	$344,923	$(85,542)	$2,908	$262,369

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net loss	$(2,095)	$(10,475)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,585	16,429
Amortization of debt issuance costs	577	843
Deferred taxes	(148)	386
Loss on disposal of assets	—	(13)
Amortization of bond discount	383	—
Impairment of fixed assets	37	—
Noncash stock compensation	745	1,329
Changes in operating assets and liabilities:
Accounts receivable	15,150	12,187
Income taxes receivable	(336)	(172)
Prepaid expenses and other current assets	(3,583)	(1,762)
Other assets	123	450
Accounts payable	2,554	243
Accrued expenses and other liabilities	(1,179)	(2,128)

Net cash provided by operating activities	26,813	17,317
Investing Activities:
Additions to equipment and fixtures	(5,101)	(2,776)

Net cash used in investing activities	(5,101)	(2,776)
Financing activities:
Net repayments on line of credit	(14,506)	(8,548)
Payments on long-term debt	(24)	(21)
Payment of capital lease obligations	(2,446)	(1,697)
Proceeds from capital leases	—	1,669
Proceeds from exercise of warrants	—	1,001
Proceeds from issuance of common stock related to pre-emptive rights and stock options	—	112
Tax payments on withholding of restricted stock	(14)	—

Net cash used in financing activities	(16,990)	(7,484)
Effect of exchange rates on cash and cash equivalents	1,603	(386)
Net increase in cash and cash equivalents	6,325	6,671
Cash and cash equivalents, beginning of period	18,489	14,928

Cash and cash equivalents, end of period	$24,814	$21,599
Supplemental cash flow information:
Cash paid for interest	$744	$880
Cash paid for income taxes	1,334	3,520
Noncash financing activities:
Loss (gain) on foreign exchange forward contracts	394	(1,266)
Capital lease financing	1,052	1,282

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

March 31, 2011

(Unaudited)

(In thousands, except per share amounts)

Note 1—Our Business

Stream Global Services, Inc. (“Stream,” the “Company,” “we,” “us,” or “our”) is a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support, for Fortune 1000 companies. Our clients include leading technology, computing, telecommunications, retail, entertainment/media, and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across 50 locations in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

Note 2—Basis of Presentation

Our consolidated financial statements as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010 include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made in the March 31, 2010 consolidated financial statements to conform to the 2011 financial statement presentation. These reclassifications were recorded to conform to industry practice. The reclassifications have no impact on net loss.

	As previously reported in March 31, 2010 financial statements	Reclassification amounts		As reported in March 31, 2011 financial statements
Direct cost of revenue	112,840	(256	)(1)	112,584
Selling, general and administrative expenses	69,264	(699	)(2)	68,565
Severance, restructuring and other charges, net	910	699	(2)	1,609
Foreign currency loss (gain)	(1,805)	256	(1)	(1,549)

(1)	Reclassification of realized gains on effective cash flow hedges from Foreign currency loss (gain) to Direct cost of revenue in our consolidated statement of operations.
(2)	Reclassification of non-agent severance related costs from Selling, general and administrative expenses to Severance, restructuring and other charges, net in our consolidated statement of operations.

We have evaluated subsequent events through May 4, 2011, the date these financial statements were issued.

Note 3—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011, or for any other interim period or future year.

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, self-insurance reserves, litigation and restructuring liabilities, and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

Foreign Currency Translation and Derivative Instruments

We account for derivative financial instruments utilizing the authoritative guidance. We generally utilize forward contracts expiring within one to 18 months to reduce our foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in foreign currencies. Upon proper designation, certain of these contracts are accounted for as cash flow hedges, as defined by the authoritative guidance. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to counterparty credit risk. We do not believe that we are exposed to a concentration of credit risk with our derivative financial instruments as the counterparties are well established institutions and counterparty credit risk information is monitored on an ongoing basis.

All derivatives, including foreign currency forward contracts, are recognized in other current assets on the balance sheet at fair value. Fair values for our derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. On the date the derivative contract is entered into, we determine whether the derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in accumulated other comprehensive income (loss), until the forecasted underlying transactions occur. To date we have not experienced any hedge ineffectiveness of our cash flow hedges (except certain cash flow hedges previously determined to be effective, as of October 1, 2009, the date of the acquisition of EGS Corp., a Philippine corporation (“EGS”), which have since been designated to be ineffective at that date). Any realized gains or losses resulting from the effective cash flow hedges are recognized within direct cost of revenue. Cash flows from the derivative contracts are classified within cash flows from operating activities in the accompanying consolidated condensed statement of cash flows. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged.

We may also enter into derivative contracts that are intended to economically hedge certain risks, even though we elect not to apply hedge accounting as defined by the authoritative guidance. Changes in fair value of derivatives not designated as hedges are reported in income as foreign currency loss (gain).

The assets and liabilities of our foreign subsidiaries whose functional currency is their local currency are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income (loss), but is reflected in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until the sale or until the liquidation of the net investment in the foreign subsidiary.

As of March 31, 2011 and December 31, 2010, we had approximately $227,130 and $233,183, respectively, of foreign exchange risk hedged using forward exchange contracts. As of March 31, 2011, the forward exchange contracts we held were comprised of $148,401 of contracts determined to be effective cash flow hedges and $78,729 of contracts for which we elected not to apply hedge accounting.

As of March 31, 2011 and December 31, 2010, the fair market value of those derivative instruments designated as cash flow hedges was a gain of $5,349 and $5,358, respectively. As of March 31, 2011, the fair market value of derivatives for which we elected not to apply hedge accounting was a gain of $188. As of March 31, 2011, $4,985 of net gains, net of tax, may be reclassified to earnings within the next 12 months based on current foreign exchange rates.

As of March 31, 2011 and 2010, we had realized gains of $1,799 and $360, respectively, on hedges for which we elected to not apply hedge accounting. As of March 31, 2011 and 2010, we realized gains of $1,551 and $257, respectively, on hedges which were deemed effective cash flow hedges. As of March 31, 2011 and 2010, we realized gains of $298 and $1,482, respectively, on hedges which were previously determined to be effective cash flow hedges but as of October 1, 2009 were determined to be ineffective. All realized gains resulting from hedges not deemed to be effective for the periods were reflected in Foreign currency loss (gain) in the Statement of Operations.

Fair Value of Financial Instruments

We implemented the authoritative guidance for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about our assets and liabilities and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and includes situations where there is little, if any, market activity for the asset or liability:

	March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Forward exchange contracts	$5,537	$—	$5,537	$—

Total	$5,537	$—	$5,537	$—

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

Net Income (Loss) Per Share

The following common stock equivalents were excluded from computing diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Options to purchase common stock at $6.00 per share	6,686	8,054
Pre-emptive rights at $6.00 per share	17,849	23,979
Publicly held warrants at $6.00 per share	7,326	9,842
Restricted stock units	249	728

Total options, warrants and restricted stock units exercisable into common stock	32,110	42,603

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements which became effective January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

On September 23, 2009, the FASB ratified Emerging Issues Task Force (EITF) Issue 08-1 and EITF Issue 09-3, resulting in the issuance of accounting standard updates ASU 2009-13 and ASU 2009-14. We adopted the new accounting standards January 1, 2011. Under the new guidance, when vendor specific objective evidence or third party evidence for multi-element deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of the new accounting standards had no effect to our revenue recognition policy.

Note 4—Goodwill and Intangibles

Goodwill

We evaluate goodwill for impairment annually and whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. No impairment of goodwill resulted from our most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal 2010, or in any of the periods presented. Our next annual impairment assessment will be made in the fourth quarter of 2011.

Intangible Assets

We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in the statement of operations equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.

Intangibles and amortization

Intangible assets at March 31, 2011 consisted of the following:

	Estimated useful life	Weighted average remaining life	Gross cost	Accumulated amortization	Net
Customer relationships	Up to 10 years	6.5	$98,749	$36,982	$61,767
Technology-based intangible assets	5 years	2.4	2,412	998	1,414
Trade names	indefinite	indefinite	16,197	97	16,100

			$117,358	$38,077	$79,281

Future amortization expense of our intangible assets for the next five years is expected to be as follows:

	Remainder of 2011	2012	2013	2014	2015	2016
Amortization	$12,610	$14,331	$11,497	$7,571	$5,652	$4,435

Note 5—Warrants

Pursuant to our IPO, we sold 31,250 units, each consisting of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at an exercise price of $6.00 per share.

The warrants became exercisable beginning on October 17, 2008 and will expire on October 17, 2011, unless redeemed earlier. We may redeem the warrants at a price of $0.01 per warrant upon 30 days prior written notice of redemption if the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.

During the three months ended March 31, 2011 and 2010, holders of our publicly traded warrants exercised zero and 167 warrants, respectively.

As of March 31, 2011, Stream had 7,357 public warrants outstanding, including 31 warrants embedded in our units, to acquire common stock at a cash exercise price of $6.00 per share that expire on October 17, 2011. The exercise of our public warrants triggers certain participation rights held by the following shareholders: Ares Management, Ayala Corporation and Providence Equity Partners (collectively, the “Participating Stockholders”). The Participating Stockholders have participation rights to purchase in the aggregate, for $6.00 per share, such number of shares of our common stock equal to 2.4364 multiplied by the number of shares issued upon exercise of the public warrants up to a maximum of 17,925 shares. These participation rights expire when the public warrants expire on October 17, 2011 and are reduced pro rata as the numbers of public warrants outstanding are reduced.

Note 6— Severance, Restructuring and Other Charges

During the three months ended March 31, 2011 we recorded a net benefit of $126 primarily related to the reversal of a previously recorded lease exit reserve partially offset by charges related to changes in leadership and management positions within the company. During the three months ended March 31, 2010 we recorded a charge of $1,609 primarily related to acquisition related expenses and charges related to changes in leadership and management positions within the company.

Severance, restructuring and other charges, net, consist of the following:

	March 31, 2011	March 31, 2010
Severance related to changes in leadership	$537	$699
(Reversal) establishment of lease exit reserve	(858)	522
Transaction related expenses	—	388
Other	195	—

Severance, restructuring and other charges, net	$(126)	$1,609

Note 7—Equipment and Fixtures, Net

Equipment and fixtures, net, consist of the following:

	March 31, 2011	December 31, 2010
Furniture and fixtures	$11,599	$11,161
Building improvements	38,911	36,196
Computer equipment	40,410	37,200
Software	23,137	21,935
Telecom and other equipment	47,676	46,519
Equipment and fixtures not yet placed in service	1,475	1,232

	163,208	154,243
Less: accumulated depreciation	(85,538)	(73,384)

	$77,670	$80,859

Note 8—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following:

	March 31, 2011	December 31, 2010
Compensation related amounts	$28,162	$31,805
Vacation liabilities	14,964	12,646
Medical and dental liabilities	2,228	1,860
Employer taxes	3,075	2,825
Retirement plans	7,839	8,146
Other benefit related liabilities	2,608	2,515

	$58,876	$59,797

Note 9—Other Accrued Expenses and Other Liabilities

Other accrued expenses consist of the following:

	March 31, 2011	December 31, 2010
Professional fees	$6,159	$7,151
Accrued interest	11,507	5,921
Occupancy expense	2,055	2,250
Technology expense	2,792	3,116
Other accrued expenses	9,595	11,551

	$32,108	$29,989

Other liabilities consist of the following:

	March 31, 2011	December 31, 2010
Lease exit liability	$686	$1,743
Deferred revenue	517	365
Market lease reserves	3,673	3,930
Other	1,125	1,034

Total current liabilities	$6,001	$7,072
Other long-term liabilities consist of the following:
Deferred rent	1,427	1,433
Accrued income taxes	12,665	12,268
Market value lease reserves	2,128	2,750
Asset retirement obligation	2,137	2,053
Other	773	1,627

Total other long-term liabilities	$19,130	$20,131

Note 10—Long-Term Debt and Revolving Credit Facility

We and certain of our subsidiaries (collectively, the “Borrowers”) entered into a credit agreement, dated as of October 1, 2009 (the “Credit Agreement”), with Wells Fargo Foothill, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “Revolving Line of Credit”) of up to $100,000, including a $20,000 sub-limit for letters of credit. The Revolving Line of Credit has a maturity of four years at an interest rate of either Wells Fargo’s base rate plus 375 basis points or LIBOR plus 400 basis points, at our discretion. We capitalized fees of $7,815 and $3,929 associated with the $200,000 aggregate principal amount of 11.25% Senior Secured Notes due 2014, which were issued on October 1, 2009 (the “Notes”) and the Credit Agreement, respectively, at the inception of these agreements that are being amortized over their respective lives. For the three months ended March 31, 2011, we amortized $577 of such capitalized fees.

The Revolving Line of Credit has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $20,000. As of March 31, 2011, we had $83,536 available under the Revolving Line of Credit. We were in compliance with the financial covenants in the Credit Agreement as of March 31, 2011. Substantially all of our assets, excluding intangible assets, secure the Notes and the Revolving Line of Credit. See Note 15 for Guarantor Financial Information.

Long-term borrowings consist of the following:

	March 31, 2011	December 31, 2010
Revolving line of credit	$10,000	$24,506
11.25% Senior Secured Notes	200,000	200,000
Other	124	147

	210,124	224,653
Less: current portion	(98)	(96)
Less: discount on notes payable	(6,974)	(7,358)

Long-term debt	$203,052	$217,199

Minimum principal payments on long-term debt subsequent to March 31, 2011 are as follows:

Total
2011	$98
2012	26
2013	10,000
2014	200,000

Total	$210,124

We had Letters of Credit in the aggregate outstanding amount of $6,464 at March 31, 2011 and $6,936 at December 31, 2010, respectively.

We have $221 and $161 of restricted cash as of March 31, 2011 and December 31, 2010, respectively.

Note 11—Income Taxes

The domestic and foreign source component of loss before taxes is as follows:

	March 31, 2011	March 31, 2010
Total US	$(10,311)	$(18,231)
Total Foreign	9,281	9,566

Total	$(1,030)	$(8,665)

The provision for income taxes for the three months ended March 31, 2011 and 2010 relate primarily to the foreign source component of loss before tax. Our operations in countries outside the United States are generally taxed at lower statutory rates and also benefit from tax holidays. The decrease in foreign tax expense for the three months ended March 31, 2011 was primarily due to the previously unrecognized benefit related to the current period receipt of a tax refund in a foreign jurisdiction.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign tax jurisdictions. Currently, we are under audit for the 2007 tax year for EGS in the U.S. federal jurisdiction. We operate in a number of international tax jurisdictions and are subject to audits of income tax returns by tax authorities in those jurisdictions. We are currently under audit in India, the Philippines, Canada, Italy, and Spain.

As of March 31, 2011 and December 31, 2010, the liability for unrecognized tax benefits (including interest and penalties) was $13,621 and $13,227, respectively, of which $12,665 and $12,268, respectively, was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is approximately $1,599 of un-benefitted tax losses which would be realized if the related uncertain tax positions were settled. As of December 31, 2010, we had reserved $2,635 for accrued interest and penalties, which increased to $2,880 as of March 31, 2011. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. The total amount of net unrealized tax benefits that would affect the income tax expense, if ever recognized in our consolidated financial statements, is $12,762. This amount includes interest and penalties of $2,880. We estimate that within the next 12 months, our unrecognized tax benefits, and interest and penalties could decrease as a result of settlements with taxing authorities or the expiration of the statute of limitations by $1,580 and $984, respectively.

Note 12—Stock Options

The 2008 Stock Incentive Plan (the “Plan”) provides for the grant of incentive and nonqualified stock options. The Plan has authorized grants of up to 10,000 shares of common stock at an exercise price not less than 100% of the fair value of the common stock at the date of grant. The Plan provides that the options shall have a term not to exceed ten years from the grant date. During the three months ended March 31, 2011 and 2010, we granted options to purchase 770 and 1,670, respectively, shares of our common stock to our employees. Generally, options vest over a five-year period.

During the three-month period ended March 31, 2011 and 2010, 2,328 and 844, respectively, stock option grants were vested, zero and 21,500, respectively, were exercised, and 392 and 572, respectively, were forfeited.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the quarter ended March 31, 2011 and 2010:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Option term (years)	6.38	6.375
Volatility	67.15%	64%
Risk-free interest rate	2.38-2.47%	2.6 – 2.9%
Dividend yield	0%	0%
Weighted-average grant date fair value per option granted	$1.86	$3.90

The option term was calculated under the simplified method for all option grants issued during the quarters ended March 31, 2011 and 2010 as we do not have a long history of granting options. The volatility assumption is based on a weighted average of the historical volatilities for Stream and its peer group. The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term in options. The expected term of employee stock options granted was based on our estimated life of the options at the grant date.

Stock options under the Plan during the three months ended March 31, 2011 were as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2010	6,308	$6.13	—	7.64
Granted	770	5.26	$1.86
Exercised	—	—
Forfeited or canceled	392	6.17

Outstanding at March 31, 2011	6,686	$6.03		7.63

At March 31, 2011, stock options to purchase 1,728 shares with a weighted-average exercise price of $6.11 were exercisable. The weighted average remaining contractual term of options exercisable at March 31, 2011 was 5.48 years. The total fair value of options vested during the three months ended March 31, 2011 was $666. On March 31, 2011, there were 5,272 shares outstanding, vested, and expected to vest (including forfeiture adjusted unvested shares) with a weighted average exercise price of $6.05 and a weighted average remaining contractual term of 7.29 years.

For the three months ended March 31, 2011 and 2010, we recognized net stock compensation expense of $642 and $1,144, respectively, for the stock options in the table above.

As of March 31, 2011 and December 31, 2010, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of the shares of exercisable stock options at March 31, 2011 and December 31, 2010 was zero. The intrinsic value of options exercised for the three months ended March 31, 2011 and 2010, was zero and $10, respectively.

As of March 31, 2011 and December 31, 2010, there was $7,147 and $7,203, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.70 years from issue date.

Restricted stock award activity during the three months ended March 31, 2011 was as follows:

	Number of Shares	Weighted average Grant- Date Fair Value
Unvested December 31, 2010	399	$6.37
Granted	—	—
Vested	10	6.11
Forfeited	61	6.30

Unvested March 31, 2011	328	$6.39

For the three months ended March 31, 2011 and 2010, we recognized net compensation expense of $103 and $185, respectively, for the restricted stock awards. Restricted stock awards vest either quarterly over four years for grants in 2008 or semi-annually over five years for grants after 2008.

Note 13—Contingencies

We are subject to various lawsuits and claims in the normal course of business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of non-compliance with laws or regulations in jurisdictions in which we operate. Although the ultimate outcome of such lawsuits, claims and investigations cannot be ascertained, we believe, on the basis of present information, that the disposition or ultimate resolution of such claims, lawsuits and/or investigations will not have a material adverse effect on our business, results of operations or financial condition. We establish specific liabilities in connection with regulatory and legal actions that we deem to be probable and estimable, and we believe that our reserves for such liabilities are adequate.

We have been named as a third-party defendant in a putative class action captioned Kambiz Batmanghelich, on behalf of himself and all others similarly situated and on behalf of the general public, v. Sirius XM Radio, Inc., filed in the Los Angeles County Superior Court on November 10, 2009, and removed to the United States District Court for the Central District of California. The Plaintiff alleges that Sirius XM Radio, Inc. recorded telephone conversations between Plaintiff and members of the proposed class of

Sirius customers, on the one hand, and Sirius and its employees, on the other, without the Plaintiff’s and class members’ consent in violation of California’s telephone recording laws. The Plaintiff also alleges negligence and violation of the common law right of privacy, and seeks injunctive relief. We believe that we have meritorious defenses and we intend to vigorously defend against these claims. On December 21, 2009, Sirius XM Radio, Inc. filed a Third-Party Complaint in the action against us seeking indemnification for any defense costs and damages that result from the putative class action. On March 25, 2010, the Plaintiff filed an amended complaint that added us as a defendant. In March 2011, the court granted preliminary approval of a settlement proposal, conditionally certified the settlement class, and approved the form of class notice. Final approval of the settlement must still be granted by the court, following the process set forth in the court’s preliminary approval order.

Note 14—Geographic Operations and Concentrations

We operate in one operating segment and provide services primarily in two regions: “Americas”, which includes the United States, Canada, the Philippines, India, Costa Rica, Nicaragua, the Dominican Republic, and El Salvador; and “EMEA”, which includes Europe, the Middle East, and Africa.

The following table presents geographic information regarding our operations:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenues
Americas	$154,263	$143,332
EMEA	58,428	53,243

	$212,691	$196,575

	March 31, 2011	December 31, 2010
Total assets:
Americas	$554,000	$569,325
EMEA	84,520	78,660

	$638,520	$647,985

We derive significant revenues from three significant clients. At March 31, 2011, three of our largest clients are global computer companies. The percentage of revenue for each of these clients is as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Dell	14%	19%
Hewlett-Packard	10%	15%
Microsoft	9%	2%

Related accounts receivable from these three clients were 20%, 10% and 5%, respectively, of our total accounts receivable at March 31, 2011.

Note 15—Guarantor Financial Information (Unaudited)

The Notes are guaranteed by Stream, which is our parent company, along with certain of our wholly owned subsidiaries. Such guarantees are full, unconditional and joint and several. Condensed consolidating financial information related to Stream, our guarantor subsidiaries and our non-guarantor subsidiaries as of March 31, 2011 are reflected below:

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2011

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$171,376	$41,315	$—	$212,691
Intercompany	—	22,427	75,831	(98,258)	—

	—	193,803	117,146	(98,258)	212,691
Direct cost of revenue
Customers	—	56,811	65,142		121,953
Intercompany	—	88,996	9,262	(98,258)	—

	—	145,807	74,404	(98,258)	121,953
Gross Profit	—	47,996	42,742	—	90,738
Operating expenses	833	47,152	35,276	—	83,261
Non-operating expenses	6,778	(2,667)	4,396	—	8,507
Equity in Earnings of Subsidiaries	(5,516)	—	—	5,516	—

Income (loss) before income taxes	(2,095)	3,511	3,070	(5,516)	(1,030)

Provision (benefit) for income taxes	—	199	866	—	1,065

Net income (loss)	$(2,095)	$3,312	$2,204	$(5,516)	$(2,095)

Condensed Consolidating Balance Sheet

As of March 31, 2011

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$4,344	$20,464	$—	$24,814
Accounts receivable, net	—	138,776	29,802	—	168,578
Other Current Assets	2,420	26,360	12,354	—	41,134

Total current assets	2,426	169,480	62,620	—	234,526
Equipment and fixtures, net and other assets	6,026	45,195	46,743	—	97,964
Investment in Subsidiary	457,748	72,532	17	(530,297)	—
Goodwill and intangible assets, net	—	186,679	119,351	—	306,030

Total assets	$466,200	$473,886	$228,731	$(530,297)	$638,520

Liabilities and Stockholders’ Equity
Current liabilities	$805	$(7,528)	$129,646	$—	$122,923
Long-term liabilities	203,026	41,345	8,857	—	253,228
Total shareholders’ equity (deficit)	262,369	440,069	90,228	(530,297)	262,369

Total liabilities and stockholders’ equity	$466,200	$473,886	$228,731	$(530,297)	$638,520

Condensed Statements of Cash Flows

For the three months ended March 31, 2011

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(315)	$19,013	$8,115	$—	$26,813
Cash Flows from investing activities:
Investment in Subsidiary	—	(1,600)	1,600	—	—
Additions to equipment and fixtures, net	—	(2,682)	(2,419)	—	(5,101)

Net cash provided by (used in) investing activities	—	(4,282)	(819)	—	(5,101)

Cash Flows from financing activities:
Net borrowings (repayments) on line of credit	(14,506)	—	—	—	(14,506)
Net borrowings (repayments) on long term debt	—	(24)	—	—	(24)
Net borrowings (repayments) on capital leases	—	(1,835)	(611)	—	(2,446)
Net Intercompany	14,835	(9,098)	(5,737)	—	—
Proceeds from issuance of common stock related to pre-emptive rights and stock options	—	—	—	—	—
Tax withholding on Restricted Stock	(14)	—	—	—	(14)
Proceeds from exercise of warrants	—	—	—	—	—
Re-purchase of warrants	—	—	—	—	—

Net cash provided by financing activities	315	(10,957)	(6,348)	—	(16,990)
Effect of exchange rates on cash and cash equivalents	—	(1,861)	3,464	—	1,603

Net increase (decrease) in cash and cash equivalents	—	1,913	4,412	—	6,325

Cash and cash equivalents, beginning of period	6	2,431	16,052	—	18,489

Cash and cash equivalents, end of period	$6	$4,344	$20,464	$—	$24,814

Note 16—Subsequent Events

On April 28, 2011, we commenced a reduction in our workforce of approximately 140 non-agent positions and we expect to incur approximately $3 million of severance related costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “intend,” “plan,” target,” “goal,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we explicitly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Overview

Our Business

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support, for Fortune 1000 companies. Our clients include leading computing/hardware, telecommunications/service providers, software/networking, entertainment/media, retail, travel, healthcare and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across 50 locations in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

We generate revenue based primarily on the amount of time our agents devote to a client’s program. Revenue is recognized as services are provided. The majority of our revenue is from multi-year contracts and we expect that trend to continue. However, we do provide certain client programs on a short-term basis.

Our industry is highly competitive. We compete primarily with the in-house business processing operations of our current and potential clients. We also compete with other third-party BPO providers. Our industry is labor-intensive and the majority of our operating costs relate to wages, employee benefits and employment taxes.

We periodically review our capacity utilization and projected demand for future capacity. In conjunction with these reviews, we may decide to consolidate or close under-performing service centers, including those impacted by the loss of client programs, in order to maintain or improve targeted utilization and margins.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, self-insurance reserves, litigation and restructuring liabilities, and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

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

The carrying value of equipment and fixtures to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with authoritative guidance. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, we redeploy equipment and fixtures from underutilized centers to other locations to improve capacity utilization. We estimate the fair value of our asset retirement obligations, if any, associated with the retirement of tangible long-lived assets such as property and equipment when the long-lived asset is acquired, constructed, developed or through normal operations.

Goodwill and Other Intangible Assets

In accordance with the authoritative guidance, goodwill is reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. We operate in one reporting unit, which is the basis for impairment testing of all goodwill.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements which became effective January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

On September 23, 2009, the FASB ratified Emerging Issues Task Force (EITF) Issue 08-1 and EITF Issue 09-3, resulting in the issuance of accounting standard updates ASU 2009-13 and ASU 2009-14. We adopted the new accounting standards January 1, 2011. Under the new guidance, when vendor specific objective evidence or third party evidence for multi-element deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of the new accounting standards resulted in no change to our revenue recognition.

Results of Operations

Three months ended March 31, 2011 compared with three months ended March 31, 2010

Revenue. Revenues increased $16.1 million, or 8.2%, to $212.7 million for the three months ended March 31, 2011, compared to $196.6 million for the three months ended March 31, 2010. The increase is primarily attributable to new business won in 2010 as well as higher volumes from existing customers.

Revenues for services performed in our United States and Canadian service centers increased $9.9 million, or 13.2%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Revenues for services performed in European service centers increased $5.4 million, or 14.2%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. This increase is attributable to the addition of customers. Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, Costa Rica, the Dominican Republic, Tunisia and Egypt increased $0.8 million, or 0.9%, for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Revenues in our offshore service centers represented 39.4% of consolidated revenues for the three months ended March 31, 2011, compared to 42.2% in the same period in 2010.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $9.4 million, or 8.3%, to $122.0 million for the three months ended March 31, 2011, compared to $112.6 million for the three months ended March 31, 2010. The increase is primarily attributable to the payroll-related cost to service higher revenue.

Gross Profit. Gross profit increased $6.7 million, or 8.0%, to $90.7 million for the three months ended March 31, 2011 from $84.0 million for the three months ended March 31, 2010. Gross profit as a percentage of revenue was consistent at 42.7% in both the three months ended March 31, 2011 and 2010.

Operating Expenses. Operating expenses decreased $3.3 million, or 3.8%, to $83.3 million for the three months ended March 31, 2011, compared to $86.6 million for the three months ended March 31, 2010. Selling, general and administrative expense grew from $68.6 million for the three months ended March 31, 2010 to $68.8 million, or 0.3%, for the three months ended March 31, 2011. Severance, restructuring and other charges, net were a benefit of $0.1 million and a charge of $1.6 million for the three months ended March 31, 2011 and 2010, respectively. The benefit in 2011 relates to the reversal of previously recorded lease exit costs of $0.9 million partially offset by severance costs of $0.5 million. The charge in 2010 relates to non-agent severance, lease exit costs, and facility impairment charges. Depreciation and amortization decreased $1.8 million per the scheduled step down of amortization expense and certain fixed assets becoming fully depreciated. Operating expenses as a percentage of revenues decreased to 39.1% for the three months ended March 31, 2011 compared to 44.1% for the three months ended March 31, 2010, primarily as a result of the decreases in depreciation and amortization and the benefit recorded in Severance, restructuring and other charges, net.

On April 28, 2011, we commenced a reduction in our workforce of approximately 140 non-agent positions and we expect to incur approximately $3 million of severance related costs.

Other Expenses, Net. Other expenses, net increased $2.4 million, or 39.3%, to $8.5 million for the three months ended March 31, 2011, compared to $6.1 million for the three months ended March 31, 2010. We have a foreign exchange hedging program. Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the three months ended March 31, 2011, we recorded $1.2 million versus a gain of $1.5 million for the comparable period in the prior year. The majority of the losses in 2011 relate to the effect of currency changes on our intercompany balances. The majority of our gains in 2010 related to unrealized gains on hedging activity in the Philippine Peso in connection with forward currency contracts that were acquired with our acquisition of EGS in 2009.

Provision for Income Taxes. Income taxes decreased $0.7 million, or 41.1%, to $1.1 million for the three months ended March 31, 2011, compared to $1.8 million for the three months ended March 31, 2010. The decrease was primarily due to redemption of a tax refund of $0.9 million from a foreign jurisdiction relating to a prior year tax matter. Foreign tax expense comprised of $0.9 million and $1.9 million for the three months ended March 31, 2011 and 2010, respectively. In the United States, where we operated at a loss for tax purposes, we recorded $0.2 million of income tax expense for the three months ended March 31, 2011. We operate in a number of countries outside the United States that are generally taxed at lower statutory rates than the United States and also benefit from tax holidays.

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

We made capital expenditures of $6.2 million, including those pursuant to capital leases, in the three months ended March 31, 2011, as compared to $3.9 million for the three months ended March 31, 2010. We expect to continue to make capital expenditures to build new service centers, meet new contract requirements and maintain and upgrade our technology.

On October 1, 2009, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”). The Notes were issued pursuant to the indenture among us, the Note Guarantors, and Wells Fargo, as trustee. The Notes were issued by us at an initial offering price of 95.454% of the principal amount. The Indenture contains restrictions on our ability to incur additional secured indebtedness under certain circumstances. The Notes mature on October 1, 2014. The Notes bear interest at a rate of 11.25% per annum. Interest on the Notes is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2010. The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, by the Note Guarantors and will be so guaranteed by any future domestic subsidiaries of ours, subject to certain exceptions. The Notes and the Note Guarantors’ guarantees of the Notes are secured by senior liens on our and the Guarantors’ Primary Notes Collateral and by junior liens on our and the Guarantors’ Primary ABL Collateral (each as defined in the Indenture).

On October 1, 2009, we, Stream Holdings Corporation, Stream International, Inc., Stream New York, Inc., Stream Global Solutions-US, Inc., Stream Global Solutions-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V., Stream International Service Europe B.V., and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”) entered into the Credit Agreement, with Wells Fargo Foothill, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for the Revolving Line of Credit of up to $100.0 million, including a $20.0 million sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The Revolving Line of Credit has a term of four years at an interest rate of either Wells Fargo’s base rate plus 375 basis points or LIBOR plus 400 basis points, at our discretion. The Revolving Line of Credit has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $20.0 million. At March 31, 2011, we had $83.5 million available under the Revolving Line of Credit. We were in compliance with the financial covenants as of March 31, 2011.

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of March 31, 2011, we had approximately $6.5 million of these letters of credit in place under our Revolving Line of Credit. The obligations under the letters of credit decline annually as the underlying obligations are satisfied.

Unrestricted cash and cash equivalents totaled $24.6 million for the three months ended March 31, 2011 which is a $3.3 million increase compared to $21.3 million for the three months ended March 31, 2010. Working capital increased $0.4 million to $111.6 million for the three months ended March 31, 2011, compared to $111.2 million for the three months ended March 31, 2010.

Net cash provided by operating activities totaled $26.8 million for the three months ended March 31, 2011, a $9.5 million increase from the $17.3 million provided in the three months ended March 31, 2010. The increase is primarily due to the $8.4 million reduction in net loss comparing March 31, 2011 to March 31, 2010.

Net cash used in investing activities totaled $5.1 million for the three months ended March 31, 2011 which is a $2.3 million increase from the $2.8 million provided by the period ended March 31, 2010.

Net cash used in financing activities totaled $17.0 million for the three months ended March 31, 2011, a $9.5 million increase from the $7.5 million of cash used in financing activities for the period ended March 31, 2010. The change was primarily due to repayment of debt.

Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. Dollars or vice versa, and generally mature in one to 18 months. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $227.1 million as of March 31, 2011 and $154.6 million as of March 31, 2010.

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

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Our risk management strategy includes the use of derivative instruments to reduce the effects on our operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, we exposes ourselves to counterparty credit risk.

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments, including capital leases, bear interest at variable rates. At March 31, 2011, we had outstanding borrowings under variable rate debt agreements that totaled approximately $12.4 million. A hypothetical 1% increase in the interest rate would have increased interest expense by approximately $0.1 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our variable rate borrowings reflects fair value due to their short-term and variable interest rate features.

We had no outstanding interest rate derivatives covering interest rate exposure at March 31, 2011.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using our service centers in Canada, India, the Dominican Republic, El Salvador, Egypt, the Philippines, Nicaragua and Costa Rica. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in the local currency of the country in which the contracts are serviced which creates foreign exchange exposure. We serve most of our EMEA-based clients using our service centers in the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, Denmark, Bulgaria, Egypt, Tunisia and South Africa. We typically bill our EMEA-based clients in EUROS or British Pound Sterling. While a substantial portion of the costs incurred to render services under these contracts are denominated in EUROS, a part is also denominated in the local currency in which the contracts are serviced which creates foreign exchange exposure.

The expenses from these foreign operations create exposure to changes in exchange rates between the local currencies and the contractual currencies – primarily the U.S. dollar and the EURO. As a result, we may experience foreign currency gains and losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. The majority of this exposure is related to work performed from call centers in Canada, India and the Philippines.

In order to manage the risk of these foreign currencies from strengthening against the currency used for billing, which thereby decreases the economic benefit of performing work in these countries, we may hedge a portion, although not 100%, of these foreign currency exposures. While our hedging strategy may protect us from adverse changes in foreign currency rates in the short term, an overall strengthening of the foreign currencies would adversely impact margins over the long term.

The following summarizes the relative (weakening)/strengthening of the U.S. Dollar against the local currency during the years presented:

	Three Months Ended March 31,
	2011	2010
U.S. Dollar vs. Canadian Dollar	(2.8%)	(3.0%)
U.S. Dollar vs. EURO	(5.7%)	6.4%
U.S. Dollar vs. Indian Rupee	0.4%	(4.0%)
U.S. Dollar vs. Philippine Peso	(1.3%)	(2.9%)
U.S. Dollar vs. S. African Rand	2.8%	(0.1%)
U.S. Dollar vs. U.K. Pound Sterling	(3.6%)	6.6%

Cash Flow Hedging Program

Substantially all of our subsidiaries use the respective local currency as their functional currency because they pay labor and operating costs in those local currencies. Certain of our subsidiaries in the Philippines use the U.S. dollar as their functional currency while paying their labor and operating cost in local currency. Conversely, revenue for most of our foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars and other non-local currencies. To mitigate against the risk of principally a weaker U.S. dollar, we purchase forward contracts to acquire the local currency of the foreign subsidiary at a fixed exchange rate at specific dates in the future. We have designated and account for certain of these derivative instruments as cash flow hedges where applicable, as defined by the authoritative guidance.

Given the significance of our foreign operations and the potential volatility of the certain of these currencies versus the U.S. dollar, we use forward purchases of Philippine peso, Canadian dollars, Euros, South African Rand and Indian rupees to minimize the impact of currency fluctuations. As of March 31, 2011, we had entered into forward contracts with financial institutions to acquire the following currencies:

Currency	Notional Value	USD Equivalent	Highest Rate	Lowest Rate
Philippine Peso	3,795,500	$109,417	48.52	43.27
Canadian Dollar	70,900	$72,935	1.04	0.97
Indian Rupee	1,062,500	$23,494	47.48	44.47
Euro	12,100	$17,174	1.41	1.41
South African Rand	28,000	$4,110	7.06	7.06

While we have implemented certain strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, we cannot ensure that we will not recognize gains or losses from international transactions, as this risk is part of transacting business in an international environment. Not every exposure is or can be hedged and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts for which actual results may differ from the original estimate. Failure to successfully hedge or anticipate currency risks properly could affect our consolidated operating results.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer, Kathryn V. Marinello, and our Chief Financial Officer, Dennis Lacey (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of March 31, 2011 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Stream in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have been named as a third-party defendant in a putative class action captioned Kambiz Batmanghelich, on behalf of himself and all others similarly situated and on behalf of the general public, v. Sirius XM Radio, Inc., filed in the Los Angeles County Superior Court on November 10, 2009, and removed to the United States District Court for the Central District of California. The Plaintiff alleges that Sirius XM Radio, Inc. recorded telephone conversations between Plaintiff and members of the proposed class of Sirius customers, on the one hand, and Sirius and its employees, on the other, without the Plaintiff’s and class members’ consent in violation of California’s telephone recording laws. The Plaintiff also alleges negligence and violation of the common law right of privacy, and seeks injunctive relief. We believe that we have meritorious defenses and we intend to vigorously defend against these claims. On December 21, 2009, Sirius XM Radio, Inc. filed a Third-Party Complaint in the action against us seeking indemnification for any defense costs and damages that result from the putative class action. On March 25, 2010, the Plaintiff filed an amended complaint that added us as a defendant. In March 2011, the court granted preliminary approval of a settlement proposal, conditionally certified the settlement class, and approved the form of class notice. Final approval of the settlement must still be granted by the court, following the process set forth in the court’s preliminary approval order.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. As of March 31, 2011, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2010, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the first quarter of 2011, our Compensation Committee approved the payment of applicable tax withholding on the vesting of restricted stock and restricted stock units held by certain members of our senior management team through the surrender by such shareholders and the repurchase by us of that number of the vested shares or units equal to the total tax withholding obligations divided by the fair market value of our common stock on the trading day preceding the vesting date. Such repurchases by us were not made pursuant to a publicly announced repurchase program. The aggregate number of shares repurchased by us from such executives is set forth in the table below.

Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased under the Plan or Program
January 2011
(January 1, 2011 – January 31, 2011)	3,595	$3.90	—	—
February 2011
(February 1, 2011 – February 28, 2011)	—	—	—	—
March 2011
(March 1, 2011 – March 31, 2011)	—	—	—	—

Total	3,595		—	—

ITEM 5.	OTHER INFORMATION

On April 28, 2011, we commenced a reduction in our workforce of approximately 140 non-agent employees in order to improve our responsiveness to our clients and their customers, as well as our own employees, by eliminating excess layers primarily focused on the top four management levels of our company. We estimate that we will record charges related to these reductions of approximately $3 million, which primarily reflect costs associated with one-time termination benefits. We expect that the majority of these costs will be paid out in the second quarter of 2011 and that substantially all costs will be paid out over the next twelve months.

ITEM 6.	EXHIBITS.

We are filing as part of this Report the Exhibits listed in the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAM GLOBAL SERVICES, INC.

May 4, 2011	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello Chairman, Chief Executive Officer and President (Principal Executive Officer)

May 4, 2011	By:	/s/ Dennis Lacey
Dennis Lacey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1*	2011 Management Incentive Plan (MIP) – Corporate SG&A for Managers and Above effective January 1, 2011. (Portions of this exhibit have been omitted pursuant to our request for confidential treatment. We have filed omitted portions separately with the SEC.).

10.2	Employment Agreement, dated as of January 13, 2011, by and between Brian Delaney and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2011 (File No. 001-33739) and incorporated herein by reference).

10.3	Separation Agreement, dated as of March 8, 2011, by and between Sheila M. Flaherty and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2011 (File No. 001-33739) and incorporated herein by reference).

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.