Form 10-Q
period 2011-06-30
Stream Global Services, Inc.
filed 2011-08-03
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

There were 76,527,031 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of August 2, 2011 (including shares of common stock that are part of the Registrant’s outstanding, publicly traded units and excluding treasury shares).

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	1

	Consolidated Statements of Operations for the three months ended June 30, 2011 and June 30, 2010 and the six months ended June 30, 2011 and June 30, 2010	2

	Consolidated Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2011	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24

SIGNATURES		25

Stream is a registered trademark of Stream Global Services, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STREAM GLOBAL SERVICES, INC.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2011 (unaudited)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$23,792	$18,489
Accounts receivable, net of allowance for bad debts of $400 and $714 at June 30, 2011 and December 31, 2010, respectively	158,170	180,211
Income taxes receivable	1,104	1,154
Deferred income taxes	15,500	15,665
Prepaid expenses and other current assets	19,541	20,371

Total current assets	218,107	235,890
Equipment and fixtures, net	80,177	80,859
Deferred income taxes	4,559	3,975
Goodwill	226,749	226,749
Intangible assets, net	74,887	83,674
Other assets	15,729	16,838

Total assets	$620,208	$647,985

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,806	$10,758
Accrued employee compensation and benefits	67,551	59,797
Other accrued expenses	29,039	29,989
Income taxes payable	1,859	1,796
Current portion of long-term debt	249	96
Current portion of capital lease obligations	8,922	9,100
Other liabilities	6,160	7,072

Total current liabilities	125,586	118,608
Long-term debt, net of current portion	212,557	217,199
Capital lease obligations, net of current portion	8,561	10,491
Deferred income taxes	21,930	21,838
Other long-term liabilities	18,288	20,131

Total liabilities	386,922	388,267
Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, shares authorized—1,000 shares authorized; issued and outstanding shares —0 shares issued and outstanding	—	—
Voting common stock, par value $0.001 per share, shares authorized—200,000 shares authorized; outstanding shares—76,406 and 80,101 shares at June 30, 2011 and December 31, 2010, respectively	80	80
Non-voting common stock, par value $0.001 per share, shares authorized—11,000 shares authorized; issued and outstanding shares—0 shares issued and outstanding	—	—
Additional paid-in-capital	345,418	344,192
Treasury stock, at cost (3,723 and 0 shares at June 30, 2011 and December 31, 2010, respectively)	(12,095)	—
Accumulated deficit	(101,420)	(83,447)
Accumulated other comprehensive income (loss)	1,303	(1,107)

Total stockholders’ equity	233,286	259,718

Total liabilities and stockholders’ equity	$620,208	$647,985

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$206,139	$183,904	$418,830	$380,479
Direct cost of revenue	124,148	110,283	246,102	222,866

Gross profit	81,991	73,621	172,728	157,613

Operating expenses:
Selling, general and administrative expenses	67,235	63,954	136,037	132,520
Severance, restructuring and other charges, net	6,272	3,364	6,146	4,972
Depreciation and amortization expense	15,160	16,536	29,745	32,965

Total operating expenses	88,667	83,854	171,928	170,457

Income (loss) from operations	(6,676)	(10,233)	800	(12,844)

Other expenses, net:
Interest expense, net	7,144	7,530	14,404	15,132
Foreign currency loss	165	1,980	1,410	432
Other (income) expense, net	—	(2)	—	(2)

Total other expenses, net	7,309	9,508	15,814	15,562

Loss before provision for income taxes	(13,985)	(19,741)	(15,014)	(28,406)
Provision for income taxes	1,893	1,764	2,959	3,574

Net loss	(15,878)	(21,505)	(17,973)	(31,980)
Net loss per share:
Basic and diluted	$(0.20)	$(0.27)	$(0.23)	$(0.40)
Shares used in computing per share amounts:
Basic and diluted	79,006	80,567	79,566	80,289

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the six months ended June 30, 2011

(Unaudited)

(In thousands)

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances at December 31, 2010	80,101	$80	$344,192	$—	$(83,447)	$(1,107)	$259,718
Net loss	—	—	—	—	(17,973)	—	(17,973)
Currency translation adjustment	—	—	—	—	—	4,450	4,450
Unrealized loss on derivatives	—	—	—	—	—	(2,040)	(2,040)

Comprehensive income	—	—	—	—	—	—	(15,563)
Repurchase of common stock	(3,723)	—	—	(12,095)	—	—	(12,095)
Stock option exercises and vesting of restricted stock	28	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,237	—	—	—	1,237
Taxes withheld on restricted stock	—	—	(11)	—	—	—	(11)

Balances at June 30, 2011	76,406	$80	$345,418	$(12,095)	$(101,420)	$1,303	$233,286

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net loss	$(17,973)	$(31,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,745	32,965
Amortization of bond discount and debt issuance costs	1,944	1,729
Deferred taxes	(195)	676
Loss on impairment or disposal of assets	29	244
Noncash stock compensation	1,237	2,771
Changes in operating assets and liabilities:
Accounts receivable	25,852	4,487
Income taxes receivable	36	690
Prepaid expenses and other current assets	(996)	(845)
Other assets	65	955
Accounts payable	855	(2,293)
Accrued expenses and other liabilities	2,210	(4,107)

Net cash provided by operating activities	42,809	5,292
Investing Activities:
Additions to equipment and fixtures	(16,721)	(6,491)

Net cash used in investing activities	(16,721)	(6,491)
Financing activities:
Net borrowings (repayments) on line of credit	(5,638)	9,699
Payments on long-term debt	(98)	(44)
Payment of capital lease obligations	(4,891)	(3,344)
Proceeds from issuance of debt	466	—
Proceeds from capital leases	—	1,670
Proceeds from exercise of warrants	—	2,288
Proceeds from issuance of common stock related to pre-emptive rights and stock options	—	268
Tax payments on withholding of restricted stock	(11)	(125)
Repurchase of common stock	(12,095)	—
Repurchase of warrants	—	(1,608)

Net cash used in financing activities	(22,267)	8,804
Effect of exchange rates on cash and cash equivalents	1,482	(1,091)
Net increase in cash and cash equivalents	5,303	6,514
Cash and cash equivalents, beginning of period	18,489	14,928

Cash and cash equivalents, end of period	$23,792	$21,442
Supplemental cash flow information:
Cash paid for interest	$12,661	$12,804
Cash paid for income taxes	4,757	5,179
Noncash financing activities:
Loss (gain) on foreign exchange forward contracts	2,040	1,760
Capital lease financing	2,668	3,765

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

June 30, 2011

(Unaudited)

(In thousands, except per share amounts)

Note 1—Our Business

Stream Global Services, Inc. (“Stream,” the “Company,” “we,” “us,” or “our”) is a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support, for Fortune 1000 companies. Our clients include leading technology, computing, telecommunications, retail, entertainment/media, and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across 50 locations in 23 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

Note 2—Basis of Presentation

Our consolidated financial statements as of June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 and 2010 include our accounts and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made in the June 30, 2010 consolidated financial statements to conform to the 2011 financial statement presentation. The reclassifications have no impact on net loss.

For the three months ended June 30, 2010:

	As previously reported in June 30, 2010 financial statements	Reclassification amounts		June 30, 2010 as reclassified
Direct cost of revenue	110,996	(713	)(1)	110,283
Selling, general and administrative expenses	64,480	(526	)(2)	63,954
Severance, restructuring and other charges, net	2,838	526	(2)	3,364
Foreign currency loss (gain)	1,267	713	(1)	1,980

For the six months ended June 30, 2010:

	As previously reported in June 30, 2010 financial statements	Reclassification amounts		June 30, 2010 as reclassified
Direct cost of revenue	223,836	(970	)(1)	222,866
Selling, general and administrative expenses	133,744	(1,224	)(2)	132,520
Severance, restructuring and other charges, net	3,748	1,224	(2)	4,972
Foreign currency loss (gain)	(538)	970	(1)	432

(1)	Reclassification of realized gains on effective cash flow hedges from Foreign currency loss (gain) to Direct cost of revenue in our consolidated statement of operations.
(2)	Reclassification of non-agent severance related costs from Selling, general and administrative expenses to Severance, restructuring and other charges, net in our consolidated statement of operations.

We have evaluated subsequent events through the date these financial statements were issued.

Note 3—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011, or for any other interim period or future year.

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

Foreign Currency Translation and Derivative Instruments

We account for derivative financial instruments utilizing the authoritative guidance. We utilize forward contracts generally expiring within one to 18 months to reduce our foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in foreign currencies. Upon proper designation, certain of these contracts are accounted for as cash flow hedges, as defined by the authoritative guidance. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to counterparty credit risk. We do not believe that we are exposed to a concentration of credit risk with our derivative financial instruments as the counterparties are well established institutions and counterparty credit risk information is monitored on an ongoing basis.

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

As of June 30, 2011 and December 31, 2010, we had approximately $218,636 and $233,183, respectively, of foreign exchange risk hedged using forward exchange contracts. As of June 30, 2011, the forward exchange contracts we held were comprised of $138,305 of contracts determined to be effective cash flow hedges and $80,332 of contracts for which we elected not to apply hedge accounting.

As of June 30, 2011, the fair market value of those derivative instruments designated as cash flow hedges was a gain of $3,600. As of June 30, 2011, the fair market value of derivatives for which we elected not to apply hedge accounting was a loss of $2. As of June 30, 2011, $3,136 of gains, net of tax, may be reclassified to earnings within the next 12 months based on current foreign exchange rates.

For the three and six months ended June 30, 2011, we realized gains of $419 and $2,218, respectively, on hedges for which we elected to not apply hedge accounting. For the three and six months ended June 30, 2011, we realized gains of $1,602 and $3,153, respectively, on hedges which were deemed effective cash flow hedges. For the three and six months ended June 30, 2011, we realized no gain and a gain of $298, respectively, on hedges which were determined to be ineffective cash flow hedges. All realized gains resulting from hedges not deemed to be effective for the periods were reflected in Foreign currency loss (gain) in the Statement of Operations.

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

	June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Forward exchange contracts	$3,598	$—	$3,598	$—

Total	$3,598	$—	$3,598	$—

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

Net Income (Loss) Per Share

The following common stock equivalents were excluded from computing diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

	Six months ended June 30, 2011	Six months ended June 30, 2010
Options to purchase common stock at $6.00 per share	5,669	8,030
Pre-emptive rights at $6.00 per share	17,849	17,856
Publicly held warrants at $6.00 per share	7,326	7,329
Restricted stock units	124	645

Total options, warrants and restricted stock units exercisable into common stock	30,968	33,860

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

Note 4—Goodwill and Intangibles

Goodwill and Indefinite Lived Intangible Assets

We evaluate goodwill and indefinite lived intangible assets for impairment annually and whenever events or changes in circumstances suggest that the carrying value of goodwill and indefinite lived intangible assets may not be recoverable. No impairment of goodwill and indefinite lived intangible assets resulted from our most recent evaluation of goodwill and indefinite lived intangible assets for impairment, which occurred in the fourth quarter of 2010, or in any of the periods presented. Our next annual impairment assessment will be conducted in the fourth quarter of 2011.

Intangible Assets

We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows that the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in the statement of operations is the amount by which the carrying value of the assets exceeds their fair value, determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.

Intangibles and Amortization

Intangible assets at June 30, 2011 consisted of the following:

	Estimated useful life	Weighted average remaining life	Gross cost	Accumulated amortization	Net
Customer relationships	Up to 10 years	6.3	$98,749	$41,249	$57,500
Technology-based intangible assets	5 years	2.2	2,378	1,091	1,287
Trade names	indefinite	indefinite	16,197	97	16,100

			$117,324	$42,437	$74,887

Future amortization expense of our intangible assets for the next five years is expected to be as follows:

	Remainder of 2011	2012	2013	2014	2015	2016
Amortization	$8,216	$14,331	$11,497	$7,571	$5,652	$4,435

Note 5—Warrants and Treasury Stock

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

During the three and six months ended June 30, 2011, holders of our publicly traded warrants did not exercise any warrants.

As of June 30, 2011, Stream had 7,357 public warrants outstanding, including 31 warrants embedded in our units. The exercise of our public warrants triggers certain participation rights held by the following shareholders: Ares Management, Ayala Corporation and Providence Equity Partners (collectively, the “Participating Stockholders”). The Participating Stockholders have participation rights to purchase in the aggregate, for $6.00 per share, such number of shares of our common stock equal to 2.4364 multiplied by the number of shares issued upon exercise of the public warrants up to a maximum of 17,925 shares. These participation rights expire when the public warrants expire on October 17, 2011 and are reduced pro rata as the numbers of public warrants outstanding are reduced.

On June 6, 2011, we purchased 3,723 shares of common stock of the Company pursuant to a Securities Purchase Agreement among us, Trillium Capital LLC, a Delaware limited liability company and R. Scott Murray, our former chief executive officer, for a purchase price of $3.25 per share. The $3.25 purchase price was less than the trading price on June 6, 2011. The shares were placed into treasury stock.

Note 6—Severance, Restructuring and Other Charges, Net

During the three and six months ended June 30, 2011 we recorded a net expense of $6,272 and $6,146, respectively, primarily related to salary continuation related to a reduction in workforce that occurred in second quarter of 2011, the release of lease exit liabilities established at one of our facilities and direct third party transaction related expenses incurred related to the review and pursuit of business development related activities. During the three and six months ended June 30, 2010 we recorded charges of $3,364 and $4,972 primarily related to lease exit liabilities established in vacated locations and charges related to changes in leadership and management positions within the company.

Severance, restructuring and other charges, net, consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Severance related to reductions in non-agent workforce	$5,578	$526	$6,115	$1,224
(Release) establishment of lease exit liability	262	3,018	(595)	3,540
Transaction related expense	970	(180)	972	208
Litigation settlements	(655)	—	(655)	—
Other	117	—	309	—

Severance, restructuring and other charges, net	$6,272	$3,364	$6,146	$4,972

A rollforward of the activity in the Company’s restructuring liabilities is as follows (amounts in thousands):

	Reduction in work-force	Closure of call centers	Total
Balance at December 31, 2010	$2,491	$2,807	$5,298
Expense	6,115	226	6,341
Cash Paid	(2,804)	(641)	(3,445)
Reversals (1)	—	(1,227)	(1,227)

Balance at June 30, 2011	$5,802	$1,165	$6,967

(1)	As previously disclosed, during the six months ended June 30, 2011 we reversed a previously recorded lease exit reserve.

Note 7—Equipment and Fixtures, Net

Equipment and fixtures, net, consist of the following:

	June 30, 2011	December 31, 2010
Furniture and fixtures	$12,985	$11,161
Building improvements	41,467	36,196
Computer equipment	44,157	37,200
Software	24,737	21,935
Telecom and other equipment	49,473	46,519
Equipment and fixtures not yet placed in service	3,568	1,232

	$176,387	$154,243
Less: accumulated depreciation	(96,210)	(73,384)

	$80,177	$80,859

Note 8—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following:

	June 30, 2011	December 31, 2010
Compensation related amounts	$36,822	$31,805
Vacation liabilities	15,574	12,646
Medical and dental liabilities	2,175	1,860
Employer taxes	1,775	2,825
Retirement plans	8,640	8,146
Other benefit related liabilities	2,565	2,515

	$67,551	$59,797

Note 9—Other Accrued Expenses and Other Liabilities

Other accrued expenses consist of the following:

	June 30, 2011	December 31, 2010
Professional fees	$7,563	$7,151
Accrued interest	5,940	5,921
Occupancy expense	2,262	2,250
Technology expense	3,043	3,116
Other accrued expenses	10,231	11,551

	$29,039	$29,989

Other liabilities consist of the following:

	June 30, 2011	December 31, 2010
Lease exit liability	$908	$1,743
Deferred revenue	659	365
Market lease reserves	3,197	3,930
Other	1,396	1,034

Total other current liabilities	$6,160	$7,072
Other long-term liabilities consist of the following:
Deferred rent	1,175	1,433
Accrued income taxes	12,831	12,268
Market lease reserves	1,448	2,750
Asset retirement obligation	2,181	2,053
Other	653	1,627

Total other long-term liabilities	$18,288	$20,131

Note 10—Long-Term Debt and Revolving Credit Facility

We and certain of our subsidiaries (collectively, the “Borrowers”) entered into a credit agreement, dated as of October 1, 2009 (the “Credit Agreement”), as amended by the First Amendment to Credit Agreement dated June 3, 2011, with Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “Revolving Line of Credit”) of up to $100,000, including a $20,000 sub-limit for letters of credit. The Revolving Line of Credit has a maturity of four years at an interest rate of either Wells Fargo’s base rate plus 275 basis points or LIBOR plus 375 basis points, at our discretion. We capitalized fees of $7,815 and $3,929 associated with the $200,000 aggregate principal amount of 11.25% Senior Secured Notes due 2014, which were issued on October 1, 2009 (the “Notes”) and the Credit Agreement, respectively, at the inception of these agreements that are being amortized over their respective lives. For the three and six months ended June 30, 2011, we amortized $587 and $1,164 of such capitalized fees. Substantially all of our assets, excluding intangible assets, secure the Notes and the Revolving Line of Credit. See Note 15 for Guarantor Financial Information.

At June 30, 2011, we are in compliance with the covenants of our Revolving Line of Credit. The Revolving Line of Credit has a fixed charge financial ratio covenant that is operative when our availability under the line is less than $20.0 million. On a trailing four quarters basis, Consolidated EBITDA less Capital Expenditures (net of amounts financed by capital leases) must be at least 1.1 times Fixed Charges, each as defined in the Credit Agreement. For the reporting period ending June 30, 2011, the ratio was 1.0, which is less than the requirement of 1.1. This results from a cap on the amount of cash severance and restructuring costs which may be excluded from Consolidated EBITDA in this calculation. However, as a result of our significant availability under the line, we are in compliance with the Credit Agreement. We are initiating discussions with our lenders to expand this cap. For the availability portion of the test, we had approximately $55.3 million in excess availability versus the covenant (i.e., availability of $75.3 million less the required $20 million, below which the covenant would become operative).

Long-term borrowings consist of the following:

	June 30, 2011	December 31, 2010
Revolving line of credit	$18,868	$24,506
11.25% Senior Secured Notes	200,000	200,000
Other	516	147

	219,384	224,653
Less: current portion	(249)	(96)
Less: discount on notes payable	(6,578)	(7,358)

Long-term debt	$212,557	$217,199

Minimum principal payments on long-term debt subsequent to June 30, 2011 are as follows:

Total
2011	$261
2012	255
2013	18,868
2014	200,000

Total	$219,384

We had Letters of Credit in the aggregate outstanding amounts of $5,716 at June 30, 2011 and $6,936 at December 31, 2010, respectively.

We had $171 and $161 of restricted cash as of June 30, 2011 and December 31, 2010, respectively.

Note 11—Income Taxes

The domestic and foreign source component of loss before taxes is as follows:

	Six months ended June 30, 2011	Six months ended June 30, 2010
Total US	$(24,052)	$(36,937)
Total Foreign	9,038	8,531

Total	$(15,014)	$(28,406)

The provisions for income taxes for the six months ended June 30, 2011 and 2010 relate primarily to the foreign source component of loss before tax. Our operations in countries outside the United States are generally taxed at lower statutory rates and also benefit from tax holidays. The decrease in foreign tax expense for the six months ended June 30, 2011 was primarily due to the previously unrecognized benefit related to the current period receipt of a tax refund in a foreign jurisdiction.

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

As of June 30, 2011 and December 31, 2010, the liability for unrecognized tax benefits (including interest and penalties) was $14,310 and $13,227, respectively, of which $12,831 and $12,268, respectively, was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is approximately $1,599 of un-benefitted tax losses which would be realized if the related uncertain tax positions were settled. As of December 31, 2010, we had reserved $2,635 for accrued interest and penalties, which increased to $3,032 as of June 30, 2011. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. The total amount of net unrealized tax benefits that would affect the income tax expense, if ever recognized in our consolidated financial statements, is $13,451. This amount includes interest and penalties of $3,032. We estimate that within the next 12 months, our unrecognized tax benefits, and interest and penalties, could decrease as a result of settlements with taxing authorities or the expiration of the statute of limitations by $2,080 and $1,032, respectively.

Note 12—Stock Options

The 2008 Stock Incentive Plan (the “Plan”) provides for the grant of incentive and nonqualified stock options. The Plan has authorized grants of up to 10,000 shares of common stock at an exercise price of not less than 100% of the fair value of the common stock at the date of grant. The Plan provides that the options shall have terms not to exceed ten years from the grant date. During the six months ended June 30, 2011 and 2010, we granted options to purchase 1,105 and 1,955, respectively, shares of our common stock to our employees. Generally, the options vest over a five-year period.

During the six-month period ended June 30, 2011 and 2010, 1,768 and 1,160, respectively, stock option grants were vested, zero and 35, respectively, were exercised, and 1,744 and 868, respectively, were forfeited.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the six months ended June 30, 2011 and 2010:

	Six months ended June 30, 2011	Six months ended June 30, 2010
Option term (years)	6.380	6.375
Volatility	67.15% - 67.39%	63.71% - 67.74%
Risk-free interest rate	1.98 - 2.62%	2.42 - 3.06%
Dividend yield	0%	0%
Weighted-average grant date fair value per option granted	$1.81	$3.95

The option term was calculated under the simplified method for all option grants issued during the quarters ended June 30, 2011 and 2010, as we do not have a long history of granting options. The volatility assumption is based on a weighted average of the historical volatilities for Stream and its peer group. The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term in options.

Stock options under the Plan during the six months ended June 30, 2011 were as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2010	6,308	$6.13	—	7.64
Granted	1,105	5.31	$1.81
Exercised	—	—
Forfeited or canceled	1,744	6.15

Outstanding at June 30, 2011	5,669	$5.96		6.67

At June 30, 2011, stock options to purchase 1,768 shares with a weighted-average exercise price of $6.12 were exercisable. The weighted average remaining contractual term of options exercisable at June 30, 2011 was 3.69 years. The total fair value of options vested during the six months ended June 30, 2011 was $1,142. On June 30, 2011, there were 4,623 options outstanding, vested, and expected to vest (including forfeiture adjusted unvested shares) with a weighted average exercise price of $6.00 and a weighted average remaining contractual term of 6.16 years.

For the three months ended June 30, 2011 and 2010, we recognized net stock compensation expense of $432 and $1,124, respectively, for the stock options in the table above.

For the six months ended June 30, 2011 and 2010, we recognized net stock compensation expense of $1,073 and $2,268, respectively, for the stock options in the table above.

As of June 30, 2011 and December 31, 2010, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of the shares of exercisable stock options at June 30, 2011 and December 31, 2010 was zero. The aggregate intrinsic value of options exercised for the three months ended June 30, 2011 and 2010, was zero and $19, respectively.

As of June 30, 2011 and December 31, 2010, there was $5,084 and $7,203, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.62 years from issue date.

Restricted stock award activity during the six months ended June 30, 2011 was as follows:

	Number of Shares	Weighted average Grant- Date Fair Value
Unvested December 31, 2010	399	$6.37
Granted	—	—
Vested	27	6.22
Forfeited	248	6.32

Unvested June 30, 2011	124	$6.50

For the three months ended June 30, 2011 and 2010, we recognized net compensation expense of $60 and $318, respectively, for the restricted stock awards.

For the six months ended June 30, 2011 and 2010, we recognized net compensation expense of $164 and $503, respectively, for the restricted stock awards. Restricted stock awards vest either quarterly over four years for grants in 2008 or semi-annually over five years for grants after 2008.

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

The following table presents geographic information regarding our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Americas	$146,103	$135,837	$300,365	$279,168
EMEA	60,036	48,067	118,465	101,311

	$206,139	$183,904	$418,830	$380,479

	June 30, 2011	December 31, 2010
Total assets:
Americas	$533,375	$569,325
EMEA	86,833	78,660

	$620,208	$647,985

We derive significant revenues from three significant clients. At June 30, 2011, three of our largest clients are global computer companies. The percentage of revenue for each of these clients is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dell	12%	18%	13%	19%
Hewlett Packard	10%	13%	10%	14%
Microsoft	10%	3%	10%	3%

Related accounts receivable from these three clients were 18%, 11% and 5%, respectively, of our total accounts receivable at June 30, 2011.

Note 15—Guarantor Financial Information

The Notes are guaranteed by Stream, which is our parent company, along with certain of our wholly owned subsidiaries. Such guarantees are full, unconditional and joint and several. Condensed consolidating financial information related to Stream, our guarantor subsidiaries and our non-guarantor subsidiaries as of June 30, 2011 are reflected below:

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2011

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$169,065	$37,074	$—	$206,139
Intercompany	—	22,160	81,530	(103,690)	—

	—	191,225	118,604	(103,690)	206,139
Direct cost of revenue
Customers	—	55,723	68,425		124,148
Intercompany	—	94,413	9,277	(103,690)	—

	—	150,136	77,702	(103,690)	124,148
Gross Profit	—	41,089	40,902	—	81,991
Operating expenses	610	48,417	39,640	—	88,667
Non-operating expenses	7,156	(2,127)	2,280	—	7,309
Equity in Earnings of Subsidiaries	8,112	—	—	(8,112)	—

Income (loss) before income taxes	(15,878)	(5,201)	(1,018)	8,112	(13,985)

Provision (benefit) for income taxes	—	337	1,556	—	1,893

Net income (loss)	$15,878	$(5,538)	$(2,574)	$8,112	$(15,878)

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2011

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$340,440	$78,390	$—	$418,830
Intercompany	—	44,588	157,361	(201,949)	—

	—	385,028	235,751	(201,949)	418,830
Direct cost of revenue
Customers	—	112,536	133,566		246,102
Intercompany	—	183,410	18,539	(201,949)	—

	—	295,946	152,105	(201,949)	246,102
Gross Profit	—	89,082	83,646	—	172,728
Operating expenses	1,444	95,568	74,916	—	171,928
Non-operating expenses	13,934	(4,795)	6,675	—	15,814
Equity in Earnings of Subsidiaries	2,595	—	—	(2,595)	—

Income (loss) before income taxes	(17,973)	1,691	2,055	2,595	(15,014)

Provision (benefit) for income taxes	—	537	2,422	—	2,959

Net income (loss)	$(17,973)	$(2,228)	$(367)	$2,595	$(17,973)

Condensed Consolidating Balance Sheet

As of June 30, 2011

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$7	$4,676	$19,109	$—	$23,792
Accounts receivable, net	—	132,553	25,617	—	158,170
Other Current Assets	2,467	24,920	8,758	—	36,145

Total current assets	2,474	162,149	53,484	—	218,107
Equipment and fixtures, net and other assets	5,387	45,044	50,034	—	100,465
Investment in Subsidiary	448,038	73,814	17	(521,869)	—
Goodwill and intangible assets, net	—	183,202	118,434	—	301,636

Total assets	$455,899	$464,209	$221,969	$(521,869)	$620,208

Liabilities and Stockholders’ Equity
Current liabilities	$10,322	$49,045	$66,219	$—	$125,586
Long-term liabilities	212,291	40,522	8,523	—	261,336
Total shareholders’ equity (deficit)	233,286	374,642	147,227	(521,869)	233,286

Total liabilities and stockholders’ equity	$455,899	$464,209	$221,969	$(521,869)	$620,208

Condensed Statements of Cash Flows

For the six months ended June 30, 2011

(Unaudited)

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(4,948)	$26,688	$21,069	$—	$42,809
Cash Flows from investing activities:
Investment in Subsidiary	—	(62,390)	62,390	—	—
Additions to equipment and fixtures, net	—	(7,677)	(9,044)	—	(16,721)

Net cash provided by (used in) investing activities	—	(70,067)	(53,346)	—	(16,721)

Cash Flows from financing activities:
Net borrowings (repayments) on line of credit	(5,638)	—	—	—	(5,638)
Net borrowings (repayments) on long term debt	—	368	—	—	368
Net borrowings (repayments) on capital leases	—	(3,542)	(1,349)	—	(4,891)
Net Intercompany	22,695	50,908	(73,603)	—	—
Proceeds from issuance of common stock related to pre-emptive rights and stock options	—	—	—	—	—
Tax withholding on Restricted Stock	(11)	—	—	—	(11)
Proceeds from exercise of warrants	(12,095)	—	—	—	(12,095)
Re-purchase of warrants	—	—	—	—	—

Net cash provided by financing activities	4,951	47,734	(74,952)	—	(22,267)
Effect of exchange rates on cash and cash equivalents	—	(2,110)	3,592	—	1,482

Net increase (decrease) in cash and cash equivalents	3	2,245	3,055	—	5,303

Cash and cash equivalents, beginning of period	6	2,431	16,052	—	18,489

Cash and cash equivalents, end of period	$9	$4,676	$19,107	$—	$23,792

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our Business

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support, for Fortune 1000 companies. Our clients include leading computing/hardware, telecommunications/service providers, software/networking, entertainment/media, retail, travel, healthcare and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across 50 locations in 23 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

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

Critical Accounting Policies

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, self-insurance reserves, litigation and restructuring liabilities, and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

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

The carrying value of equipment and fixtures to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with authoritative guidance. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets. Occasionally, we redeploy equipment and fixtures from underutilized centers to other locations to improve capacity utilization. We estimate the fair value of our asset retirement obligations, if any, associated with the retirement of tangible long-lived assets such as property and equipment when the long-lived asset is acquired, constructed, or developed through normal operations.

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

On September 23, 2009, the FASB ratified Emerging Issues Task Force (EITF) Issue 08-1 and EITF Issue 09-3, resulting in the issuance of accounting standard updates ASU 2009-13 and ASU 2009-14. We adopted the new accounting standards January 1, 2011. Under the new guidance, when vendor specific objective evidence or third party evidence for multi-element deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of the new accounting standards resulted in no change to our recognition of revenue.

Results of Operations

Three months ended June 30, 2011 compared with three months ended June 30, 2010

Revenue. Revenues increased $22.2 million, or 12.1%, to $206.1 million for the three months ended June 30, 2011, compared to $183.9 million for the three months ended June 30, 2010. The increase is primarily attributable to new business won in 2010, expansion with existing clients and approximately $6.6 million due to fluctuations in currency exchange rates.

Revenues for services performed in our United States and Canadian service centers increased $6.1 million, or 8.5%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Revenues for services performed in European service centers increased $9.8 million, or 29.3%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. This increase is partly attributable to the strengthening of the European currencies relative to the U.S. Dollar resulting in approximately $5.7 million additional revenue in second quarter of 2011 on a constant currency basis. Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, Costa Rica, the Dominican Republic, Tunisia and Egypt increased $6.3 million, or 8.1%, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Revenues in our offshore service centers represented 41.1% of consolidated revenues for the three months ended June 30, 2011, compared to 42.7% in the same period in 2010.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $13.8 million, or 12.5%, to $124.1 million for the three months ended June 30, 2011, compared to $110.3 million for the three months ended June 30, 2010. The increase is primarily attributable to the payroll-related cost to service higher revenue and agent bonus programs in place for the current year.

Gross Profit. Gross profit increased $8.4 million, or 11.4%, to $82.0 million for the three months ended June 30, 2011 from $73.6 million for the three months ended June 30, 2010. Gross profit as a percentage of revenue was 39.8% and 40.0% for the three months ended June 30, 2011 and 2010, respectively. The decrease in gross margin percentage was partly attributed to increased training costs.

Operating Expenses. Operating expenses consists of selling, general and administrative expense, severance, restructuring and other charges, net and depreciation and amortization expense. Operating expenses increased $4.8 million, or 5.7%, to $88.7 million for the three months ended June 30, 2011, compared to $83.9 million for the three months ended June 30, 2010. Operating expenses as a percentage of revenues decreased to 43.0% for the three months ended June 30, 2011 compared to 45.6% for the three months ended June 30, 2010 primarily as a result of the decreases in depreciation and amortization, higher revenue and the effect of the reduction in work-force that was conducted in early second quarter.

Selling, general and administrative expense increased from $64.5 million for the three months ended June 30, 2010 to $67.2 million, or 5.0%, for the three months ended June 30, 2011. As a percentage of revenue, selling, general and administrative expense decreased from 34.8% for the three months ended June 30, 2010 to 32.6% for the three months ended June 30, 2011.

Severance, restructuring and other charges were $6.3 million and $3.4 million for the three months ended June 30, 2011 and 2010, respectively. The charge in 2011 principally relates to severance costs of $5.6 million in connection with a reduction in non-agent staffing during the quarter and $1.0 million incurred in pursuit of a business combination that was not consummated. The charge in 2010 related to non-agent severance, lease exit costs, and facility impairment charges.

Depreciation and amortization decreased $1.3 million per the scheduled decline in amortization expense for intangible assets and certain fixed assets becoming fully depreciated.

Other Expenses, Net. Other expenses, net decreased $2.2 million, or 23.2%, to $7.3 million for the three months ended June 30, 2011, compared to $9.5 million for the three months ended June 30, 2010. Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the three months ended June 30, 2011, we recorded $0.2 million in losses versus a loss of $2.0 million for the comparable period in the prior year. The majority of our losses in 2010 related to unrealized gains on hedging activity in the Philippine Peso in connection with forward currency contracts that were acquired with our acquisition of EGS in 2009.

Provision for Income Taxes. Income taxes increased $0.1 million, or 5.6%, to $1.9 million for the three months ended June 30, 2011, compared to $1.8 million for the three months ended June 30, 2010. Foreign tax expense was comprised of $1.7 million for both of the three months ended June 30, 2011 and 2010. In the United States, where we operated at a loss for tax purposes, we recorded $0.2 million of state income tax expense for the three months ended June 30, 2011. We operate in a number of countries outside the United States that are generally taxed at lower statutory rates than the United States and also benefit from tax holidays in some foreign locations.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

Revenue. Revenues increased $38.3 million, or 10.1%, to $418.8 million for the six months ended June 30, 2011, compared to $380.5 million for the six months ended June 30, 2010. The increase is primarily attributable to new business won in 2010, expansion with existing clients and approximately $6.7 million due to fluctuations in currency exchange rates.

Revenues for services performed in our United States and Canadian service centers increased $16.0 million, or 10.9%, for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Revenues for services performed in European service centers increased $15.2 million, or 21.2%, for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. This increase is attributable to the addition of customers and the strengthening of the European currencies relative to the U.S. Dollar resulting in approximately $5.0 million additional revenue in the first six months of 2011 on a constant currency basis. Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, Costa Rica, the Dominican Republic, Tunisia and Egypt increased $7.1 million, or 4.4%, for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Revenues in our offshore service centers represented 40.3% of consolidated revenues for the six months ended June 30, 2011, compared to 42.4% in the same period in 2010.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $23.2 million, or 10.4%, to $246.1 million for the six months ended June 30, 2011, compared to $222.9 million for the six months ended June 30, 2010. The increase is primarily attributable to the payroll-related cost to service higher revenue.

Gross Profit. Gross profit increased $15.1 million, or 9.6%, to $172.7 million for the six months ended June 30, 2011 from $157.6 million for the six months ended June 30, 2010. Gross profit as a percentage of revenue was consistent at 41.2% in both the six months ended June 30, 2011 and 2010.

Operating Expenses. Operating expenses consists of selling, general and administrative expense, severance , restructuring and other charges, net and depreciation and amortization expense. Operating expenses increased $1.4 million, or 0.8%, to $171.9 million for the six months ended June 30, 2011, compared to $170.5 million for the six months ended June 30, 2010. Operating expenses as a percentage of revenues decreased to 41.0% for the six months ended June 30, 2011 compared to 44.8% for the six months ended June 30, 2010, primarily as a result of the decreases in depreciation and amortization, higher revenue and the effect of the reduction in work-force that was conducted in early second quarter.

Selling, general and administrative expense grew from $133.7 million for the six months ended June 30, 2010 to $136.0 million, or 2.6%, for the six months ended June 30, 2011.

Severance, restructuring and other charges, net were a charge of $6.1 million and $5.0 million for the six months ended June 30, 2011 and 2010, respectively. The charge in 2011 principally relates to severance costs of $6.1 million in connection with a reduction in non-agent staffing during the second quarter. The charge in 2010 relates to non-agent severance, lease exit costs, and facility impairment charges.

Depreciation and amortization decreased $3.3 million per the scheduled step down of amortization expense and certain fixed assets becoming fully depreciated.

        Other Expenses, Net. Other expenses, net increased $0.2 million, or 1.3%, to $15.8 million for the six months ended June 30, 2011, compared to $15.6 million for the six months ended June 30, 2010. Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the six months ended June 30, 2011, we recorded a loss of $1.4 million versus $0.4 million for the comparable period in the prior year.

        Provision for Income Taxes. Income taxes decreased $0.6 million, or 16.7%, to $3.0 million for the six months ended June 30, 2011, compared to $3.6 million for the six months ended June 30, 2010. Foreign tax expense comprised of $2.6 million and $3.4 million for the six months ended June 30, 2011 and 2010, respectively. In the United States, where we operated at a loss for tax purposes, we recorded $0.3 million of state income tax expense for the six months ended June 30, 2011. We operate in a number of countries outside the United States that are generally taxed at lower statutory rates than the United States and also benefit from tax holidays in some foreign locations.

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

We made capital expenditures of $19.4 million, including those pursuant to capital leases, in the six months ended June 30, 2011, as compared to $10.3 million for the six months ended June 30, 2010. We expect to continue to make capital expenditures to build new service centers, meet new contract requirements and maintain and upgrade our technology.

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

On October 1, 2009, we, Stream Holdings Corporation, Stream International, Inc., Stream New York, Inc., Stream Global Services-US, Inc., Stream Global Services-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V., Stream International Service Europe B.V., and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”) entered into the Credit Agreement, as amended by the First Amendment to Credit Agreement dated June 3, 2011, with Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for the Revolving Line of Credit of up to $100.0 million, including a $20.0 million sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The Revolving Line of Credit has a term of four years at an interest rate of either Wells Fargo’s base rate plus 275 basis points or LIBOR plus 375 basis points, at our discretion. Substantially all of our assets, excluding intangible assets, secure the Notes and the Revolving Line of Credit. See Note 15 for Guarantor Financial Information.

At June 30, 2011, we are in compliance with the covenants of our Revolving Line of Credit. The Revolving Line of Credit has a fixed charge financial ratio covenant that is operative when our availability under the line is less than $20.0 million. On a trailing four quarters basis, Consolidated EBITDA less Capital Expenditures (net of amounts financed by capital leases) must be at least 1.1 times Fixed Charges, each as defined in the Credit Agreement. For the reporting period ending June 30, 2011, the ratio was 1.0, which is less than the requirement of 1.1. This results from a cap on the amount of cash severance and restructuring costs which may be excluded from Consolidated EBITDA in this calculation. However, as a result of our significant availability under the line, we are in compliance with the Credit Agreement. We are initiating discussions with our lenders to expand this cap. For the availability portion of the test, we had approximately $55.3 million in excess availability versus the covenant (i.e., availability of $75.3 million less the required $20 million, below which the covenant would become operative).

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of June 30, 2011, we had approximately $5.7 million of these letters of credit in place under our Revolving Line of Credit. The obligations under the letters of credit decline annually as the underlying obligations are satisfied.

Unrestricted cash and cash equivalents totaled $23.6 million for the six months ended June 30, 2011 which is a $1.0 million decrease compared to $24.6 million for the six months ended June 30, 2010. Working capital decreased $19.8 million to $92.5 million for the six months ended June 30, 2011, compared to $112.3 million for the six months ended June 30, 2010.

Net cash provided by operating activities totaled $42.8 million for the six months ended June 30, 2011, a $37.5 million increase from the $5.3 million provided in the six months ended June 30, 2010. The increase is primarily due to the $14.0 million reduction in net loss and $21.4 increase in accounts receivable comparing June 30, 2011 to June 30, 2010.

Net cash used in investing activities totaled $16.7 million for the six months ended June 30, 2011 which is a $10.2 million increase from the $6.5 million provided by the period ended June 30, 2010.

Net cash used in financing activities totaled $22.3 million for the six months ended June 30, 2011, a $31.1 million decrease from the $8.8 million of cash provided by financing activities for the period ended June 30, 2010. The change was primarily due to repayment of debt and repurchase of 3.7 million shares of common stock in June 2011, pursuant to the securities purchase agreement among us, Trillium Capital, LLC and R. Scott Murray, our former chief executive officer.

Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. dollars or vice versa, and generally mature in one to 18 months. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $218.6 million as of June 30, 2011 and $144.0 million as of June 30, 2010.

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

We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices. Our risk management strategy includes the use of derivative instruments to reduce the effects on our operating results and cash flows from fluctuations caused by volatility in currency exchange and interest rates. By using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to counterparty credit risk.

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments, including capital leases, bear interest at variable rates. At June 30, 2011, we had outstanding borrowings under variable rate debt agreements that totaled approximately $21.0 million. A hypothetical 1% increase in the interest rate would have increased interest expense by approximately $0.2 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our variable rate borrowings reflects fair value due to their short-term and variable interest rate features.

We had no outstanding interest rate derivatives covering interest rate exposure at June 30, 2011.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using our service centers in Canada, India, the Dominican Republic, El Salvador, Egypt, Germany, the Philippines, Nicaragua and Costa Rica. Although the contracts with these clients are typically priced in U.S. dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in the local currency of the country in which the contracts are serviced which creates foreign exchange exposure. We serve most of our EMEA-based clients using our service centers in the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, Denmark, Bulgaria, Egypt, Tunisia and South Africa. We typically bill our EMEA-based clients in Euros or British Pound Sterling. While a substantial portion of the costs incurred to render services under these contracts are denominated in Euros, a part is also denominated in the local currency in which the contracts are serviced which creates foreign exchange exposure.

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

The following summarizes the relative (weakening)/strengthening of the U.S. Dollar against the local currency during the years presented:

	Six Months Ended June 30,
	2011	2010
U.S. Dollar vs. Canadian Dollar	(2.4%)	(0.2%)
U.S. Dollar vs. Euro	(7.9%)	15.0%
U.S. Dollar vs. Indian Rupee	0.5%	(0.9%)
U.S. Dollar vs. Philippine Peso	(1.2%)	(0.5%)
U.S. Dollar vs. S. African Rand	2.7%	3.4%
U.S. Dollar vs. U.K. Pound Sterling	(3.5%)	6.6%

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

Given the significance of our foreign operations and the potential volatility of certain of these currencies versus the U.S. dollar, we use forward purchases of Philippine Peso, Canadian Dollars, Euros, South African Rand and Indian Rupees to minimize the impact of currency fluctuations. As of June 30, 2011, we had entered into forward contracts with financial institutions to acquire the following currencies:

Currency	Notional Value	USD Equivalent	Highest Rate	Lowest Rate
Philippine Peso	4,098,982	$97,187	48.52	43.45
Canadian Dollar	75,900	$78,478	1.04	0.96
Indian Rupee	961,500	$21,296	47.48	44.69
Euro	12,100	$17,556	1.45	1.45
South African Rand	28,000	$4,119	6.94	6.94

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

(a) Disclosure Controls and Procedures

Our Chief Executive Officer, Kathryn V. Marinello, and our Chief Financial Officer, Dennis Lacey (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of June 30, 2011 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Stream in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have been named as a third-party defendant in a putative class action captioned Kambiz Batmanghelich, on behalf of himself and all others similarly situated and on behalf of the general public, v. Sirius XM Radio, Inc., filed in the Los Angeles County Superior Court on November 10, 2009, and removed to the United States District Court for the Central District of California. The Plaintiff alleges that Sirius XM Radio, Inc. recorded telephone conversations between Plaintiff and members of the proposed class of Sirius customers, on the one hand, and Sirius and its employees, on the other, without the Plaintiff’s and class members’ consent in violation of California’s telephone recording laws. The Plaintiff also alleges negligence and violation of the common law right of privacy and seeks injunctive relief. We believe that we have meritorious defenses and we intend to vigorously defend against these claims. On December 21, 2009, Sirius XM Radio, Inc. filed a Third-Party Complaint in the action against us seeking indemnification for any defense costs and damages that result from the putative class action. On March 25, 2010, the Plaintiff filed an amended complaint that added us as a defendant. In March 2011, the court granted preliminary approval of a settlement proposal, conditionally certified the settlement class, and approved the form of class notice. Final approval of the settlement must still be granted by the court, following the process set forth in the court’s preliminary approval order.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. As of June 30, 2011, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2010, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the second quarter of 2011, our Compensation Committee approved the payment of applicable tax withholding on the vesting of restricted stock and restricted stock units held by certain members of our senior management team through the surrender by such shareholders and the repurchase by us of that number of the vested shares or units equal to the total tax withholding obligations divided by the fair market value of our common stock on the trading day preceding the vesting date. Such repurchases by us occurred in May 2011, and were not made pursuant to a publicly announced repurchase program.

In addition, in June 2011 we entered into a securities purchase agreement with Trillium Capital LLC, a Delaware limited liability company and R. Scott Murray, our former chief executive officer, pursuant to which we purchased 3,722,569 shares of our common stock from Trillium for a purchase price of $3.25 per share.

The aggregate number of shares repurchased by us pursuant to these arrangements is set forth in the table below.

Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April 2011
(April 1, 2011 – April 30, 2011)	—	$—	—	—
May 2011
(May 1, 2011 – May 31, 2011)	11,919	3.30	—	—
June 2011
(June 1, 2011 – June 30, 2011)	3,722,569	3.25	—	—

Total	3,734,488		—	—

ITEM 6.	EXHIBITS.

We are filing as part of this Report the Exhibits listed in the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAM GLOBAL SERVICES, INC.

August 3, 2011	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 3, 2011	By:	/s/ Dennis Lacey
Dennis Lacey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1*	Separation Agreement, dated as of July 8, 2011, by and between Robert Dechant and Stream Global Services, Inc.

10.2	Securities Purchase Agreement, dated as of June 3, 2011, by and among Trillium Capital LLC, a Delaware limited liability company, R. Scott Murray and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2011 (File No. 001-33739) and incorporated herein by reference).

10.3	First Amendment to Credit Agreement, dated as of June 3, 2011, by and among Wells Fargo Capital Finance, LLC, in its capacity as agent for the lenders and bank product providers party thereto, Stream Global Services, Inc. and each of the subsidiaries of Stream Global Services, Inc. signatory thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2011 (File No. 001-33739) and incorporated herein by reference).

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.