Form 10-Q
period 2011-09-30
Stream Global Services, Inc.
filed 2011-11-02
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

There were 76,507,373 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of October 28, 2011 (including shares of common stock that are part of the Registrant’s outstanding, publicly traded units and excluding treasury shares).

		Page

PART I. FINANCIAL INFORMATION		1

Item 1.	Unaudited Consolidated Condensed Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1

	Consolidated Condensed Statements of Operations for the three months ended September 30, 2011 and September 30, 2010 and the nine months ended September 30, 2011 and September 30, 2010	2

	Consolidated Condensed Statements of Stockholders’ Equity for the nine months ended September 30, 2011	3

	Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	25

SIGNATURES		26

Stream is a registered trademark of Stream Global Services, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

STREAM GLOBAL SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$21,370	$18,489
Accounts receivable, net of allowance for bad debts of $263 and $714 at September 30, 2011 and December 31, 2010, respectively	160,599	180,211
Income taxes receivable	1,126	1,154
Deferred income taxes	17,250	15,665
Prepaid expenses and other current assets	15,022	20,371

Total current assets	215,367	235,890
Equipment and fixtures, net	83,918	80,859
Deferred income taxes	2,380	3,975
Goodwill	226,749	226,749
Intangible assets, net	70,494	83,674
Other assets	14,711	16,838

Total assets	$613,619	$647,985

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,735	$10,758
Accrued employee compensation and benefits	62,932	59,797
Other accrued expenses	40,127	29,989
Income taxes payable	747	1,796
Current portion of long-term debt	228	96
Current portion of capital lease obligations	10,469	9,100
Other liabilities	6,378	7,072

Total current liabilities	131,616	118,608
Long-term debt, net of current portion	221,708	217,199
Capital lease obligations, net of current portion	10,361	10,491
Deferred income taxes	22,299	21,838
Other long-term liabilities	15,317	20,131

Total liabilities	401,301	388,267
Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, shares authorized—1,000 shares; issued and outstanding shares —0 shares	—	—
Voting common stock, par value $0.001 per share, shares authorized—200,000 shares; outstanding shares—76,426 and 80,101 shares at September 30, 2011 and December 31, 2010, respectively	80	80
Non-voting common stock, par value $0.001 per share, shares authorized—11,000 shares; issued and outstanding shares—0 shares	—	—
Additional paid-in-capital	346,050	344,192
Treasury stock, at cost (3,772 and 0 shares at September 30, 2011 and December 31, 2010, respectively)	(12,095)	—
Accumulated deficit	(111,173)	(83,447)
Accumulated other comprehensive loss	(10,544)	(1,107)

Total stockholders’ equity	212,318	259,718

Total liabilities and stockholders’ equity	$613,619	$647,985

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$207,996	$197,146	$626,825	$577,625
Direct cost of revenue	122,909	114,001	369,010	336,868

Gross profit	85,087	83,145	257,815	240,757

Operating expenses:
Selling, general and administrative expenses	66,202	66,001	202,238	198,522
Severance, restructuring and other charges, net	2,449	3,746	8,595	8,716
Depreciation and amortization expense	15,848	16,356	45,593	49,321

Total operating expenses	84,499	86,103	256,426	256,559

Income (loss) from operations	588	(2,958)	1,389	(15,802)

Other expenses, net:
Interest expense, net	7,250	7,751	21,656	22,881
Foreign currency loss (gain)	2,713	(1,220)	4,122	(788)

Total other expenses, net	9,963	6,531	25,778	22,093

Loss before provision for income taxes	(9,375)	(9,489)	(24,389)	(37,895)
Provision for income taxes	378	3,091	3,337	6,665

Net loss	$(9,753)	$(12,580)	$(27,726)	$(44,560)

Net loss per share:
Basic and diluted	$(0.13)	$(0.16)	$(0.35)	$(0.56)
Shares used in computing per share amounts:
Basic and diluted	76,393	80,070	78,493	79,861

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the nine months ended September 30, 2011

(Unaudited)

(In thousands)

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances at December 31, 2010	80,101	$80	$344,192	$—	$(83,447)	$(1,107)	$259,718
Net loss	—	—	—	—	(27,726)	—	(27,726)
Currency translation adjustment	—	—	—	—	—	(769)	(769)
Unrealized loss on derivatives	—	—	—	—	—	(8,668)	(8,668)

Comprehensive income							(37,163)
Repurchase of common stock	(3,723)	—	—	(12,095)	—	—	(12,095)
Stock option exercises and vesting of restricted stock	48	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,880	—	—	—	1,880
Taxes withheld on restricted stock	—	—	(22)	—	—	—	(22)

Balances at September 30, 2011	76,426	$80	$346,050	$(12,095)	$(111,173)	$(10,544)	$212,318

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net loss	$(27,726)	$(44,560)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,593	49,321
Amortization of bond discount and debt issuance costs	2,953	2,642
Deferred taxes	313	1,447
Loss on impairment or disposal of assets	439	244
Noncash stock compensation	1,880	5,281
Changes in operating assets and liabilities:
Accounts receivable	20,439	1,215
Income taxes receivable	(32)	893
Prepaid expenses and other current assets	(10)	(688)
Other assets	356	790
Accounts payable	(84)	(4,578)
Accrued expenses and other liabilities	3,450	2,766

Net cash provided by operating activities	47,571	14,773
Investing Activities:
Additions to equipment and fixtures, net of disposals	(26,827)	(13,070)

Net cash used in investing activities	(26,827)	(13,070)
Financing activities:
Net borrowings on line of credit	3,154	7,133
Payments on long-term debt	(169)	(67)
Payment of capital lease obligations	(7,880)	(5,227)
Proceeds from issuance of debt	466	—
Proceeds from capital leases	—	1,669
Proceeds from exercise of warrants	—	2,307
Proceeds from issuance of common stock related to pre-emptive rights and stock options	—	268
Tax payments on withholding of restricted stock	(22)	(145)
Repurchase of common stock	(12,095)	—
Repurchase of warrants	—	(1,608)

Net cash provided by (used in) financing activities	(16,546)	4,330
Effect of exchange rates on cash and cash equivalents	(1,317)	483

Net increase in cash and cash equivalents	2,881	6,516
Cash and cash equivalents, beginning of period	18,489	14,928

Cash and cash equivalents, end of period	$21,370	$21,444

Supplemental cash flow information:
Cash paid for interest	$13,591	$13,515
Cash paid for income taxes	7,482	7,382
Noncash financing activities:
Capital lease financing	9,098	4,616

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

September 30, 2011

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

Note 2—Basis of Presentation

Our consolidated condensed financial statements as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 include our accounts and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made in the September 30, 2010 consolidated financial statements to conform to the 2011 financial statement presentation. The reclassifications have no impact on net loss.

For the three months ended September 30, 2010:

	As previously reported in September 30, 2010 financial statements	Reclassification amounts		September 30, 2010 as reclassified
Direct cost of revenue	113,946	55	(1)	114,001
Foreign currency loss (gain)	(1,165)	(55)	(1)	(1,220)

For the nine months ended September 30, 2010:

	As previously reported in September 30, 2010 financial statements	Reclassification amounts		September 30, 2010 as reclassified
Direct cost of revenue	337,783	(915)	(1)	336,868
Foreign currency loss (gain)	(1,703)	915	(1)	(788)

(1)	Reclassification of realized gains on effective cash flow hedges from Foreign currency loss (gain) to Direct cost of revenue in our consolidated statement of operations.

We have evaluated subsequent events through the date these financial statements were issued.

Note 3—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ended December 31, 2011, or for any other interim period or future year.

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates including those related to derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, self-insurance reserves, litigation and restructuring liabilities, and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

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

All derivatives, including foreign currency forward contracts, are recorded in other current assets or liabilities on the balance sheet at fair value. Fair values for our derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. On the date the derivative contract is entered into, we determine whether the derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in accumulated other comprehensive income (loss), until the forecasted underlying transactions occur. To date we have not experienced any hedge ineffectiveness of our cash flow hedges (except certain cash flow hedges previously determined to be effective, as of October 1, 2009, the date of the acquisition of EGS Corp., a Philippine corporation (“EGS”), which have since been designated to be ineffective at that date). Any realized gains or losses resulting from the effective cash flow hedges are recognized within direct cost of revenue. Cash flows from the derivative contracts are classified within cash flows from operating activities in the accompanying consolidated condensed statement of cash flows. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged.

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

As of September 30, 2011 and December 31, 2010, we had approximately $181,250 and $233,183, respectively, of foreign exchange risk hedged using forward exchange contracts. As of September 30, 2011, the forward exchange contracts we held were comprised of $134,570 of contracts determined to be effective cash flow hedges and $46,680 of contracts for which we elected not to apply hedge accounting.

As of September 30, 2011, the fair market value of those derivative instruments designated as cash flow hedges was a loss of $3,173. As of September 30, 2011, the fair market value of derivatives for which we elected not to apply hedge accounting was a loss of $4,337. As of September 30, 2011, $2,862 of losses, net of tax, may be reclassified from other comprehensive income to earnings within the next 12 months based on current foreign exchange rates.

For the three and nine months ended September 30, 2011, we realized losses of $4,028 and $2,108, respectively, on hedges for which we elected to not apply hedge accounting. For the three and nine months ended September 30, 2011, we realized gains of $1,609 and $4,763, respectively, on hedges which were deemed effective cash flow hedges. For the three and nine months ended September 30, 2011, we realized no gain and a gain of $298, respectively, on hedges which were determined to be ineffective cash flow hedges. All realized gains resulting from hedges not deemed to be effective for the periods were reflected in foreign currency loss (gain) in the statement of operations.

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

	September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Forward exchange contracts	$(7,510)	$—	$(7,510)	$—

Total	$(7,510)	$—	$(7,510)	$—

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

Net Income (Loss) Per Share

The following common stock equivalents were excluded from computing diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Options to purchase common stock	5,314	6,777
Pre-emptive rights at $6.00 per share	17,842	17,852
Publicly held warrants at $6.00 per share	7,323	7,327
Restricted stock units	82	526

Total options, warrants and restricted stock units exercisable into common stock	30,561	32,482

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update, Accounting Standards Update (“ASU”) No. 2011-08, to existing standards on Intangibles – Goodwill and Other (Accounting Standards Codification (“ASC”) Topic 350). ASU No. 2011-08 was issued to simplify the testing of goodwill for impairment by allowing an optional qualitative factors test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test already included in ASC Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill tests performed for fiscal years ending after December 15, 2011. We will adopt the standard in 2012, and it is not expected to have a significant impact on our consolidated financial statements or results of operations.

In June 2011, the Financial Accounting Standards Board amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective on January 1, 2012 and is applied retrospectively. Early adoption is permitted. This guidance will not have an impact on our financial position, results of operations, or cash flows as it is disclosure-only in nature.

Note 4—Goodwill and Intangibles

Goodwill and Indefinite Lived Intangible Assets

We evaluate goodwill and indefinite lived intangible assets for impairment annually and whenever events or changes in circumstances suggest that the carrying value of goodwill and indefinite lived intangible assets may not be recoverable. As more than 90% of our common stock is owned by the Participating Stockholders (as defined below) who collectively appoint the majority of our Board of Directors, our stock is thinly traded. Accordingly, we utilize internally developed models to estimate our expected future cash flow and utilize a discounted cash flow technique to estimate the fair value of the Company in connection with our evaluation of goodwill and indefinite lived intangible assets. No impairment of goodwill and indefinite lived intangible assets resulted from our most recent evaluation of goodwill and indefinite lived intangible assets for impairment, which occurred in the fourth quarter of 2010, or in any of the periods presented nor do we believe any indicators of impairment have occurred. Our next annual impairment assessment will be conducted in the fourth quarter of 2011.

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

Intangibles and Amortization

Intangible assets at September 30, 2011 consisted of the following:

	Estimated useful life	Weighted average remaining life	Gross cost	Accumulated amortization	Net
Customer relationships	Up to 10 years	6.1	$98,749	$45,515	$53,234
Technology-based intangible assets	5 years	2.0	2,344	1,184	1,160
Trade names	indefinite	indefinite	16,197	97	16,100

			$117,290	$46,796	$70,494

Future amortization expense of our intangible assets for the next five years is expected to be as follows:

	Remainder of 2011	2012	2013	2014	2015	2016
Amortization	$3,823	$14,331	$11,497	$7,571	$5,652	$4,435

Note 5—Warrants

Pursuant to our IPO, we sold 31,250 units, each consisting of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at an exercise price of $6.00 per share.

The warrants became exercisable beginning on October 17, 2008 and expired on October 17, 2011. Prior to expiration, we would have been able to redeem the warrants at a price of $0.01 per warrant upon 30 days prior written notice of redemption if the last sales price of our common stock equaled or exceeded $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we sent the notice of redemption.

During the three and nine months ended September 30, 2011, holders of our publicly traded warrants did not exercise any warrants and we did not redeem any warrants.

As of September 30, 2011, Stream had 7,357 public warrants outstanding, including 34 warrants embedded in our units. The warrants expired on October 17, 2011. The exercise of our public warrants would have triggered certain participation rights held by the following shareholders: Ares Corporate Opportunities Fund II, L.P., EGS Dutchco B.V. and NewBridge International Investments Ltd. (collectively, the “Participating Stockholders”). Prior to the expiration of the warrants, the Participating Stockholders had participation rights to purchase in the aggregate, for $6.00 per share, such number of shares of our common stock equal to 2.4364 multiplied by the number of shares issued upon exercise of the public warrants up to a maximum of 17,925 shares, reduced pro rata as the number of public warrants outstanding was reduced. These participation rights expired when the public warrants expired on October 17, 2011.

Note 6—Severance, Restructuring and Other Charges, Net

During the three and nine months ended September 30, 2011 we recorded a net expense of $2,449 and $8,595, respectively, primarily related to salary continuation related to reductions in workforce that occurred in the second and third quarter of 2011, direct third party transaction related expenses incurred related to the review and pursuit of business development related activities, and the release of lease exit liabilities established at one of our facilities.

During the three and nine months ended September 30, 2010 we recorded charges of $3,746 and $8,716 primarily related to lease exit liabilities established in vacated locations and charges related to changes in leadership and management positions within the company.

Severance, restructuring and other charges, net, consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Severance related to reductions in non-agent workforce	$3,062	$392	$9,176	$1,615
(Release) establishment of lease exit liability	262	(105)	(333)	3,434
Transaction related expense (benefit)	(920)	—	52	208
Litigation settlements	24	—	(631)	—
Other	21	3,459	331	3,459

Severance, restructuring and other charges, net	$2,449	$3,746	$8,595	$8,716

A rollforward of the activity in the Company’s restructuring liabilities is as follows:

	Reduction in work-force	Closure of call centers	Total
Balance at December 31, 2010	$2,491	$2,807	$5,298
Expense	9,176	364	9,540
Cash Paid	(6,651)	(772)	(7,423)
Reversals (1)	—	(1,397)	(1,397)

Balance at September 30, 2011	$5,016	$1,002	$6,018

(1)	As previously disclosed in the first quarter of 2011, we reversed a previously recorded lease exit reserve.

Note 7—Equipment and Fixtures, Net

Equipment and fixtures, net, consist of the following:

	September 30, 2011	December 31, 2010
Furniture and fixtures	$14,670	$11,161
Building improvements	46,026	36,196
Computer equipment	47,408	37,200
Software	26,661	21,935
Telecom and other equipment	53,689	46,519
Equipment and fixtures not yet placed in service	908	1,232

	$189,362	$154,243
Less: accumulated depreciation	(105,444)	(73,384)

	$83,918	$80,859

Note 8—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following:

	September 30, 2011	December 31, 2010
Compensation related amounts	$33,807	$31,805
Vacation liabilities	13,512	12,646
Medical and dental liabilities	2,116	1,860
Employer taxes	3,449	2,825
Retirement plans	8,424	8,146
Other benefit related liabilities	1,624	2,515

	$62,932	$59,797

Note 9—Other Accrued Expenses and Other Liabilities

Other accrued expenses consist of the following:

	September 30, 2011	December 31, 2010
Professional fees	$6,244	$7,151
Accrued interest	11,530	5,921
Occupancy expense	2,058	2,250
Technology expense	3,417	3,116
Forward exchange contracts	8,043	126
Other accrued expenses	8,835	11,425

	$40,127	$29,989

Other liabilities consist of the following:

	September 30, 2011	December 31, 2010
Lease exit liability	$879	$1,743
Deferred revenue	1,369	365
Market lease reserves	2,132	3,930
Other	1,998	1,034

Total other current liabilities	$6,378	$7,072

Other long-term liabilities consist of the following:

Deferred rent	1,111	1,433
Accrued income taxes	10,987	12,268
Market lease reserves	1,189	2,750
Asset retirement obligation	1,510	2,053
Other	520	1,627

Total other long-term liabilities	$15,317	$20,131

Note 10—Long-Term Debt and Revolving Credit Facility

We and certain of our subsidiaries (collectively, the “Borrowers”) entered into a credit agreement, dated as of October 1, 2009 (the “Credit Agreement”), as amended by the First Amendment to Credit Agreement dated June 3, 2011 and the Second Amendment to Credit Agreement dated November 1, 2011, with Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “Revolving Line of Credit”) of up to $100,000, including a $20,000 sub-limit for letters of credit. The Revolving Line of Credit has a maturity of four years at an interest rate of either Wells Fargo’s base rate plus 275 basis points or LIBOR plus 375 basis points, at our discretion. We capitalized fees of $7,815 and $3,929 associated with the $200,000 aggregate principal amount of 11.25% Senior Secured Notes due 2014, which were issued on October 1, 2009 (the “Notes”) and the Credit Agreement, respectively, at the inception of these agreements that are being amortized over their respective lives. For the three and nine months ended September 30, 2011, we amortized $599 and $1,763 of such capitalized fees. Substantially all of our assets, excluding intangible assets, secure the Notes and the Revolving Line of Credit. See Note 15 for Guarantor Financial Information.

At September 30, 2011, we are in compliance with the covenants of our Revolving Line of Credit. The Revolving Line of Credit has a fixed charge financial ratio covenant that is operative when our availability as defined in the Credit Agreement is less than $20,000. On a trailing four quarters basis, when the covenant is operative, Consolidated EBITDA less Capital Expenditures (net of amounts financed by capital leases) must be at least 1.1 times Fixed Charges, each as defined in the Credit Agreement. For the reporting period ending September 30, 2011, the ratio was 1.0, which is less than the ratio of 1.1 that would have been required if the covenant had been operative. This resulted from the significant increase in capital spending over the prior year. However, as a result of our significant availability under the Revolving Line of Credit, the covenant was not operative and we were in compliance with the Credit Agreement. For the availability portion of the test, we had $46,860 in excess availability versus the covenant requirements (i.e., availability of $66,860 less $20,000 below which the covenant would become operative).

Long-term borrowings consist of the following:

	September 30, 2011	December 31, 2010
Revolving line of credit	$27,660	$24,506
11.25% Senior Secured Notes	200,000	200,000
Other	443	147

	228,103	224,653
Less: current portion	(228)	(96)
Less: discount on notes payable	(6,167)	(7,358)

Long-term debt	$221,708	$217,199

Minimum principal payments on long-term debt subsequent to September 30, 2011 are as follows:

Total
2011	$228
2012	215
2013	27,660
2014	200,000

Total	$228,103

We had Letters of Credit in the aggregate outstanding amounts of $5,480 at September 30, 2011 and $6,936 at December 31, 2010, respectively.

We had $195 and $161 of restricted cash as of September 30, 2011 and December 31, 2010, respectively.

Note 11—Income Taxes

The domestic and foreign source component of loss before taxes is as follows:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Total US	$(36,327)	$(54,661)
Total Foreign	11,938	16,766

Total	$(24,389)	$(37,895)

The provisions for income taxes for the nine months ended September 30, 2011 and 2010 relate primarily to the foreign source component of loss before tax. Our operations in countries outside the United States are generally taxed at lower statutory rates and also benefit from tax holidays. The decrease in foreign tax expense for the nine months ended September 30, 2011 was primarily due to the previously unrecognized benefit related to the current year receipt of a tax refund in a foreign jurisdiction and expiration of the statute of limitations on uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign tax jurisdictions. We operate in a number of international tax jurisdictions and are subject to audits of income tax returns by tax authorities in those jurisdictions. We are currently under audit in India, the Philippines, Canada, Italy, and Spain.

As of September 30, 2011 and December 31, 2010, the liability for unrecognized tax benefits (including interest and penalties) was $11,530 and $13,227, respectively, of which $10,987 and $12,268, respectively, was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is $1,599 of un-benefitted tax losses which would be realized if the related uncertain tax positions were settled. As of December 31, 2010, we had reserved $2,635 for accrued interest and penalties, which decreased to $2,444 as of September 30, 2011. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. The total amount of net unrealized tax benefits that would affect the income tax expense, if ever recognized in our consolidated financial statements, is $10,841. This amount includes interest and penalties of $2,444. We estimate that within the next 12 months, our unrecognized tax benefits, and interest and penalties, could decrease as a result of settlements with taxing authorities or the expiration of the statute of limitations by $1,945 and $942, respectively.

Note 12—Stock Options

The 2008 Stock Incentive Plan (the “Plan”) provides for the grant of incentive and nonqualified stock options. The Plan has authorized grants of up to 10,000 shares of common stock at an exercise price of not less than 100% of the fair value of the common stock at the date of grant. The Plan provides that the options shall have terms not to exceed ten years from the grant date. During the nine months ended September 30, 2011 and 2010, we granted options to purchase 1,760 and 2,688, respectively, shares of our common stock to our employees. Generally, the options vest over a five-year period.

During the nine-month period ended September 30, 2011 and 2010, 1,293 and 1,279, respectively, stock option grants were vested, zero and 35, respectively, were exercised, and 2,754 and 2,854, respectively, were forfeited.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Option term (years)	6.380	6.375
Volatility	67.15% - 72.23%	63.71% - 67.88%
Risk-free interest rate	1.18 - 2.62%	1.73 - 3.06%
Dividend yield	0%	0%
Weighted-average grant date fair value per option granted	$1.82	$3.48

The option term was calculated under the simplified method for all option grants issued during the quarters ended September 30, 2011 and 2010, as we do not have a long history of granting options. The volatility assumption is based on a weighted average of the historical volatilities for the company and its peer group. The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term in options.

Stock options under the Plan during the nine months ended September 30, 2011 were as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2010	6,308	$6.13	—	7.64
Granted	1,760	5.39	$1.82
Exercised	—	—
Forfeited or canceled	2,754	6.13

Outstanding at September 30, 2011	5,314	$5.89		7.45

At September 30, 2011, stock options to purchase 1,293 shares with a weighted-average exercise price of $6.10 were exercisable. The weighted average remaining contractual term of options exercisable at September 30, 2011 was 4.90 years. The total fair value of options vested during the nine months ended September 30, 2011 was $1,789. On September 30, 2011, there were 4,188 options outstanding, vested, and expected to vest (including forfeiture adjusted unvested shares) with a weighted average exercise price of $5.93 and a weighted average remaining contractual term of 7.03 years.

For the three months ended September 30, 2011 and 2010, we recognized net stock compensation expense of $553 and $2,402, respectively, for the stock options in the table above.

For the nine months ended September 30, 2011 and 2010, we recognized net stock compensation expense of $1,627 and $4,670, respectively, for the stock options in the table above.

As of September 30, 2011 and December 31, 2010, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of the shares of exercisable stock options at September 30, 2011 and December 31, 2010 was zero. The aggregate intrinsic value of options exercised for the three months ended September 30, 2011 and 2010, was zero and $19, respectively.

As of September 30, 2011 and December 31, 2010, there was $5,101 and $7,203, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.62 years from issue date.

Restricted stock award activity during the nine months ended September 30, 2011 was as follows:

	Number of Shares	Weighted average Grant- Date Fair Value
Unvested December 31, 2010	399	$6.37
Granted	—	—
Vested	50	6.60
Forfeited	267	6.33

Unvested September 30, 2011	82	$6.36

For the three months ended September 30, 2011 and 2010, we recognized net compensation expense of $90 and $180, respectively, for the restricted stock awards.

For the nine months ended September 30, 2011 and 2010, we recognized net compensation expense of $253 and $683, respectively, for the restricted stock awards. Restricted stock awards vest either quarterly over four years for grants in 2008 or semi-annually over five years for grants after 2008.

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

We have been named as a third-party defendant in a putative class action captioned Kambiz Batmanghelich, on behalf of himself and all others similarly situated and on behalf of the general public, v. Sirius XM Radio, Inc., filed in the Los Angeles County Superior Court on November 10, 2009, and removed to the United States District Court for the Central District of California. The Plaintiff alleges that Sirius XM Radio, Inc. recorded telephone conversations between Plaintiff and members of the proposed class of Sirius customers, on the one hand, and Sirius and its employees, on the other, without the Plaintiff’s and class members’ consent in violation of California’s telephone recording laws. The Plaintiff also alleges negligence and violation of the common law right of privacy, and seeks injunctive relief. On December 21, 2009, Sirius XM Radio, Inc. filed a Third-Party Complaint in the action against us seeking indemnification for any defense costs and damages that result from the putative class action. On March 25, 2010, the Plaintiff filed an amended complaint that added us as a defendant. We believe that we have meritorious defenses and we intend to vigorously defend against these claims. In March 2011, the court granted preliminary approval of a settlement of the class action. In September 2011, the court granted final approval of the settlement and entered judgment. Three class members who had objected to the settlement filed appeals of the judgment. The judgment will not become final until these appeals are resolved.

Note 14—Geographic Operations and Concentrations

We operate in one operating segment and provide services primarily in two regions: “Americas”, which includes the United States, Canada, the Philippines, India, China, Costa Rica, Nicaragua, the Dominican Republic, and El Salvador; and “EMEA”, which includes Europe, the Middle East, and Africa.

The following table presents geographic information regarding our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Americas	$148,526	$146,262	$448,891	$425,430
EMEA	59,470	50,884	177,934	152,195

	$207,996	$197,146	$626,825	$577,625

	September 30, 2011	December 31, 2010
Total assets:
Americas	$532,940	$569,325
EMEA	80,679	78,660

	$613,619	$647,985

We derive significant revenues from three significant clients. At September 30, 2011, three of our largest clients are global computer companies. The percentage of revenue for each of these clients is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dell	11%	16%	13%	18%
Hewlett Packard	10%	11%	10%	13%
Microsoft	10%	7%	10%	4%

Related accounts receivable from these three clients were 16%, 10% and 5%, respectively, of our total accounts receivable at September 30, 2011.

Note 15—Guarantor Financial Information

The Notes are guaranteed by the Company, along with certain of our wholly owned subsidiaries. Such guaranties are full, unconditional and joint and several. Condensed consolidating financial information related to the Company, our guarantor subsidiaries and our non-guarantor subsidiaries as of September 30, 2011 are reflected below:

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2011

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$171,368	$36,628	$—	$207,996
Intercompany	—	21,906	82,418	(104,324)	—

	—	193,274	119,046	(104,324)	207,996
Direct cost of revenue
Customers	—	54,835	68,074		122,909
Intercompany	—	94,322	10,002	(104,324)	—

	—	149,157	78,076	(104,324)	122,909
Gross Profit	—	44,117	40,970	—	85,087
Operating expenses	719	43,289	40,491	—	84,499
Non-operating expenses	7,413	658	1,892	—	9,963
Equity in Earnings of Subsidiaries	1,562	—	—	(1,562)	—

Income (loss) before income taxes	(9,694)	170	(1,413)	1,562	(9,375)

Provision (benefit) for income taxes	59	(971)	1,290	—	378

Net income (loss)	$(9,753)	$1,141	$(2,703)	$1,562	$(9,753)

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2011

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$511,807	$115,018	$—	$626,825
Intercompany	—	66,494	239,779	(306,273)	—

	—	578,301	354,797	(306,273)	626,825
Direct cost of revenue
Customers	—	167,370	201,640		369,010
Intercompany	—	277,732	28,541	(306,273)	—

	—	445,102	230,181	(306,273)	369,010
Gross Profit	—	133,199	124,616	—	257,815
Operating expenses	2,163	138,856	115,407	—	256,426
Non-operating expenses	21,347	(4,137)	8,568	—	25,778
Equity in Earnings of Subsidiaries	4,157	—	—	(4,157)	—

Income (loss) before income taxes	(27,677)	(1,520)	641	4,157	(24,389)

Provision (benefit) for income taxes	59	(435)	3,713	—	3,337

Net income (loss)	$(27,726)	$(1,085)	$(3,072)	$4,157	$(27,726)

Condensed Consolidating Balance Sheet

As of September 30, 2011

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$3,890	$17,474	$—	$21,370
Accounts receivable, net	—	134,341	26,258	—	160,599
Other Current Assets	2,599	23,203	7,596	—	33,398

Total current assets	2,605	161,434	51,328	—	215,367
Equipment and fixtures, net and other assets	4,773	45,587	50,649	—	101,009
Investment in Subsidiaries	434,628	74,207	45	(508,880)	—
Goodwill and intangible assets, net	—	179,725	117,518	—	297,243

Total assets	$442,006	$460,953	$219,540	$(508,880)	$613,619

Liabilities and Stockholders’ Equity
Current liabilities	$8,196	$53,985	$69,435	$—	$131,616
Long-term liabilities	221,492	36,629	11,564	—	269,685
Total shareholders’ equity (deficit)	212,318	370,339	138,541	(508,880)	212,318

Total liabilities and stockholders’ equity	$442,006	$460,953	$219,540	$(508,880)	$613,619

Condensed Statements of Cash Flows

For the nine months ended September 30, 2011

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(5,844)	$28,193	$25,222	$—	$47,571
Cash Flows from investing activities:
Investment in Subsidiaries	—	(62,809)	62,809	—	—
Additions to equipment and fixtures, net	—	(13,166)	(13,661)	—	(26,827)

Net cash provided by (used in) investing activities	—	(75,975)	49,148	—	(26,827)

Cash Flows from financing activities:
Net borrowings (repayments) on line of credit	3,154	—	—	—	3,154
Net borrowings (repayments) on long term debt	—	297	—	—	297
Net borrowings (repayments) on capital leases	—	(5,482)	(2,398)	—	(7,880)
Net Intercompany	14,807	54,727	(69,534)	—	—
Proceeds from issuance of common stock related to pre-emptive rights and stock options	—	—	—	—	—
Tax withholding on Restricted Stock	(22)	—	—	—	(22)
Proceeds from exercise of warrants	(12,095)	—	—	—	(12,095)
Re-purchase of warrants	—	—	—	—	—

Net cash provided by financing activities	5,844	49,542	(71,932)	—	(16,546)
Effect of exchange rates on cash and cash equivalents	—	(301)	(1,016)	—	(1,317)

Net increase (decrease) in cash and cash equivalents	—	1,459	1,422	—	2,881

Cash and cash equivalents, beginning of period	6	2,431	16,052	—	18,489

Cash and cash equivalents, end of period	$6	$3,890	$17,474	$—	$21,370

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our Business

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support, for Fortune 1000 companies. Our clients include leading computing/hardware, telecommunications/service providers, software/networking, entertainment/media, retail, travel and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across 50 locations in 23 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

We generate revenue based primarily on the amount of services our agents provide to a client’s program. Revenue is recognized as services are provided. The majority of our revenue is from multi-year contracts and we expect that trend to continue. However, we do provide certain client programs on a short-term basis.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated condensed financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Goodwill and Other Intangible Assets

In accordance with the authoritative guidance, goodwill is reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. We operate in one reporting unit, which is the basis for impairment testing of all goodwill. As more than 90% of our common stock is owned by Ares Corporate Opportunities Fund II, L.P., EGS Dutchco B.V. and NewBridge International Investments Ltd. who collectively appoint the majority of our Board of Directors, our stock is thinly traded. Accordingly, we utilize internally developed models to estimate our expected future cash flows in connection with our evaluation of goodwill and indefinite lived intangible assets. Intangible assets with a finite life are recorded at cost and amortized using their projected cash flows over their estimated useful life. Client lists and relationships are amortized over periods up to ten years, market adjustments related to facility leases are amortized over the term of the respective lease and developed software is amortized over five years. Brands and trademarks are not amortized as their life is indefinite. In accordance with the authoritative guidance, indefinite lived intangible assets are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired.

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

Income Taxes

We recognize income taxes in accordance with the authoritative guidance, which requires recognition of deferred assets and liabilities for the future income tax consequence of transactions that have been included in the consolidated financial statements or tax returns. Under this method deferred tax assets and liabilities are determined based on the difference between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax, using the enacted tax rates for the year in which the differences are expected to reverse. We provide valuation allowances against deferred tax assets whenever we believe it is more likely than not, based on available evidence, that the deferred tax asset will not be realized. Further we provide for an uncertain tax position if that position is more likely than not of being sustained by the taxing authority.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update, Accounting Standards Update (“ASU”) No. 2011-08, to existing standards on Intangibles – Goodwill and Other (Accounting Standards Codification (“ASC”) Topic 350). ASU No. 2011-08 was issued to simplify the testing of goodwill for impairment by allowing an optional qualitative factors test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test already included in ASC Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill tests performed for fiscal years after December 15, 2011. We will adopt the standard in 2012, and it will not have a significant impact on its consolidated financial statements or results of operations.

In June 2011, the Financial Accounting Standards Board amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective on January 1, 2012 and is applied retrospectively. Early adoption is permitted. This guidance will not have an impact on our financial position, results of operations, or cash flows as it is disclosure-only in nature.

Results of Operations

Three months ended September 30, 2011 compared with three months ended September 30, 2010

Revenue. Revenues increased $10.9 million, or 5.5%, to $208.0 million for the three months ended September 30, 2011, compared to $197.1 million for the three months ended September 30, 2010. The increase is primarily attributable to new business won in 2010 and 2011, expansion with existing clients and approximately $5.3 million due to fluctuations in currency exchange rates.

Revenues for services performed in our United States and Canadian service centers decreased $4.8 million, or 5.9%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. This decrease is primarily attributed to volume shifting to near shore and offshore locations. Revenues for services performed in European service centers increased $7.4 million, or 21.0%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. This increase is partly attributable to the strengthening of the European currencies relative to the U.S. Dollar resulting in approximately $4.3 million additional revenue in third quarter of 2011 on a constant currency basis. Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, Costa Rica, the Dominican Republic, Tunisia and Egypt increased $8.3 million, or 10.3%, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010 due to higher client volumes. Revenues in our offshore service centers represented 42.6% of consolidated revenues for the three months ended September 30, 2011, compared to 40.7% in the same period in 2010.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $8.9 million, or 7.8%, to $122.9 million for the three months ended September 30, 2011, compared to $114.0 million for the three months ended September 30, 2010. The increase is primarily attributable to the payroll-related costs to service greater client volumes and agent performance bonus programs in place for the current year.

Gross Profit. Gross profit increased $2.0 million, or 2.4%, to $85.1 million for the three months ended September 30, 2011 from $83.1 million for the three months ended September 30, 2010. Gross profit as a percentage of revenue was 40.9% and 42.2% for the three months ended September 30, 2011 and 2010, respectively. The decrease in gross margin percentage was partly attributed to an increase of $4.4 million of unpaid training costs from the prior year quarter on new programs and pay for performance programs in 2011 that did not exist in 2010.

Operating Expenses. Operating expenses consists of selling, general and administrative expense, severance, restructuring and other charges, net and depreciation and amortization expense. Operating expenses decreased $1.6 million, or 1.9%, to $84.5 million for the three months ended September 30, 2011, compared to $86.1 million for the three months ended September 30, 2010. Operating expenses as a percentage of revenues decreased to 40.6% for the three months ended September 30, 2011 compared to 43.7% for the three months ended September 30, 2010 primarily as a result of the decreases in depreciation and amortization, higher revenue and the effect of the reductions in work-force that were conducted in the second and third quarters of 2011.

Selling, general and administrative expense increased slightly from $66.0 million for the three months ended September 30, 2010 to $66.2 million, or 0.3%, for the three months ended September 30, 2011. As a percentage of revenue, selling, general and administrative expense decreased from 33.5% for the three months ended September 30, 2010 to 31.8% for the three months ended September 30, 2011 largely due to reductions in workforce in the second and third quarters.

Severance, restructuring and other charges were $2.4 million and $3.7 million for the three months ended September 30, 2011 and 2010, respectively. The charge in 2011 principally relates to severance costs of $3.1 million in connection with a reduction in non-agent staffing during the quarter partially offset by a non-cash release of an acquisition related liability. In addition, we are exiting our South Africa call center operations, including the elimination of the company’s service delivery workforce in the company’s South Africa facility. We expect to complete substantially all of the South African workforce reduction in the fourth quarter of 2011 and incur a charge of approximately $0.6 million to $0.7 million related to these reductions. The charge in 2010 related to non-agent severance, lease exit costs, and facility impairment charges.

Depreciation and amortization decreased $0.5 million per the scheduled decline in amortization expense for intangible assets and certain fixed assets becoming fully depreciated.

Other Expenses, Net. Other expenses, net increased $3.5 million, or 53.8%, to $10.0 million for the three months ended September 30, 2011, compared to $6.5 million for the three months ended September 30, 2010. Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the three months ended September 30, 2011, we recorded $2.7 million in foreign currency losses versus a gain of $1.2 million for the comparable period in the prior year. The majority of our foreign currency losses in the quarter ended September 30, 2011 related to unrealized losses in the revaluation of certain intercompany and other balance sheet accounts which were denominated in currencies other than the functional currency.

Provision for Income Taxes. Income taxes decreased $2.7 million, or 87.1%, to $0.4 million for the three months ended September 30, 2011, compared to $3.1 million for the three months ended September 30, 2010. The decrease is primarily related to the resolution of liabilities for uncertain tax positions for which the statute of limitations expired in the period resulting in a tax benefit of $2.5 million partially offset by a charge of $0.8 million in the third quarter 2011 relating to the establishment of a valuation allowance against deferred tax assets in one of our foreign locations and a charge of $1.3 million in the third quarter 2010 relating to the finalization of EGS purchase accounting. Foreign tax expense was comprised of $2.4 million and $1.8 million for the three months ended September 30, 2011 and 2010, respectively. In the United States, where we operated at a loss for tax purposes, we recorded a tax benefit of $1.8 million as a result of the resolution of uncertain tax positions mostly due to the expiration of statutes of limitations, $0.4 million of state income tax benefit and $0.2 million of federal tax expense for the three months ended September 30, 2011. We operate in a number of countries outside the United States where we are generally taxed at lower statutory rates than the United States and we also benefit from tax holidays in some foreign locations.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

Revenue. Revenues increased $49.2 million, or 8.5%, to $626.8 million for the nine months ended September 30, 2011, compared to $577.6 million for the nine months ended September 30, 2010. The increase is primarily attributable to new business won in 2010 and 2011, expansion with existing clients and approximately $12.0 million due to fluctuations in currency exchange rates.

Revenues for services performed in our United States and Canadian service centers increased $11.2 million, or 4.9%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Revenues for services performed in European service centers increased $22.6 million, or 21.1%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. This increase is attributable to the addition of customers and the strengthening of the European currencies relative to the U.S. Dollar resulting in approximately $9.3 million additional revenue in the first nine months of 2011 on a constant currency basis. Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, Costa Rica, the Dominican Republic, Tunisia and Egypt increased $15.4 million, or 6.4%, for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010 due to higher client volumes. Revenues in our offshore service centers represented 41.0% of consolidated revenues for the nine months ended September 30, 2011, compared to 41.9% in the same period in 2010.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $32.1 million, or 9.5%, to $369.0 million for the nine months ended September 30, 2011, compared to $336.9 million for the nine months ended September 30, 2010. The increase is primarily attributable to the payroll-related costs to service greater client volumes.

Gross Profit. Gross profit increased $17.0 million, or 7.1%, to $257.8 million for the nine months ended September 30, 2011 from $240.8 million for the nine months ended September 30, 2010. Gross profit as a percentage of revenue was consistent at 41.1% and 41.7% for the nine months ended September 30, 2011 and 2010. The decrease in gross margin percentage was partly attributed to a $4.5 million increase in unpaid training costs on new programs over the prior year.

Operating Expenses. Operating expenses consists of selling, general and administrative expense, severance, restructuring and other charges, net and depreciation and amortization expense. Operating expenses decreased $0.2 million, or 0.1%, to $256.4 million for the nine months ended September 30, 2011, compared to $256.6 million for the nine months ended September 30, 2010. Operating expenses as a percentage of revenues decreased to 40.9% for the nine months ended September 30, 2011 compared to 44.4% for the nine months ended September 30, 2010, primarily as a result of the decreases in depreciation and amortization, higher revenue and the effect of the reductions in work-force that were conducted in the second and third quarters of 2011.

Selling, general and administrative expense grew from $198.5 million for the nine months ended September 30, 2010 to $202.2 million, or 1.9%, for the nine months ended September 30, 2011.

Severance, restructuring and other charges, net were a charge of $8.6 million and $8.7 million for the nine months ended September 30, 2011 and 2010, respectively. The charge in 2011 principally relates to severance costs of $9.2 million in connection with a reduction in non-agent staffing partially offset by a non-cash release of an acquisition related liability. The charge in 2010 relates to non-agent severance, lease exit costs, and facility impairment charges.

Depreciation and amortization decreased $3.7 million per the scheduled step down of amortization expense and certain fixed assets becoming fully depreciated.

Other Expenses, Net. Other expenses, net increased $3.7 million, or 16.7%, to $25.8 million for the nine months ended September 30, 2011, compared to $22.1 million for the nine months ended September 30, 2010. Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the nine months ended September 30, 2011, we recorded a foreign currency loss of $4.1 million versus a gain of $0.8 million for the comparable period in the prior year.

Provision for Income Taxes. Income taxes decreased $3.4 million, or 50.7%, to $3.3 million for the nine months ended September 30, 2011, compared to $6.7 million for the nine months ended September 30, 2010. The decrease year over year is primarily related to the resolution of liabilities for uncertain tax positions for which the statute of limitations expired in the period resulting in a tax benefit of $2.5 million partially offset by a charge of $0.8 million in the third quarter 2011 relating to the establishment of a valuation allowance against deferred tax assets in one of our foreign locations and a charge of $1.3 million in the third quarter 2010 relating to the finalization of EGS purchase accounting. Foreign tax expense was comprised of $5.0 million and $5.4 million for the nine months ended September 30, 2011 and 2010, respectively. In the United States, where we operated at a loss for tax purposes, we recorded a tax benefit of $1.8 million as a result of the resolution of uncertain tax positions mostly due to expiration of statutes of limitations, $0.1 million of state income tax benefit and $0.2 million of federal tax expense for the nine months ended September 30, 2011. We operate in a number of countries outside the United States where we are generally taxed at lower statutory rates than the United States and we also benefit from tax holidays in some foreign locations.

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

We made capital expenditures of $35.9 million, including those financed under capital leases, in the nine months ended September 30, 2011, as compared to $17.7 million for the nine months ended September 30, 2010. We expect to continue to make capital expenditures to build new service centers, meet new contract requirements and maintain and upgrade our technology.

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

On October 1, 2009, we, Stream Holdings Corporation, Stream International, Inc., Stream New York, Inc., Stream Global Services-US, Inc., Stream Global Services-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V., Stream International Service Europe B.V., and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”) entered into the Credit Agreement, as amended by the First Amendment to Credit Agreement dated June 3, 2011 and the Second Amendment to Credit Agreement dated November 1, 2011, with Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for the Revolving Line of Credit of up to $100 million, including a $20 million sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The Revolving Line of Credit has a term of four years at an interest rate of either Wells Fargo’s base rate plus 275 basis points or LIBOR plus 375 basis points, at our discretion. Substantially all of our assets, excluding intangible assets, secure the Notes and the Revolving Line of Credit. See Note 15 for Guarantor Financial Information.

At September 30, 2011, we are in compliance with the covenants of our Revolving Line of Credit. The Revolving Line of Credit has a fixed charge financial ratio covenant that is operative when our availability as defined in the Credit Agreement is less than $20 million. On a trailing four quarters basis, when the covenant is operative, Consolidated EBITDA less Capital Expenditures (net of amounts financed by capital leases) must be at least 1.1 times Fixed Charges, each as defined in the Credit Agreement. For the reporting period ending September 30, 2011, the ratio was 1.0, which is less than the ratio of 1.1 that would have been required if the covenant had been operative. This resulted from the significant increase in capital spending over the prior year period. However, as a result of our significant availability under the Revolving Line of Credit, the covenant was not operative and we were in compliance with the Credit Agreement. For the availability portion of the test, we had $46.9 million in excess availability versus the covenant requirements (i.e., availability of $66.9 million less $20 million below which the covenant would become operative).

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of September 30, 2011, we had approximately $5.5 million of these letters of credit in place under our Revolving Line of Credit. The obligations under the letters of credit decline periodically as the underlying obligations are satisfied.

Unrestricted cash and cash equivalents totaled $21.2 million for both the nine months ended September 30, 2011 and September 30, 2010. A substantial portion of our cash and cash equivalents is located in foreign countries and may be subject to foreign withholding taxes if repatriated to the United States. Working capital decreased $28.7 million to $84.0 million for the nine months ended September 30, 2011, compared to $112.7 million for the nine months ended September 30, 2010.

Net cash provided by operating activities totaled $47.6 million for the nine months ended September 30, 2011, a $32.8 million increase from the $14.8 million provided in the nine months ended September 30, 2010. The increase is primarily due to the $16.9 million reduction in net loss and $18.9 decrease in accounts receivable comparing September 30, 2011 to September 30, 2010.

Net cash used in investing activities totaled $26.8 million for the nine months ended September 30, 2011 which is a $13.7 million increase from the $13.1 million used in the period ended September 30, 2010. The increase is due to higher capital expenditures to support the growth in our business in 2011.

Net cash used in financing activities totaled $16.5 million for the nine months ended September 30, 2011, a $20.8 million decrease from the $4.3 million of cash provided by financing activities for the period ended September 30, 2010. The change was primarily due to repayment of debt and repurchase of 3.7 million shares of common stock in June 2011 pursuant to the securities purchase agreement among us, Trillium Capital, LLC and R. Scott Murray, our former chief executive officer.

Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. dollars or vice versa, and generally mature in one to 18 months. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $181.3 million as of September 30, 2011 and $192.2 million as of September 30, 2010.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments, including capital leases, bear interest at variable rates. At September 30, 2011, we had outstanding borrowings under variable rate debt agreements that totaled approximately $30.0 million. A hypothetical 1% increase in the interest rate would have increased interest expense by approximately $0.3 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our variable rate borrowings reflects fair value due to their short-term and variable interest rate features.

We had no outstanding interest rate derivatives covering interest rate exposure at September 30, 2011.

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

The following summarizes the relative (weakening)/strengthening of the U.S. Dollar against the local currency during the years presented:

	Nine Months Ended September 30,
	2011	2010
U.S. Dollar vs. Canadian Dollar	3.2%	(2.1%)
U.S. Dollar vs. Euro	(1.9%)	5.3%
U.S. Dollar vs. Indian Rupee	10.0%	(4.3%)
U.S. Dollar vs. Philippine Peso	(0.8%)	(5.9%)
U.S. Dollar vs. S. African Rand	18.8%	(5.8%)
U.S. Dollar vs. U.K. Pound Sterling	(1.0%)	2.0%

Cash Flow Hedging Program

Substantially all of our subsidiaries use the respective local currency as their functional currency because they pay labor and operating costs in those local currencies. Certain of our subsidiaries in the Philippines use the U.S. dollar as their functional currency while paying their labor and operating cost in local currency. Conversely, revenue for most of our foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. dollars and other non-local currencies. To mitigate the risk of principally a weaker U.S. dollar, we purchase forward contracts to acquire the local currency of the foreign subsidiary at a fixed exchange rate at specific dates in the future. We have designated and account for certain of these derivative instruments as cash flow hedges where applicable, as defined by the authoritative guidance.

Given the significance of our foreign operations and the potential volatility of certain of these currencies versus the U.S. dollar, we use forward purchases of Philippine Peso, Canadian Dollars, Euros, British Pounds and Indian Rupees to minimize the impact of currency fluctuations. As of September 30, 2011, we had entered into forward contracts with financial institutions to acquire the following currencies:

Currency	Notional Value	USD Equivalent	Highest Rate	Lowest Rate
Philippine Peso	2,605,000	$81,256	46.98	42.40
Canadian Dollar	68,900	$65,847	1.04	0.96
Indian Rupee	924,500	$18,547	51.32	45.89
Euro	10,750	$14,428	1.34	1.34
British Pound	750	$1,172	1.56	1.56

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

(a) Disclosure Controls and Procedures

Our Chief Executive Officer, Kathryn V. Marinello, and our Chief Financial Officer, Dennis Lacey (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of September 30, 2011 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Stream in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have been named as a third-party defendant in a putative class action captioned Kambiz Batmanghelich, on behalf of himself and all others similarly situated and on behalf of the general public, v. Sirius XM Radio, Inc., filed in the Los Angeles County Superior Court on November 10, 2009, and removed to the United States District Court for the Central District of California. The Plaintiff alleges that Sirius XM Radio, Inc. recorded telephone conversations between Plaintiff and members of the proposed class of Sirius customers, on the one hand, and Sirius and its employees, on the other, without the Plaintiff’s and class members’ consent in violation of California’s telephone recording laws. The Plaintiff also alleges negligence and violation of the common law right of privacy and seeks injunctive relief. On December 21, 2009, Sirius XM Radio, Inc. filed a Third-Party Complaint in the action against us seeking indemnification for any defense costs and damages that result from the putative class action. On March 25, 2010, the Plaintiff filed an amended complaint that added us as a defendant. We believe that we have meritorious defenses and we intend to vigorously defend against these claims. In March 2011, the court granted preliminary approval of a settlement of the class action. In September 2011, the court granted final approval of the settlement and entered judgment. Three class members who had objected to the settlement filed appeals of the judgment. The judgment will not become final until these appeals are resolved.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 2, 2011, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. As of September 30, 2011, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2010, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Compensation Committee previously approved the payment of applicable tax withholding on the vesting of restricted stock and restricted stock units held by certain members of our senior management team through the surrender by such shareholders and the repurchase by us of that number of the vested shares or units equal to the total tax withholding obligations divided by the fair market value of our common stock on the trading day preceding the vesting date. Such repurchases by us occurred in July 2011 and were not made pursuant to a publicly announced repurchase program.

The aggregate number of shares repurchased by us pursuant to these arrangements is set forth in the table below.

Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July 2011
(July 1, 2011 – July 31, 2011)	3,175	$3.36	—	—
August 2011
(August 1, 2011 – August 31, 2011)	—	—	—	—
September 2011
(September 1, 2011 – September 30, 2011)	—	—	—	—

Total	3,175		—	—

ITEM 6.	EXHIBITS.

We are filing as part of this Report the Exhibits listed in the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAM GLOBAL SERVICES, INC.

November 2, 2011	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello Chairman, Chief Executive Officer and President (Principal Executive Officer)

November 2, 2011	By:	/s/ Dennis Lacey
Dennis Lacey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Second Amendment to Credit Agreement, dated as of November 1, 2011, by and among Wells Fargo Capital Finance, LLC, in its capacity as agent for the lenders and bank product providers party thereto, Stream Global Services, Inc. and each of the subsidiaries of Stream Global Services, Inc. signatory thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 1, 2011 (File No. 001-33739) and incorporated herein by reference).

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.