Form 10-K
period 2011-12-31
Stream Global Services, Inc.
filed 2012-02-29
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $17,374,114 based on the last reported sale price of the registrant’s Common Stock on the NYSE Amex on June 30, 2011, which was the last business day of the registrant’s most recently completed second fiscal quarter.

There were 76,025,505 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of February 24, 2012 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2011, are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Overview

Stream Global Services, Inc. (“we”, “us”, “Stream”, the “ Company” or “SGS”) is a corporation organized under the laws of the State of Delaware. We were incorporated on June 26, 2007. We consummated our initial public offering in October 2007. In October 2009, we acquired EGS Corp., a Philippines corporation (“EGS”), in a stock-for-stock exchange. More than 90% of our outstanding common stock is indirectly owned by Ares Corporate Opportunities Fund II, L.P. (“Ares”), EGS Dutchco B.V. (“EGS Dutchco”) and NewBridge International Investments Ltd. (“Newbridge”).

Our Business

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support primarily for Fortune 1000 companies. Our clients include leading computing/hardware, telecommunications service providers, software/networking, entertainment/media, retail, travel and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across 49 locations in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

We seek to establish long-term, strategic relationships with our clients by delivering high-value solutions that help improve our clients’ revenue generation, reduce their operating costs, and improve their customers’ satisfaction. To achieve these objectives, we work closely with our clients in order to understand what drives their economic value, and then implement processes and performance metrics to optimize results for our clients. The success of our differentiated client value proposition is demonstrated, in part, by the tenure of our client relationships. Several of our top clients have been with us for over a decade and the average duration of our relationships with our top ten clients by revenue is approximately eight years.

Our clients include leading computing and hardware companies, such as our three largest clients by revenue, Dell Inc., Hewlett-Packard Co. and Microsoft Corp., which accounted for approximately 12%, 10%, and 10%, respectively, of our revenues for the year ended December 31, 2011. We target sectors such as computing/hardware, telecommunications service providers, software/networking, entertainment/media, and retail because of their growth potential, their propensity to outsource, their large, global customer bases, and their complex product and service offerings, which often require sophisticated customer interactions.

For many of our clients, we service multiple types of customer interactions that may encompass several product and service lines. In many cases, our services for clients are performed under discrete, renewable, multi-year contracts that are individually negotiated with various business leaders at the client and define, among other things, the service level requirements, the tools and technology, the operating metrics, and various pricing grids depending on volume and other requirements. We typically bill our clients on a monthly basis by the minute, the hour, or the transaction. In some cases, we also receive incentive based compensation from our clients that is directly connected to our performance and/or our ability to generate sales for our clients.

We are subject to fluctuations in our revenues and earnings based on the timing of new and expiring client programs and the seasonality of certain client programs. From time to time, clients seek to shift their CRM programs to lower cost locations, which may negatively affect our results of operations as we seek to shift resources to the lower cost off-shore locations, resulting in lower revenue but a higher gross margin percentage.

A substantial amount of our operating costs is incurred in foreign currencies. We use derivatives to mitigate risk relating to foreign currency fluctuations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Industry

The contact center outsourcing industry is highly fragmented and competitive. Despite the competitive nature of the market, we believe outsourcing will continue to grow as a result of higher client demand for cost savings, the need for multi-national companies to service their global customers where they are located, along with the need for high-quality customer interactions and innovative service solutions that deliver real value. Stream also believes the desire for companies to focus on core competencies remains strong and will continue to drive them to outsource certain non-core functions to experienced outsourcing providers with the appropriate global scale, processes and technological expertise.

As business becomes more global, many companies find they do not have the capacity, infrastructure, international experience or technology tools to adequately service their customers. In turn, they increasingly look to global BPO service providers like Stream—that have invested in technology and infrastructure and have established a global presence—to deliver customer facing services in established and emerging markets. The largest CRM and BPO customers are typically multinational companies that require their service providers to have a global footprint to service segments of their customer base in multiple countries and multiple languages. They also require service providers that are agile enough to scale quickly as volume requirements change. Our clients require:

1.	Global servicing capabilities to fit the needs of particular products or programs in multiple languages;

2.	Sophisticated technology infrastructure that enables fully integrated customer interaction channels that are analytics enabled and virtually accessible across a global delivery platform;

3.	A solution-driven approach that solves multiple customer needs, such as total customer experience, retention and lower customer churn rates, and creates new or expanded revenue opportunities for our clients; and

4.	A competitive total cost of solution that takes advantage of technology, applications, defined processes and a diverse global operations.

Our Strategy

Our strategy is to be a leading provider of integrated, global CRM and BPO services that allow our clients to create maximum value for their customers over the long-term. To achieve this strategy, we offer a broad suite of services that leverages an integrated technology platform on a global basis. We expect to increase our revenues and profitability while further growing our market position by implementing our global business strategy, which includes:

Increasing revenues with new and existing clients.

We expect to increase our revenue through a combination of being awarded business from new clients and increasing our service offerings and market share for existing clients. We expect to continue to garner new clients in the future as more companies outsource their CRM and BPO services. Additionally, many of our clients are consolidating their CRM and BPO relationships to a fewer number of vendors who can provide multiple service offerings on a global basis. We expect to capitalize on this trend by increasing our service offerings for existing clients and winning a greater share of services that they currently outsource. We also expect to generate new business by working with our clients to outsource non-core programs that are currently managed internally.

Enhancing margins through global expansion and operating efficiency.

We seek to enhance our gross and operating margins by improving our systems and infrastructure and by expanding our global operations. We also continue to work to improve our operating metrics, such as revenue per full-time employee, utilization and productivity and employee retention, and our learning and development platforms and standardized global processes to increase accessibility and quality of information and data exchange.

Expanding our revenue growth and market share through targeted acquisitions.

We plan to grow our organic revenues and market share and review opportunities to grow through targeted acquisitions. Our desire to enter new geographies or offer new lines of services may be accomplished most efficiently and cost effectively through the acquisition of companies or assets or through joint venture arrangements with third parties.

Expanding current, and developing and implementing new, BPO service offerings to increase market share.

We expect to expand our current service offerings, such as sales and revenue generation services, customer lifecycle management and technical support services within our existing client base, as well as expand our service offerings to include new offerings, such as data analytics and social media, to increase margins and profitability. Many of our clients are looking for global service providers that can not only provide multiple service offerings in an efficient and flexible cost model, but also generate revenues to help reduce the overall cost of service.

Building and implementing a multi-year global technology roadmap.

We believe that technology applications and infrastructure are critical to our business and allow us to offer our clients efficient services on a cost-effective basis. During 2011, we continued our investment in technology applications that enhance efficiency such as applicant tracking, human resource information management systems, data and information portals, screen consolidation tools, learning and development tools, self-help portals for employees to manage their benefits, and real-time web-based training. We expect to continue to invest in our technology infrastructure; we are currently investing in a project to centralize our data centers that we expect to begin to generate cost savings in 2013.

Our Service Offerings

Our fully integrated service offerings enable our clients to increase revenue and enhance overall brand value and customer loyalty with many types of customer interactions. Our complement of outsourced services includes technical support, customer care and lifecycle management, sales and revenue generation, as well as other back-office services, delivered through a variety of channels, such as voice, email and chat technologies. We blend agility and flexibility with a global, standardized delivery model to create solutions that deliver value to our clients, in diverse specialized industries.

We utilize a proprietary methodology to determine the optimal mix of support locations—onshore, nearshore or offshore—and delivery mechanisms (voice, email, chat and self-service) to meet our clients’ complete customer care objectives. We align our staffing to meet our clients’ complex technical and sales requirements with multilingual skill sets across our global presence of 49 locations in 22 countries.

Technical Support

Through our technical support services we interact with people who contact our solution centers after they have purchased a product and/or service from one of our clients and are looking for help with its operation or usage. Technical support transactions typically originate by phone, self-help function, e-mail, chat/web collaboration and callback. To provide quality service, we integrate our service channels so that end users are able to easily choose the option that best meets their support needs. Our technical support services are designed to provide clients with a high-quality, cost-effective and efficient service delivery platform to handle transactions from multiple market segments. Using multimedia service delivery channels, we enable our clients to expand their current technical support service delivery platforms with cost effective and robust solutions for consumer and business customers.

Customer Sales and Retention Programs

We utilize our xStream Seller methodology to conduct customer sales programs to increase our clients’ product sales. xStream Seller takes a balanced approach to selling that focuses on proven recruiting and management strategies and consistently delivers high value sales. Our operational execution focuses on improving response rates, increasing order values and maximizing revenues and profit. We tailor the approach we take with each client to ensure we are delivering a unique customer experience that secures brand loyalty. Our customer service and retention programs are designed to build ongoing, solid relationships with customers and position us to maximize ongoing sales opportunities through cross-sell and up-sell opportunities and revenue generation services. Our revenue generation services are designed to provide our clients with the tools necessary to meet their corporate strategic goals for profitability and revenue.

In addition to technical support and sales solutions, we offer ongoing customer service and customer care offerings designed to manage customer relationships for our clients on an ongoing basis. We view each customer contact as an opportunity to strengthen brand loyalty and enhance overall brand value. This ultimately helps reduce our clients’ operational costs while providing them the opportunity to increase their revenues. We manage our clients’ vital customer relationships through our standardized best practices that begin with the recruitment, hiring and training of our service professionals. Our practices allow us to identify the right customer service support professionals and equip them with the tools and training necessary to provide high levels of customer service.

Workflow, Analytics and Reporting

Our proprietary technology platform includes a fully integrated desktop solution that streamlines complex processes and workflows and provides real-time analytics and reporting virtually across our global infrastructure on a real-time basis. Our workflow methodology offers a wide variety of features to create a customized solution that delivers value to our clients.

Sales and Marketing

We have a direct sales force and sales support organization focused on high growth companies in the target industries in North America, Latin America, Asia and Europe. We use a consultative solution selling approach and generally focus our marketing efforts at our clients’ or prospective clients’ senior executive levels where decisions are made with respect to outsourcing critical CRM functions. As we continue to develop relationships with senior management, such as the chief executive officer, chief technology officer, chief financial officer, chief services officer and business unit leader of our clients, we strive to become a trusted business advisor to our clients.

Our sales and marketing group also evaluates entry into new end markets, and identifies potential new clients in those markets. As we consider new markets, we analyze potential market size, industry participants, market dynamics and trends, growth prospects and the propensity for outsourcing services. With respect to an individual client, the sales and marketing group will review its financial strength and market position and its anticipated need for long-term outsourcing services. We consider our ability to deliver those services, our competitive positioning and the likelihood of winning the contract in making such determinations.

Employees

Our success in recruiting, hiring and training highly skilled employees is key to our ability to provide high-quality CRM and BPO services to our clients globally. We generally locate our service centers where there is ready access to higher education and a major transportation infrastructure. We generally offer a competitive pay scale, hire primarily full-time employees who are eligible to receive a full range of employee benefits, and seek to provide employees with a clear, viable career path. We also offer a combination of client based training, language training and internal technology certification courses to our employees. The combination of our training programs with close manager mentoring programs enables our employees to not only provide excellent service to our clients, but also progress into management positions within Stream.

As of December 31, 2011, we had more than 31,000 employees providing services to our clients’ customers and administrative services in our business. The majority of our employees are not subject to collective bargaining agreements, with the exception of our service centers in some countries within Europe and Africa. In those locations approximately 4,100 of our employees are subject to collective bargaining agreements using workers’ councils (which are typical in these regions). We believe relations with our employees are good.

Competition

The industry in which we operate is competitive and highly fragmented. Our competitors range in size from very small firms offering specialized applications or short-term projects, to large independent firms, and the in-house operations of many clients and potential clients. In short, the competitive landscape is wide and diverse. We compete directly and indirectly with certain companies that provide CRM and other BPO solutions on an outsourced basis. These include, but are not limited to, U.S.-based providers, such as Convergys, Sitel, Startek, Sykes, TechTeam Global, TeleTech, and West; Europe-based providers, such as Atento, Teleperformance Group, and Transcom Worldwide; South Asia-based providers, such as Aditya Birla Minacs, Genpact, SMT Direct, Wipro, and WNS; local entities in other offshore geographies, such as TIVIT and the Philippine Long Distance Telephone Company; small niche providers, such as Alpine Access, Arise, VIPDesk, and Working Solutions; and large global companies that offer outsourced services within their portfolios, such as IBM, HP, CapGemini, Accenture and Fujitsu. Our competitors include both publicly traded and privately held companies.

Service Professional Tools

We believe in making the necessary investments to ensure that each of our service professionals has the tools required to provide high quality service to end-users. We leverage a mix of in-house developed and third party software solutions across all of our service centers. Many of these solutions are customized for our enterprise and facilitate data capture and transfer from the service professional to our various data storage and network systems, and are flexible enough to interface with our clients’ CRM systems.

Intellectual Property

As of December 31, 2011, we had 12 registered trademarks in 9 jurisdictions and 13 active registered domain names.

Recent Developments

On January 31, 2012, a Transaction Statement on Schedule 13e-3 (the “Schedule 13e-3”) was filed by SGS Holdings LLC, a Delaware limited liability company wholly owned by Ares, EGS Dutchco and NewBridge (“SGS Holdings”), Ares, EGS Dutchco, NewBridge and the other persons listed on the cover of the Schedule 13e-3 above the caption “Name of Persons Filing Statement” (the “Filing Persons”) pursuant to Section 13(e) of the Exchange Act and Rule 13e-3 thereunder. As disclosed therein, the Schedule 13e-3 was filed in connection with potential privately negotiated purchases of shares of our common stock and a contemplated subsequent “short-form” merger that, if consummated, would result in Stream becoming a private company.

The following is based solely on the disclosure in the Schedule 13e-3. As of January 31, 2012, SGS Holdings owns 70.1 million, or approximately 92%, of the issued and outstanding shares of our common stock, and Ares, NewBridge and EGS Dutchco own approximately 52%, 29% and 19%, respectively, of the units of membership interest of SGS Holdings. SGS Holdings intends to seek to acquire additional shares of our common stock in privately negotiated transactions with certain selected stockholders of Stream (the “Private Purchases”). Any such Private Purchases are expected to be financed by loans from Ares, EGS Dutchco and NewBridge to SGS Holdings. Thereafter, SGS Holdings intends to evaluate whether to conduct a short-form merger (the “Merger”), under Section 253 of the General Corporation Law of the State of Delaware (the “DGCL”), pursuant to which a newly-formed Delaware corporation subsidiary of SGS Holdings would merge with and into Stream, with Stream as the surviving corporation, as a means of acquiring all of the other shares of our common stock not owned directly or indirectly by any of the Filing Persons. SGS Holdings has not yet determined whether to proceed with the Merger. If consummated, upon the effectiveness of the Merger, the shares of our common stock not owned by Stream, by any of the Filing Persons or by stockholders who properly exercise their statutory appraisal rights under the DGCL would be canceled and automatically converted into the right to receive the merger consideration, which is expected to be $3.25 per share in cash, without interest.

For more information, please see the full text of the Schedule 13e-3.

Corporate Information

Stream Global Services, Inc. is a Delaware corporation. Our principal office is located at 20 William Street, Suite 310, Wellesley, Massachusetts 02481, and our telephone number is (781) 304-1800. Our website address is www.stream.com.

ITEM 1A.	RISK FACTORS

Our business is subject to numerous risks. The risk factors listed below include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The risk factors that appear below, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Such forward-looking statements are discussed under “Cautionary Note Regarding Forward-Looking Statements.”

Risks Relating to Our Business

We have a history of losses and there can be no assurance that we will become or remain profitable or that losses will not continue to occur.

For the year ended December 31, 2011, we had a net loss of $23.6 million. We may not achieve or sustain profitability in the future. Our ability to achieve profitability will depend, in part, on our ability to:

•	attract and retain an adequate client base;

•	effectively manage a large global business;

•	react to changes, including technological changes, in the markets we target or operate in;

•	deploy our services in additional markets or industry segments;

•	maintain operating efficiencies in our service centers across the globe;

•	respond to competitive developments and challenges;

•	attract and retain experienced and talented personnel; and

•	establish strategic business relationships.

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

We have derived, and we believe that we will continue to derive a substantial portion of our revenue from a limited number of clients. Revenue from our three largest clients, Dell Inc., Hewlett-Packard Co. and Microsoft Corp., accounted for 12%, 10% and 10%, respectively, of our revenues for the year ended December 31, 2011. Although we generally enter into multi-year contracts with clients, many of which are renewable, these contracts generally do not require clients to provide a minimum amount of revenues and allow clients to terminate earlier for convenience. There can be no assurance that we will be able to retain, renew or extend our contracts with our major clients.

There can also be no assurance that if we were to lose one or more of our major clients, we would be able to replace such clients with new clients that generate a comparable amount of revenues. A number of factors could cause us to lose business or revenue from a client, and some of these factors are not predictable and are beyond our control. For example, a client may demand price reductions, change its outsourcing strategy, move work in-house or reduce previously forecasted demand due to circumstances wholly unrelated to our service levels. In addition, the volume of work we perform for specific clients may vary from year to year. Thus, a major client in one year may not provide the same level of revenue in any subsequent year. In many cases, if a client terminates its contract with us or does not meet its forecasted demand, we would have no contractual recourse even if we have built-out facilities and/or hired and trained service professionals to provide services to the client. Consequently, the loss of one or more of our major clients, or the inability to generate anticipated revenues from them, would have a material adverse effect on our business, results of operations, financial condition and cash flows. Our operating results for the foreseeable future will continue to depend on our ability to obtain volume/revenues from a small number of clients and any revenue growth will depend on our success in selling additional services to our large clients and expanding our client base.

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

Most of our revenue is derived from clients concentrated in the computing/hardware and telecommunications service providers industries. The success of our business largely depends on continued demand for our services from clients in these industries, as well as on trends in these industries to outsource business processes on a global basis. A downturn in any of the industries we serve, a slowdown or reversal of the trend to outsource business processes in any of these industries or the introduction of regulations that restrict or discourage companies from outsourcing, could result in a decrease in the demand for our services, which in turn could materially harm our business, results of operations, financial condition and cash flows. Despite recent signs of economic recovery in some markets, many of the markets in which we operate are still in an economic downturn that we believe has had and will continue to have a negative effect on the business of many of our clients, which has, in some cases, resulted in lower volumes of work for us. In the event that the global economy slips back into a recession or the economic downturn in some of the markets in which we serve worsens, we may experience even lower volumes and pricing pressures, which would negatively affect our business, results of operations, financial condition and cash flows.

Other developments may also lead to a decline in the demand for our services in the industries we serve. Consolidation in any of the industries that we serve, particularly involving our clients, may decrease the potential number of buyers of our services. Furthermore, many of our existing and new clients have begun or plan to consolidate or reduce the number of service providers that they use for various services in various geographies. To the extent that we are not successful in becoming the recipient of the consolidation of services by these clients, our business and revenues will suffer. Any significant reduction in, or the elimination of, the use of the services we provide within any of these industries would reduce our revenue and cause our profitability to decline.

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

In order to pursue business opportunities, we will need to continue to build our infrastructure, our client initiatives and operational capabilities. Our ability to do any of these successfully could be affected by one or more of the following factors:

•	the ability of our technology and hardware, suppliers and service providers to perform as we expect;

•	our ability to execute our strategy and continue to operate a large, more diverse business efficiently on a global basis;

•	our ability to effectively manage our third party relationships;

•	our ability to attract and retain qualified personnel;

•	our ability to effectively manage our employee costs and other expenses;

•	our ability to retain and grow our clients and the current portfolio of business with each client;

•	technology and application failures and outages, interruption of service, security breaches or fraud which could adversely affect our reputation and our relations with our clients;

•	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving service and pricing demands of the markets we serve; and

•	our ability to raise additional capital to fund our growth.

Our failure to adequately address the above factors would have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise, which might negatively affect our business.

Our business may be impacted by the performance of our clients.

Our revenue and call volume is often highly correlated with products sold, services purchased or renewed by our clients’ customers or end users, and revenue of our clients. Our clients may experience rapid changes in their prospects, substantial price competition and pressure on their results of operations, which may result in lower volumes and/or pressure on us to lower our prices. In addition, many of our clients are seeking to consolidate their current group of service providers to a smaller more manageable group that is able to provide low-cost integrated service offerings on a global basis. In some cases we do not currently offer or have service locations in those geographic locations where our clients are seeking services. Our ability to sustain growth and profitability in the current environment is very dependent upon our ability to maintain and/or gain a greater share of business within our current clients and attract new clients. There can be no assurance that we will be able to do so in the future. In the event that some of our service centers do not receive sufficient call volume in the future, we may be required to close them and relocate business in other centers. This would require substantial employee severance, lease termination costs and other re-structuring costs.

Moreover, we are exposed to additional risks related to our clients’ ability to pay and the collectability of our accounts receivables. In the event that our clients’ prospects deteriorate or the availability of credit tightens, our clients’ liquidity may be adversely impacted, resulting in delayed or reduced payments to us. Such delays or reductions in payment or the non-payment by our clients of amounts owed to us may require us to incur a bad debt expense. In the event that one of our major clients should file for bankruptcy protection or otherwise fail, our future business, results of operations, financial condition and cash flows could be materially adversely affected.

We may not be able to achieve incremental revenue growth or profitability.

Our strategy calls for us to achieve incremental revenue growth and profitability through initiatives, such as opening new or expanding our existing international service locations in places like China, Central and Latin America and the Philippines. Other initiatives we may pursue include, (i) the addition or expansion of services, such as sales and warranty services; (ii) the introduction of front-end technology-driven service solutions for fee-based services, self-help, and other technology driven solutions; and (iii) operational improvements in areas such as employee attrition, site capacity utilization, centralization of certain administrative services, productivity rates and greater use of technology to drive efficiencies and cost savings. However, there can be no assurance that we will not encounter difficulties or delays in implementing these initiatives, and any such difficulties or delays would adversely affect our future operating results and financial performance.

We have, on a consolidated basis, a substantial amount of debt, which could impact our ability to obtain future financing or pursue our growth strategy.

We have substantial indebtedness. We and certain of our subsidiaries entered into a credit agreement, as amended by the First Amendment to Credit Agreement dated June 3, 2011 and Second Amendment to Credit Agreement dated November 1, 2011 (the “Credit Agreement”), with Wells Fargo Capital Finance, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Credit Facility”) of up to $100 million, including a $20 million sub-limit for letters of credit. As of December 31, 2011, we had approximately $266.6 million of indebtedness (including capital leases) and up to an additional $50.1 million of borrowings available under the ABL Credit Facility, subject to borrowing base limitations and other specified terms and conditions.

Our high level of indebtedness could have important consequences and significant adverse effects on our business, including the following:

•	we must use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	our high level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•	our high level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

The instruments governing our ABL Credit Facility contain, and the instruments governing any indebtedness we may incur in the future may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Any failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness.

Payments on our indebtedness require a significant amount of cash. Our ability to meet our cash requirements and service our debt is impacted by many factors that are outside of our control.

We have outstanding $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”). The Notes were issued pursuant to the Indenture, among us, certain of our subsidiaries (the “Note Guarantors”), and Wells Fargo Bank, N.A., as trustee (the “Indenture”). We expect to obtain the funds to pay our expenses and to pay the amounts due under the Notes primarily from our operations and borrowings under our ABL Credit Facility. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the Notes, or to fund other liquidity needs. Our ability to borrow amounts under our ABL Credit Facility is subject to borrowing base limitations and other specified terms and conditions, and the ability of certain of our foreign subsidiaries to borrow amounts under our ABL Credit Facility in the future is also subject, among other conditions, to our provision of security interests in certain assets of those foreign subsidiaries which we did not provide upon the closing of the ABL Credit Facility and we may not be able to provide in the future. If we do not have sufficient cash resources in the future, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money. We might not be able to accomplish any of these alternatives on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. Our failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the value of the Notes and our ability to pay the amounts due under the Notes.

We may incur substantial additional indebtedness that could further exacerbate the risks associated with our indebtedness.

We may incur substantial additional indebtedness in the future. Although the Indenture governing the Notes and the loan agreement governing our ABL Credit Facility contain restrictions on our incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions that permit us to incur substantial additional indebtedness, including additional secured indebtedness. If we incur additional debt, the risks described above under “We have, on a consolidated basis, a substantial amount of debt, which could impact our ability to obtain future financing or pursue our growth strategy” and “Payments on our indebtedness require a significant amount of cash. Our ability to meet our cash requirements and service our debt is impacted by many factors that are outside of our control” would intensify.

Our business may not develop in ways that we currently anticipate due to negative public reaction to outsourcing and proposed legislation.

We have based our growth strategy on certain assumptions regarding our industry, services and future demand in the market for our services. However, the trend to outsource business processes may not continue and could reverse. Outsourcing is a politically sensitive topic in the United States and elsewhere due to a perceived association between outsourcing providers and the loss of jobs in the United States. A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing services outside the United States. For example, U.S. elected officials have supported legislation that they contend will generate new jobs in the United States, including limiting income tax benefits for companies that offshore American jobs. Because many of our clients are companies headquartered in the United States, any expansion of existing laws or the enactment of new legislation restricting offshore outsourcing could harm our business, results of operations and financial condition. It is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to off-shore service providers. This would also negatively affect our ability to attract or retain clients that have these contracts.

In addition, many jurisdictions have enacted or proposed legislation relating to the protection of sensitive personal data or other consumer protections that has resulted or may result in increases in our operational expenses. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring their services from onshore to off-shore providers as a result of the perceived diminishment of operational efficiencies or cost savings. A slowdown or reversal of existing industry trends towards off-shore outsourcing could seriously harm our ability to compete effectively with competitors that operate solely out of facilities located in the United States or Canada.

We may be unable to cost-effectively attract and retain qualified personnel, which could materially increase our costs.

Our business is dependent on our ability to attract, retain and motivate key executives and also recruit, hire, train and retain highly qualified technical and managerial personnel, including individuals with significant experience in the industries that we have targeted. The CRM and BPO service industry is labor intensive and is normally characterized by high monthly employee turnover. Any increase in our employee turnover rate would increase our recruiting and training costs, decrease our operating effectiveness and productivity and delay or deter us from taking on additional business resulting in lower financial performance. Also, the introduction of significant new clients or the implementation of new large-scale programs may require us to recruit, hire and train personnel at an accelerated rate. In addition, some of our facilities are located in geographic areas with relatively low unemployment rates, potentially making it more difficult and costly to attract and retain qualified personnel. There can be no assurance that we will be able to continue to hire, train and retain sufficient qualified personnel to adequately staff our business.

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

A substantial amount of our operating costs is incurred in foreign currencies. In many cases, we bill our clients in U.S. Dollar, Canadian Dollar, Euro and U.K. Pound Sterling denominated amounts and incur costs in the servicing country in local currency. If the value of the U.S. Dollar drops relative to other currencies, our cost of providing services outside the United States will increase accordingly when measured in U.S. Dollars. In addition, a substantial amount of our revenue is denominated in foreign currencies, especially the Euro. If the U.S. Dollar increases in value relative to other currencies, the value of those revenues will decrease accordingly when measured in U.S. Dollars. Any continued significant fluctuations in the currency exchange rates between the U.S. Dollar, Canadian Dollar, Euro and U.K. Pound Sterling and the currencies of countries in which we operate may affect our business, results of operations, financial condition and cash flows.

A substantial portion of our costs are incurred and paid in Philippine Pesos. Therefore, we are exposed to the risk of an increase in the value of the Philippine Peso relative to the U.S. Dollar, which would increase the value of those expenses when measured in U.S. Dollars.

Although we engage in hedging relating to the Canadian Dollar, the Indian Rupee and the Philippine Peso, our hedging strategy, including our ability to acquire the desired amount of hedge contracts, may not sufficiently protect us from further strengthening of these currencies against the U.S. Dollar. As a result, our expenses when measured in U.S. Dollars could increase and harm our operating results. On the other hand, if the U.S. Dollar strengthens against the Canadian Dollar, the Indian Rupee or the Philippine Peso, our hedging strategy could reduce the potential benefits we would otherwise expect from a strengthening U.S. Dollar. We are also doing business in Latin America but do not yet hedge currencies from these countries as there are no markets available in these currencies where hedge contracts may be acquired.

Our international operations and sales subject us to additional risks, including risks associated with unexpected events.

We conduct business in various countries outside of the United States, including Canada, the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, Denmark, Bulgaria, India, the Philippines, China, El Salvador, Egypt, Tunisia, Nicaragua, the Dominican Republic and Costa Rica. A key component of our growth strategy is our entry into new markets or expansion of our existing markets, as we did in China in 2011. There can be no assurance that we will be able to successfully market, sell and deliver our services in these markets, or that we will be able to successfully expand our international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances. The following factors, among others, could adversely affect our business and earnings:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities including, without limitation, employment law and data protection requirements;

•

compliance with multiple and potentially conflicting regulations in the countries where we operate now and in the future, including employment laws, intellectual property requirements, the Foreign Corrupt Practices Act and other anti-corruption laws;

•	difficulties in managing foreign operations and attracting and retaining appropriate levels of senior management and staffing;

•	longer cash collection cycles;

•	seasonal reductions in business activities, particularly throughout Europe;

•	compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to American policies that may be unpopular in certain countries;

•	difficulties in enforcing agreements through foreign legal systems;

•

fluctuations in exchange rates that may affect product demand and may adversely affect the profitability in U.S. Dollars of services we provide in foreign markets, where payment for our products and services is made in the local currency and revenues are earned in U.S. Dollars or other currency;

•	changes in general economic conditions or political strife or upheaval in countries where we operate;

•	the ability to efficiently repatriate cash to the United States and transfer cash between foreign jurisdictions;

•	changes in transfer pricing policies for income tax purposes in countries where we operate;

•	restrictions on downsizing operations and personnel in Europe and other jurisdictions (i.e. regulatory or works council restrictions) and expenses and delays associated with any such activities; and

•	changes to or elimination of the international tax holiday for our subsidiaries in the Philippines.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our global operations and reduce our global sales, adversely affecting our business and future financial performance.

Certain countries where we do business have recently experienced political and economic instability and civil unrest and terrorism, which have disrupted and may continue to disrupt our operations and may cause our business to suffer.

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

We may not be able to maintain control of our business in China.

The government of the People’s Republic of China, or PRC, restricts foreign investment in telecommunications businesses. Accordingly, we operate our business in China through a variable interest entity in China (the “VIE”) owned by two individuals designated by us who are PRC citizens. We have no equity ownership interest in the VIE and rely on contractual arrangements with the VIE and its stockholders to control and operate the VIE. These contractual arrangements may not be as effective in providing control over the VIE as direct ownership and we cannot ensure that we will be able to enforce these contracts. For example, the VIE could fail to take actions required for, or beneficial to, our business or fail to maintain its license despite its contractual obligations to do so. In addition, we cannot ensure that the shareholders of the VIE will always act in our best interests. If the VIE or its stockholders fail to perform their obligations under their respective agreements with us, we may need to engage in litigation in China to enforce our rights, which may be time-consuming and costly, divert management resources, or have other adverse effects on our business, and we may not be successful in enforcing our rights.

The laws and regulations governing our business in the PRC and the enforcement and performance of our contractual arrangements with the VIE and its stockholders are relatively new and may be subject to change and their official interpretation and enforcement may involve substantial uncertainty. New laws and regulations that affect our business may also be applied retroactively. We cannot ensure that the PRC government would agree that the operating arrangements comply with PRC licensing, registration, or other regulatory requirements, with existing policies, or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenue, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

Current tax holidays in foreign jurisdictions in which we operate will expire over the coming years.

We currently benefit from income tax holiday incentives for certain projects and operations in foreign jurisdictions, such as incentives in the Philippines pursuant to registrations with the Philippine Economic Zone Authority, or PEZA. These tax holiday incentives generally expire over a period of years. The income tax holiday of our various PEZA-registered projects in the Philippines expire at staggered dates starting 2013. In the event we are not able to renew, the expiration of these tax holidays will increase our effective income tax rate.

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

In addition, our planned staffing levels, investments and other operating expenditures are based on revenue forecasts provided by our clients. If actual revenues are below these forecasts or our own expectations in any given quarter, our business, results of operations, financial condition and cash flows would likely be adversely affected for that quarter and thereafter. In addition, to the extent that we enter into mergers and acquisitions or new business ventures in the future, our quarterly or future results may be impacted.

Our financial results may be adversely affected by increases in labor-related costs.

Because a significant portion of our operating costs relate to labor costs, an increase in U.S. or foreign wages, costs of employee benefits or taxes could have a material adverse effect on our business, results of operations and financial condition. For example, over the past several years, healthcare insurance costs have increased at a rate much greater than that of general cost or price indices. Increases in our pricing may not fully compensate us for increases in labor and other costs incurred in providing services. Some of our facilities are located in jurisdictions, particularly in Europe, where it is difficult or expensive to temporarily or permanently lay off workers due to both local laws and practices within these jurisdictions. Such laws will make it more expensive for us to respond to adverse economic conditions. There can be no assurance that we will be able to increase our pricing or reduce our workforce to fully compensate for the increases in the costs to provide services.

We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wage costs in India, the Philippines and other offshore locations have historically been significantly lower than wage costs in the North America and Europe for comparably skilled professionals. However, because of rapid economic growth in India and the Philippines, increased demand for CRM and BPO services and increased competition for skilled employees in offshore low cost locations like India and the Philippines, wages for comparably skilled employees in such locations are increasing at a faster rate than in North America and Europe, which may reduce the cost benefit enjoyed by our clients, thereby reducing the volumes they offer to us with an adverse effect on our future revenue. As additional outsourcing companies enter the market and expand their operations, we expect competition for skilled employees at the service professional and middle and upper management levels to increase which would affect the availability and the cost of our employees, increase our attrition rate and without a change in our pricing, reduce our gross margins.

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

The market in which we compete is highly competitive and fragmented. We expect competition to persist and intensify in the future. Our competitors include small firms offering specific applications, divisions of large entities, large independent firms and the in-house operations of clients or potential clients.

Because we compete with the in-house operations of existing and potential clients, our business, results of operations, financial condition and cash flows could be adversely affected if our existing clients decide to provide CRM and other business processes that currently are outsourced or if potential clients retain or increase their in-house customer service and product support capabilities. In addition, competitive pressures from current or future competitors or in-house operations could cause our services to lose market acceptance or result in significant price erosion, which would have an adverse effect upon our business, results of operations, financial condition and cash flows. Some of our clients may seek to consolidate services that we provide, which may in turn reduce the amount of work we perform for them.

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

We may pursue acquisitions of companies or assets in order to enhance our market position and/or expand the types of services that we offer to our clients and may enter geographic markets where we do not currently conduct business. We may also acquire minority interest in companies or enter into joint venture arrangements with other parties, which may include existing clients. We may also pursue certain acquisitions which may cause management distractions and increased legal costs. We may not be able to find suitable acquisition candidates and we may not be able to consummate such acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot be sure that they will ultimately strengthen our competitive position, or that our clients, employees or investors will not view them negatively. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our indebtedness, liabilities, expenses and exposure to different legal regimes and/or regulations and harm our operating results or financial condition. We may not be able to successfully integrate these acquisitions into our operations may lose key clients, employees and members of management and may not achieve the synergies and other benefits expected from the acquisition or investment. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, results of operations, financial condition and cash flows.

Our business depends on uninterrupted service to our clients. A system failure or labor shortage could cause delays or interruptions of service, which could cause us to lose clients.

Our operations are dependent upon our ability to protect our service centers, computer and telecommunications equipment and software systems against damage or interruption from fire, power loss, telecommunications interruption or failure, natural disaster, breaches in data and technology security integrity and other similar events in order to provide our clients with reliable services. Additionally, we depend on our employees to perform our services on behalf of our clients. If we are unable to staff our service centers due to labor shortages, or if employees miss work due to labor strikes or civil or political unrest, natural disasters and other similar events, our ability to provide our clients with reliable services will be hindered. Some of the events that could adversely affect our ability to deliver reliable service include physical damage to our network operations centers; disruptions, power surges or outages to our computer and telecommunications technologies which are beyond our control; sabotage or terrorist attacks and cyber attacks or data theft; software defects; fire or natural disasters such as typhoons, hurricanes, floods and earthquakes; civil unrest and political turmoil; and labor shortages or walk-outs.

Technology is a critical foundation to our service delivery. We utilize and deploy internally developed and third party software solutions that are often customized by us across various hardware and software environments. We operate an extensive internal voice and data network that links our global sites together in a multi-hub model that enables the rerouting of call volumes. We also rely on multiple public communication channels for connectivity to our clients. Maintenance of and investment in these foundational components are critical to our success. If the reliability of technology or network operations fall below required service levels, or a systemic fault affects the organization broadly, business from our existing and potential clients may be jeopardized and cause our revenue to decrease.

We have commenced a project to consolidate our United States data centers in order to improve reliability and to generate cost savings. If we experience a temporary or permanent interruption at one or more of our service centers and/or data centers, through casualty, operating malfunction (whether caused by us, our vendor or otherwise), labor shortage or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to affected clients or allow some clients to terminate or renegotiate their contracts with us. Although we maintain property, business interruption and general liability insurance, including coverage for errors and omissions, there can be no assurance that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The occurrence of errors could result in a loss of data to us or our clients, which could cause a loss of revenues, failure to achieve product acceptance, increased insurance costs, legal claims against us, delays in payment to us by clients, increased service and warranty expenses or financial concessions, diversion of resources, injury to our reputation, or damages to our efforts to build brand awareness, any of which could have a material adverse effect on our market share and, in turn, our business, results of operations, financial condition and cash flows.

We are subject to U.S. and foreign jurisdiction laws relating to individually identifiable information, and failure to comply with those laws, whether or not inadvertent, could subject us to legal actions and negatively impact our operations.

We process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. As a result, we are subject to numerous U.S. (both federal and state) and foreign jurisdiction laws and regulations, such as the U.S. Health Insurance Portability and Accountability Act and the European Union Data Protection Directive 95/46/EC, governing the protection and processing of individually identifiable information, including social security numbers, and financial and health information. Failure to comply with these types of laws may subject us to, among other things, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations, any of which may have a material adverse effect on our profitability and cash flow.

Unauthorized disclosure of sensitive or confidential data could expose us to protracted and costly litigation and penalties and may cause us to lose clients.

We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations and with our partners and clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize, record and store sensitive or confidential data. As a result, we are subject to laws and regulations designed to protect this information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure or recording of sensitive or confidential employee, client or customer data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and employees. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, results of operations, financial condition and cash flows.

We have a long selling cycle for our CRM and BPO services that requires significant funds and management resources and a long implementation cycle that requires significant resource commitments.

We have a long selling cycle for our CRM and BPO services for new clients, which requires significant investment of capital, resources and time by both our clients and us. Typically, before committing to use our services, potential clients require us to expend substantial time and resources educating them as to the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Our clients then evaluate our services before deciding whether to use them. Therefore, our selling cycle, which generally ranges from six to twelve months, is subject to many risks and delays over which we have little or no control, including our clients’ decision to choose alternatives to our services (such as other providers or in-house offshore resources), changes in client management and the timing of our clients’ budget cycles and approval processes. In addition, we may not be able to successfully conclude a contract after the selling cycle is complete.

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

When we are engaged by a client after the selling process for our CRM and BPO services, it takes several weeks to integrate the client’s systems with ours and may take several months thereafter to fully ramp up our services and staff levels, including hiring and training qualified service professionals and technicians, to the client’s requirements. While some client contracts require that the client reimburse us for up-front costs such as training and equipment, we may incur significant cost during the implementation stage of the engagement which we will not recover until we receive revenues under the contract. Implementing processes can be subject to potential delays similar to certain of those affecting the selling cycle. Therefore, we do not recognize significant revenues until after we have completed the implementation phase.

If we are unable to adjust our pricing terms or the mix of products and services we provide to meet the changing demands of our CRM and BPO clients and potential CRM and BPO clients, our business, results of operations and financial condition may be adversely affected.

Industry pricing models are evolving, and we anticipate that clients may increasingly request transaction-based pricing. This pricing model will place additional pressure on the efficiency of our service delivery so that we can maintain desired operating margins. If we are unable to adapt our operations to evolving pricing models, our results of operations may be adversely affected or we may not be able to offer pricing that is attractive relative to our competitors.

In addition, the CRM and BPO services we provide to our clients, and the revenues and income from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide. Furthermore, our clients, some of which have experienced rapid changes in their prospects, substantial price competition and pressures on their profitability, have in the past and may in the future demand price reductions, automate some or all of their processes or change their outsourcing strategy by moving more work in-house or to other providers, any of which could reduce our profitability. Any significant reduction in or the elimination of the use of the services we provide to any of our clients, and any requirement to lower our prices, would harm our business.

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

The operation of our business would also be impaired if errors occur in the third-party software that we utilize or the third-party software infringes upon another party’s intellectual property rights. It may be more difficult for us to correct any defects or viruses in third-party software because the software is not within our control. If we are unable to correct such errors, our business could be adversely affected. There can be no assurance that these third parties will continue to invest the appropriate resources in their products and services to maintain and enhance the capabilities of their software. In addition, although we try to limit our exposure to potential claims and liabilities arising from third-party infringement claims arising out of, and errors, defects or viruses in, such third-party software in the license agreements that we enter into with such third-party software providers, such provisions may not effectively protect us against such claims in all cases and in all jurisdictions.

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

Software defects or errors could adversely affect our business and results of operations.

Design defects or software errors may delay software introductions or reduce the satisfaction level of clients and may have an adverse effect on our business and results of operations. Our software is highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and/or correct. Since both our clients and we use our software to perform critical business functions, design defects, software errors or other potential problems within or outside of our control may arise from the use of our software. It may also result in financial or other damages to our clients, for which we may be held responsible. Although our agreements with our clients often contain provisions designed to limit our exposure to potential claims and liabilities arising from client problems, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. Claims and liabilities arising from client problems could result in monetary damages to us and could cause damage to our reputation, adversely affecting our business and results of operations.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements.

Any future acquisitions and other material changes in our operations likely will require us to expand and possibly revise our disclosure controls and procedures, internal controls over our financial reporting and related corporate governance policies. In addition, the Sarbanes-Oxley Act of 2002 and associated regulations relating to effectiveness of internal controls over financial reporting are subject to varying interpretations due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If we fail to comply with these laws and regulations or our efforts to comply with these laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, we could be subject to regulatory sanctions, the public may lose confidence in our internal controls and the reliability of our financial statements, and our reputation may be harmed.

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

If we fail to manage future growth effectively, we may be unable to execute our business plan, maintain levels of service or address competitive challenges adequately.

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

Both the U.S. Federal and various state governments regulate our business and the outsourced business services industry as a whole. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 broadly authorizes the Federal Trade Commission (“FTC”) to issue regulations restricting certain telemarketing practices and prohibiting misrepresentations in telephone sales. The FTC regulations implementing this Act are commonly referred to as the Telemarketing Sales Rule. Our operations outside the United States are also subject to regulation. In addition to current laws, rules and regulations that regulate our business, bills are frequently introduced in Congress to regulate the use of credit information. We cannot predict whether additional legislation that regulates our business will be enacted. Additional legislation could limit our activities or increase our cost of doing business, which could cause our operating results to suffer.

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

An outbreak of a pandemic, flu or other disease, or the threat of a pandemic, flu or other disease, or natural disaster may adversely impact our ability to perform our services or may adversely impact client and consumer demand.

We have a large number of employees across the world in many different countries with different levels of healthcare monitoring. Most of these employees work in relatively close proximity to one other in our service centers. A significant or widespread outbreak of a pandemic, such as the flu or other contagious illness, or even a perceived threat of such an outbreak, or a natural disaster could cause significant disruptions to our employee base and could adversely impact our ability to provide our services and deliver our products. This could have a significant impact on our business and our results of operations.

Risks Related to Our Equity Securities

Our financial sponsors have disclosed they are contemplating a going-private transaction.

On January 31, 2012, SGS Holdings and the other Filing Persons filed the Schedule 13e-3 in connection with potential privately negotiated purchases of shares of our common stock and a contemplated subsequent “short-form” merger (the “Merger”) under Section 253 of the DGCL that, if consummated, would result in Stream becoming a private company.

The following is based solely on the disclosure in the Schedule 13e-3. As of January 31, 2012, SGS Holdings owns 70.1 million or approximately 92%, of the issued and outstanding shares of our common stock. SGS Holdings has announced that it intends to seek to acquire additional shares of our common stock in privately negotiated transactions with certain selected stockholders of Stream and, thereafter, to evaluate whether to conduct the Merger. SGS Holdings would not enter into a merger agreement with Stream or seek the approval of our board of directors and stockholders other than the Filing Persons will not be entitled to vote their shares of common stock with respect to the Merger. If consummated, upon the effectiveness of the Merger, the shares of our common stock not owned by Stream, by any of the Filing Persons or by stockholders who properly exercise their statutory appraisal rights under the DGCL would be canceled and automatically converted into the right to receive the merger consideration, which is expected to be $3.25 per share in cash, without interest. Accordingly, you may not be able to sell your shares at a price greater than $3.25 per share.

Even if the Merger is abandoned, the control that our financial sponsors have over us and provisions in our organizational documents and Delaware law might limit your ability to influence the outcome of key transactions, including a change in control, and, therefore, depress the trading price of our common stock.

Our financial sponsors, Ares, NewBridge and EGS Dutchco collectively indirectly own approximately 92% of our common stock and are parties to a stockholders agreement with us that restricts our ability to undertake certain actions. Therefore, our financial sponsors collectively are able to determine the outcome of all matters requiring stockholder approval, are able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. The market price of our shares could be adversely affected to the extent that this concentration of ownership and stockholders agreement, as well as provisions of our organizational documents, discourage or impede potential takeover attempts that our other stockholders may favor. Furthermore, our financial sponsors may, in the future, own businesses that directly or indirectly compete with us. Our financial sponsors may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

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

Even if the Merger is abandoned, there can be no assurance that NYSE Amex will continue to list our securities on its exchange, and any delisting could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock is listed on NYSE Amex, a national securities exchange. We cannot assure you that our securities will continue to be listed on NYSE Amex in the future. If NYSE Amex delists our securities from trading on its exchange and we are unable to list our securities on another exchange, our securities could be quoted on the OTC Bulletin Board, or “pink sheets.” As a result, we could face significant adverse consequences, including but not limited to the following:

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

The value of our common stock may be adversely affected by market volatility.

The market price of our shares has been highly volatile and subject to wide fluctuations. In addition, our financial sponsors hold a large percentage of our outstanding shares, which are subject to certain restrictions on resale, and our relatively low trading volume causes significant price variations to occur. If the market prices of our shares decline significantly, you may be unable to resell your shares at or above your purchase price, if at all. We cannot assure you that the market price of our shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our shares or result in fluctuations in the price or trading volume of our shares include:

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

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings, if any, to maintain and expand our existing operations. In addition, we are restricted from paying dividends in certain circumstances under the terms of the Indenture governing our Notes and the ABL Credit Facility. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Description of Property

We have 52 locations, with 49 service centers in 22 countries that are designed to be globally integrated. Our facilities are organized into two regions: Americas, which includes the United States, Canada, the Philippines, India, China, Costa Rica, the Dominican Republic, Nicaragua and El Salvador; and EMEA, which includes Europe, the Middle East and Africa.

We do not own offices or properties but rather lease offices in the United States, Canada, the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, India, China, Tunisia, the Dominican Republic, Costa Rica, El Salvador, Nicaragua, the Philippines, Egypt, Denmark and Bulgaria. Our headquarters are located in Wellesley, Massachusetts.

We believe that our facilities are adequate for our present needs in all material respects.

ITEM 3.	LEGAL PROCEEDINGS

We were a defendant in a putative class action captioned Kambiz Batmanghelich, on behalf of himself and all others similarly situated and on behalf of the general public, v. Sirius XM Radio, Inc., filed in the Los Angeles County Superior Court on November 10, 2009, and removed to the United States District Court for the Central District of California. The Plaintiff alleged that Sirius XM Radio, Inc. recorded telephone conversations between Plaintiff and members of the proposed class of Sirius customers, on the one hand, and Sirius and its employees, on the other, without the Plaintiff’s and class members’ consent. In March 2011, the parties reached a settlement of the case which was subsequently approved by the court. As part of the settlement, the court certified a settlement class and notice was provided to the settlement class. In September 2011, the court entered a Final Order Approving Class Action Settlement and Judgment that, among other things, released all claims by class members relating to the recording of telephone conversations. Certain parties appealed the Final Order, but those appeals have been dismissed. We have fulfilled all of our obligations contained in the Final Order Approving Class Action Settlement and Judgment and the case is now concluded. The conclusion of this matter did not have a material adverse effect on our results of operations or financial condition.

In 2009, Stream International (NI) Limited (“Stream NI”) exercised its right to terminate its lease for certain premises in Northern Ireland and vacated such premises on or prior to the termination date of December 31, 2009. The landlord, Peninsula High-Tech Limited (the “Landlord”), has filed a claim against Stream NI alleging that the termination right under the lease was not validly exercised because Stream NI failed to reasonably perform and observe the covenants and conditions of the lease, and therefore such lease remains in subsistence and that the rent and service charges continue to accrue. If successful in its proceedings, the Landlord will have claims against Stream NI for unpaid rent and service charges for the entire five years remaining under the lease, an aggregate of approximately $3.8 million, or until such time as another tenant enters into occupation of the premises. Stream NI has refuted the allegations and intends to vigorously defend against the claims asserted by the Landlord.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NYSE Amex under the symbol SGS. The following sets forth the high and low sales price of our common stock, warrants and units, as reported on NYSE Amex, for the periods shown:

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
Fiscal Year Ending December 31, 2010
1st Quarter	$7.38	$5.50	$0.83	$0.45	$7.65	$6.65
2nd Quarter	$7.00	$5.11	$0.82	$0.39	$7.63	$6.10
3rd Quarter	$5.70	$3.20	$0.43	$0.15	$7.20	$4.34
4th Quarter	$4.30	$3.45	$0.20	$0.04	$4.45	$3.90
Fiscal Year Ending December 31, 2011
1st Quarter	$4.00	$2.54	*	*	$3.80	$3.07
2nd Quarter	$4.61	$2.73	*	*	$4.12	$3.21
3rd Quarter	$3.92	$1.81	*	*	$3.65	$2.03
4th Quarter	$3.40	$1.19	*	*	$2.19	$1.75

*	Not available as a result of the expiration of the Warrants

On February 24, 2012, there were 258 holders of record of our common stock.

On October 17, 2011, our previously issued warrants expired.

Dividend Policy

We have not paid any dividends on our common stock to date. Our Board of Directors does not anticipate declaring any dividends on the common stock in the foreseeable future. The payment of dividends on the common stock in the future, if any, will be within the discretion of our then Board of Directors and will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The instruments governing our credit facility and the indenture that governs our notes also contain certain limitations on the payment of dividends.

Equity Compensation Plan Information

Securities Authorized for Issuance under our Equity Compensation Plans

At December 31, 2011, we had only one equity compensation plan, our 2008 Stock Incentive Plan. The following table contains information about our 2008 Stock Incentive Plan. See Note 14 in our Notes to Consolidated Financial Statements for a description of our 2008 Stock Incentive Plan.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options (Column A)		Weighted Average Exercise Price of Outstanding Options (Column B)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans that have been approved by our stockholders	5,438,250	(1)	$5.86	4,481,106
Equity compensation plans that have not been approved by our stockholders	—		—	—

Total	5,438,250		$5.86	4,481,106

(1)	This amount does not include 80,644 shares of outstanding restricted stock granted to our employees.

Issuer Purchases of Equity Securities

In December 2011, we repurchased from one of our former directors 477 shares of our common stock with a purchase price of $3.25 per share. The shares of common stock were transferred to treasury stock.

Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased under the Plan or Program
October 2011
(October 1, 2011 – October 31, 2011)	—	—	—	—
November 2011
(November 1, 2011 – November 30, 2011)	—	—	—	—
December 2011
(December 1, 2011 – December 31, 2011)	477,254	$3.25	—	—

Total	477,254	$3.25	—	—

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our Business

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support primarily for Fortune 1000 companies. Our clients include leading computing/hardware, telecommunications service providers, software/networking, entertainment/media, retail, travel and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across 49 locations in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

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

Recent Developments

On January 31, 2012, a Transaction Statement on Schedule 13e-3 (the “Schedule 13e-3”) was filed by SGS Holdings LLC (“SGS Holdings”), Ares Corporate Opportunities Fund II, L.P. (“Ares”), EGS Dutchco B.V.

(“EGS Dutchco”), NewBridge International Investments Ltd. (“NewBridge”) and the other persons listed on the cover of the Schedule 13e-3 above the caption “Name of Persons Filing Statement” (the “Filing Persons”). The following is based solely on the disclosure in the Schedule 13e-3. The Schedule 13e-3 was filed in connection with potential privately negotiated purchases of shares of our common stock and a contemplated subsequent “short-form” merger that, if consummated, would result in Stream becoming a private company. SGS Holdings intends to seek to acquire additional shares of our common stock in privately negotiated transactions with certain selected stockholders of Stream and, thereafter, intends to evaluate whether to conduct a short-form merger, under Section 253 of the DGCL, as a means of acquiring all of the other shares of our common stock not owned directly or indirectly by any of the Filing Persons. SGS Holdings has not yet determined whether to proceed with the Merger. If consummated, the Merger would result in SGS Holdings owning all of our common stock and the other stockholders of Stream (as of immediately prior to the Merger) no longer holding any of our common stock. See “Business—Recent Developments.”

Critical Accounting Policies

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We define our “critical accounting policies” as those that require us to make subjective estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations or that concern the specific manner in which we apply GAAP. On an on-going basis, we evaluate our estimates including those related to revenue recognition, the allowance for accounts receivable, derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, self-insurance reserves, contingencies, litigation and restructuring liabilities, and goodwill and other intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to assess a range of potential outcomes.

We believe the following critical accounting policies are those that are most important to the portrayal of our results of operations and financial condition and that require the most subjective judgment.

Revenue Recognition

We generate revenue based primarily on the amount of time our agents devote to a client’s program. Revenue is recognized as services are provided. The majority of our revenue is from multi-year contracts and we expect that trend to continue. However, we do provide certain client programs on a short-term basis.

Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

Persuasive evidence of an arrangement—We use a legally binding contract signed by the customer as evidence of an arrangement. We consider the signed contract to be the most persuasive evidence of the arrangement.

Delivery has occurred or services rendered—Delivery has occurred based on the billable time or transactions processed by each agent, as defined in the client contract. The rate per billable time or transaction is based on a pre-determined contractual rate. Contractually pre-determined quality and performance metrics may adjust the amount of revenue recognized.

Fee is fixed or determinable—We assess whether the fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Our standard payment terms are normally within 90 days. Our experience has been that we are generally able to determine whether a fee is fixed or determinable.

Collection is probable—We assess the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in our judgment collection of a fee is not probable, we do not record revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of the cash payment. Our experience has been that we are generally able to estimate whether collection is probable.

Allowances for Accounts Receivable

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. We perform credit reviews of each customer, monitor collections and payments from our customers, and determine the allowance based upon historical experience and specific customer collection issues. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to compute income tax expense in each jurisdiction in which we operate. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. We also continually assess the need for a valuation allowance against deferred tax assets under the “more-likely than-not” criteria. As part of this assessment, we have considered our recent operating results, future taxable income projections, and all prudent and feasible tax planning strategies.

As of December 31, 2011 and 2010 we maintained a full valuation allowance against our deferred tax assets in certain countries including the United States. We currently do not have sustained profitability sufficient to support a conclusion that a valuation allowance is not required.

We account for our uncertain tax positions in accordance with ASC 740-10, Income Taxes. We follow a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, and settlement of issues under audit.

Interest and penalties relating to income taxes and uncertain tax positions are accrued net of tax in Provision for income taxes in the accompanying Consolidated Statements of Operations.

In the future, our effective tax rate could be adversely affected by several factors, many of which are outside our control. Our effective tax rate is affected by the proportion of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. Further, we are subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements, pronouncements and ruling of certain tax, regulatory and accounting organizations. We estimate our annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods.

Earnings of our foreign subsidiaries are designated as indefinitely reinvested outside the U.S. If required for our operations in the U.S., most of the cash held abroad could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits). Currently, we do not anticipate a need to repatriate these funds to our U.S. operations.

Contingencies

We consider the likelihood of various loss contingencies, including non-income tax and legal contingencies arising in the ordinary course of business, and our ability to reasonably estimate the range of loss in determining loss contingencies. An estimated loss contingency is accrued in accordance with the authoritative guidance, when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such accruals should be adjusted.

Derivatives and Hedging

We enter into foreign exchange forward contracts to reduce our exposure to foreign currency exchange rate fluctuations that are associated with forecasted expenses in non-functional currencies. Upon proper qualification, these contracts are accounted for as cash flow hedges.

All derivative financial instruments are reported in the accompanying Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss), a component of Stockholders’ Equity, to the extent they are deemed effective. Based on the criteria established by current accounting standards, all of our cash flow hedge contracts are deemed to be highly effective. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within Direct Cost of Revenue.

We also enter into fair value derivative contracts to reduce our exposure to foreign currency exchange rate fluctuations associated with changes in asset and liability balances. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in Other income (expense), net in the accompanying Consolidated Statements of Operations.

While we expect that our derivative instruments designated as cash flow hedges will continue to be highly effective and in compliance with applicable accounting standards, if our cash flow hedges did not qualify as highly effective or if we determine that forecasted transactions will not occur, the changes in the fair value of the derivatives used as cash flow hedges would be reflected currently in Other income (expense), net in the accompanying Consolidated Statement of Operations.

Goodwill and Other Intangible Assets

In accordance with the authoritative guidance, goodwill is reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The impairment, if any, is measured based on the estimated fair value of the reporting unit. We operate in one reporting unit, which is the basis for impairment testing of all goodwill. As approximately 92% of our common stock is indirectly owned by Ares, EGS Dutchco and NewBridge, who collectively appoint the majority of our Board of Directors, our stock is thinly traded. Accordingly, we utilize internally developed models to estimate our expected future cash flows in connection with our estimate of fair value of the reporting unit in the evaluation of goodwill and indefinite lived intangible assets. The key assumptions in our model consist of numerous factors including the discount rate, terminal value, growth rate and the achievability of our longer term financial results. Intangible assets with a finite life are recorded at cost and amortized using their projected cash flows over their estimated useful life. Client lists and relationships are amortized over periods up to ten years, market adjustments related to facility leases are amortized over the term of the respective lease and developed software is amortized over five years. Brands and trademarks are not amortized as their life is indefinite. In accordance with the authoritative guidance, indefinite lived intangible assets are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired.

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

Key Operating Metrics and Other Items

Direct Cost of Revenue

We record the costs specifically associated with client billable programs identified in a client statement of work as direct cost of revenue. These costs include direct labor wages and benefits of service agents in our call centers as well as reimbursable expenses such as telecommunication charges. The most significant portion of our direct cost of revenue is attributable to employee compensation, benefits and payroll taxes. These costs are expensed as they are incurred. Direct costs are affected by prevailing wage rates in the countries in which they are incurred and are subject to the effects of foreign currency fluctuations, net of the impact of any cash flow hedges.

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

Other Income and Expenses

Other income and expenses consists of foreign currency transaction gains or losses, other income, interest income and interest expense. Interest expense includes interest expense and amortization of debt issuance costs associated with our indebtedness under our credit lines, senior secured notes, and capitalized lease obligations.

We generate revenue and incur expenses in several different currencies. We do not operate in any countries subject to hyper-inflationary accounting treatment. Our most common transaction currencies are the U.S. Dollar, the Euro, the Canadian Dollar, the U.K. Pound Sterling, Philippine Peso and the Indian Rupee. Our customers are most commonly billed in the U.S. Dollar or the Euro. We translate our results from functional currencies to U.S. Dollars using the average exchange rates in effect during the accounting period.

Variable Interest Entity Operating in the People’s Republic of China

In 2011, we commenced the operations of Suzhou SiJun Information Services Co. Ltd., a China limited liability company (“SGS-Suzhou”). Due to regulatory restrictions in China that prohibit direct foreign ownership in certain Chinese entities, SGS-Suzhou is owned by two citizens of the People’s Republic of China (the “PRC Shareholders”). We have entered into contractual arrangements with the PRC Shareholders which give one of our subsidiaries the power to direct the activities of SGS-Suzhou and the rights to the economic benefits of SGS-Suzhou. As a result, we consider SGS-Suzhou to be a variable interest entity (VIE) and we have consolidated it into our financial results. We concluded that consolidation was appropriate because we are obligated to fund the obligations of SGS-Suzhou with non-recourse debt, we direct the activities of SGS Suzhou and the PRC Shareholders have no rights to the expected returns of SGS Suzhou.

Under the terms of an agreement with the PRC Shareholders, Stream has a call option to purchase all the equity interests in the VIE that are held by the PRC Shareholders at any time and the PRC Shareholders hold a put option to sell the equity interest to Stream at any time. The financial operations of this entity are not material to our assets, liabilities or operating results. The entity has been consolidated into our financial results of 2011.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update, Accounting Standards Update (“ASU”) No. 2011-08, to existing standards on Intangibles – Goodwill and Other (Accounting Standards Codification (“ASC”) Topic 350). ASU No. 2011-08 was issued to simplify the testing of goodwill for impairment by allowing an optional qualitative factors test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test already included in ASC Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill tests performed for fiscal years after December 15, 2011. We will adopt the standard in 2012, and it will not have a significant impact on our consolidated financial statements or results of operations.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective on January 1, 2012 and is applied retrospectively. This guidance will not have an impact on our financial position, results of operations, or cash flows as it is disclosure-only in nature.

Results of Operations

Year ended December 31, 2011 compared with year ended December 31, 2010

Revenue. Revenues increased $46.7 million, or 5.8%, to $846.9 million for the year ended December 31, 2011, compared to $800.2 million for the year ended December 31, 2010. The increase is primarily attributable to new business won in 2010 and 2011, expansion with existing clients and approximately $11.4 million due to fluctuations in currency exchange rates.

Revenues for services performed in our United States and Canadian service centers decreased $1.8 million, or 0.6%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. Revenues for services performed in European service centers increased $22.3 million, or 14.8%, for the year ended December 31, 2011, compared to the year ended December 31, 2010. This increase is attributable to the addition of customers and the strengthening of the Euro and U.K. Pound Sterling relative to the U.S. Dollar which resulted in approximately $8.8 million additional revenue in the twelve months of 2011 on a constant currency basis. Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, Costa Rica, the Dominican Republic, China, Nicaragua, Tunisia and Egypt increased $26.2 million, or

8.0%, for the year ended December 31, 2011, compared to the year ended December 31, 2010 due to higher client volumes. Revenues in our offshore service centers represented 41.7% of consolidated revenues for the year ended December 31, 2011, compared to 40.8% in the same period in 2010.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $24.9 million, or 5.3%, to $494.4 million for the year ended December 31, 2011, compared to $469.5 million for the year ended December 31, 2010. The increase is primarily attributable to the payroll-related costs to service greater client volumes.

Gross Profit. Gross profit increased $21.9 million, or 6.6%, to $352.5 million for the year ended December 31, 2011 from $330.6 million for the year ended December 31, 2010. Gross profit as a percentage of revenue was 41.6% and 41.3% for the years ended December 31, 2011 and 2010, respectively. The increase in gross margin percentage was partly attributed to programs to improve agent utilization and retention as well as pricing of new business.

Operating Expenses. Operating expenses consist of selling, general and administrative expense, severance, restructuring and other charges, net and depreciation and amortization expense. Operating expenses decreased $6.2 million, or 1.8%, to $337.3 million for the year ended December 31, 2011, compared to $343.5 million for the year ended December 31, 2010. We establish asset retirement obligations where required by the leases of our facilities. During the fourth quarter of 2011, certain lessors determined that they did not require the facilities to be restored and amended the leases to remove this requirement for no additional consideration and, accordingly, as the leasehold improvements at these locations were fully depreciated, the corresponding amount of the asset retirement obligations of $1.4 million were reversed into income. Operating expenses as a percentage of revenues decreased to 39.8% for the year ended December 31, 2011 compared to 42.9% for the year ended December 31, 2010, primarily as a result of the decreases in depreciation and amortization, higher revenue and the effect of the reductions in work-force that were conducted in the second and third quarters of 2011.

Selling, general and administrative expense grew from $265.7 million for the year ended December 31, 2010 to $266.3 million, or 0.2% for the year ended December 31, 2011. Selling, general and administrative expense as a percentage of revenue was 31.4% and 33.2% for the years ended December 31, 2011 and 2010, respectively. The decrease in selling, general and administrative expense is the result of profit improvement initiatives that were computed in 2011 and a $1.4 million reduction to a previously established asset retirement obligation in 2011.

Severance, restructuring and other charges, net were a charge of $10.8 million and $11.9 million for the year ended December 31, 2011 and 2010, respectively. The charge in 2011 principally relates to severance costs of $11.1 million in connection with a reduction in non-agent staffing partially offset by a non-cash release of an acquisition related liability. The charge in 2010 related to non-agent severance, lease exit costs, and facility impairment charges.

Depreciation and amortization decreased $5.6 million per the scheduled step down of amortization expense and certain fixed assets becoming fully depreciated.

Other Expenses, Net. Other expenses, net include interest expense and foreign currency gains and losses. Other expenses, net increased $2.5 million, or 8.2%, to $32.7 million for the year ended December 31, 2011, compared to $30.2 million for the year ended December 31, 2010.

Interest expense was $28.8 million and $30.7 million for the years ended December 31, 2011 and 2010, respectively. The decrease in interest expense is primarily attributed to interest income gained from forward points earned on our hedging contracts.

Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the year ended December 31, 2011, we recorded a foreign currency loss of $3.9 million versus a gain of $0.5 million for the comparable period in the prior year.

Provision for Income Taxes. Income taxes decreased $4.3 million, or 41.4%, to $6.1 million for the year ended December 31, 2011, compared to $10.4 million for the year ended December 31, 2010. The decrease year over year is primarily related to the resolution of liabilities for uncertain tax positions for which the statute of limitations expired in the period resulting in a tax benefit of $2.9 million and the receipt of refunds in various jurisdictions resulting in a tax benefit of $1.2 million. Foreign tax expense was $7.5 million and $8.4 million for the year ended December 31, 2011 and 2010, respectively. In the United States, where we operated at a loss for tax purposes, we recorded a tax benefit of $1.5 million primarily as a result of the resolution of uncertain tax positions mostly due to expiration of statutes of limitations for the year ended December 31, 2011. We operate in a number of countries outside the United States where we are generally taxed at lower statutory rates than the United States and we also benefit from tax holidays in some foreign locations.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital associated with the expenses we incur in performing services under our client contracts and capital expenditures for the opening of new service centers, including the purchase of computers and related equipment. We have in place a credit facility that consists of a revolving line of credit that allows us to manage our cash flows. Our ability to make payments on the credit facility, to replace our indebtedness if desired, and to fund working capital and planned capital expenditures will depend on our ability to generate cash in the future. We have secured our credit facility through our accounts receivable and therefore, our ability to continue servicing debt is dependent upon the timely collection of those receivables.

We made capital expenditures (including amounts financed under capital leases) of $51.1 million in the year ended December 31, 2011 as compared to $31.1 million for the year ended December 31, 2010. The increase related to refurbishments of existing sites and investments in technology, such as computers, phone switches, software and telecommunication networks. We expect to continue to make capital expenditures to build new service centers, upgrade existing service centers, meet new contract requirements and maintain and upgrade our infrastructure.

We have outstanding $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”). The Notes were issued pursuant to an Indenture among us, certain of our subsidiaries (the “Note Guarantors”), and Wells Fargo Bank, N.A., as trustee (the “Indenture”). The Indenture contains restrictions on our ability to incur additional secured indebtedness under certain circumstances.

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

The Notes and the Note Guarantors’ guarantees of the Notes are secured by senior liens on our and the Note Guarantors’ Primary Notes Collateral and by junior liens on our and the Note Guarantors’ Primary ABL Collateral (each as defined in the Indenture).

Stream, Stream Holdings Corporation, Stream International, Inc., Stream New York, Inc., Stream Global Solutions-US, Inc., Stream Global Solutions-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V., Stream International Service Europe B.V., and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”), have entered into the Credit Agreement, as amended by the First Amendment to Credit Agreement dated June 3, 2011 and Second Amendment to Credit Agreement dated November 1, 2011, with Wells Fargo Capital Finance, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders (the “Credit Agreement”), providing for the revolving credit financing (the “ABL Facility”) of up to $100.0 million, including a $20.0 million sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The ABL Facility has a term of four years at an interest rate of Wells Fargo’s base rate plus 375 basis points or LIBOR plus 400 basis points at our discretion. The ABL Facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $20.0 million. At December 31, 2011, we had $50.1 million available under the ABL Facility. We were in compliance with the financial covenant as of December 31, 2011.

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of December 31, 2011, we had approximately $5.2 million of these letters of credit in place under our ABL Facility. The obligations under the letters of credit decline annually as the underlying obligations are satisfied.

Contractual Obligations. We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$268,736	$22,956	$245,780	$—	$—
Revolving debt obligations	49,108	2,487	46,621	—	—
Operating lease obligations	156,250	43,846	56,626	36,659	19,119
Capital lease obligations	23,031	12,175	9,605	1,251	—

Total	$497,125	$81,464	$358,632	$37,910	$19,119

Unrestricted cash and cash equivalents totaled $24.4 million for the year ended December 31, 2011 which is a $6.1 million increase compared to $18.3 million for the year ended December 31, 2010. Working capital decreased $20.9 million to $96.4 million for the year ended December 31, 2011, compared to $117.3 million for the year ended December 31, 2010.

Net cash provided by operating activities totaled $51.5 million for the year ended December 31, 2011, a $29.1 million increase from the $22.4 million provided by operations for the year ended December 31, 2010 primarily due to a $22.3 million decrease in accounts receivable.

Net cash used in investing activities totaled $39.3 million for the year ended December 31, 2011 which is a $16.4 million increase from the $22.9 million used in the period ended December 31, 2010. The increase is due to higher capital expenditures to support the growth in our business in 2011.

Net cash used in financing activities totaled $3.0 million for the year ended December 31, 2011, a $6.8 million decrease from the $3.8 million provided by financing activities for the period ended December 31, 2010. The change was primarily due to net borrowings on line of credit of $20.3 million, offset by payments pursuant to capital leases of $10.7 million and repurchase of 4.2 million shares of common stock of $13.6 million during 2011.

Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. Dollars or vice versa, and generally mature in one to 18 months. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $216.5 million as of December 31, 2011 and $233.2 million as of December 31, 2010.

We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

With the exception of operating leases discussed above, we do not have any off-balance sheet arrangements.

Seasonality

We are exposed to seasonality in our revenues because of the nature of certain consumer-based clients. We typically experience approximately 10% increased volume associated with the peak processing needs in the fourth quarter coinciding with our clients’ holiday period.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments bear interest at variable rates. At December 31, 2011, we had outstanding borrowings under variable debt agreements that totaled approximately $46.5 million. A hypothetical 1% increase in the interest rate would have increased interest expense by approximately $0.5 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our variable rate borrowings reflects fair value due to their short-term and variable interest rate features.

We had no outstanding interest rate derivatives covering interest rate exposure at December 31, 2011.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using our service centers in several non-U.S. locations. Although the contracts with these clients are typically priced in U.S. Dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in the local currency of the country in which the contracts are serviced which creates foreign exchange exposure. The majority of this exposure is in Canada, India, the Dominican Republic, Egypt, Germany, Spain, Italy, Netherlands, the Philippines, Nicaragua and Costa Rica. We serve most of our EMEA-based clients using our service centers in the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, Denmark, Bulgaria, Egypt, and Tunisia. We typically bill our EMEA-based clients in Euros or U.K. Pounds Sterling. While a substantial portion of the costs incurred to render services under these contracts are denominated in Euros, we also incur costs in non-Euro currencies of the local countries in which the contracts are serviced which creates foreign exchange exposure.

The expenses from these foreign operations create exposure to changes in exchange rates between the local currencies and the contractual currencies—primarily the U.S. Dollar and the Euro. As a result, we may experience foreign currency gains and losses, which may positively or negatively affect our results of operations attributed to these subsidiaries. The majority of this exposure is related to work performed from call centers in Canada, India and the Philippines.

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

The following summarizes the relative (weakening)/strengthening of the U.S. Dollar against the local currency during the years presented:

	Year Ended December 31,
	2011	2010
U.S. Dollar vs. Canadian Dollar	1.9%	(4.7%)
U.S. Dollar vs. Euro	2.3%	7.5%
U.S. Dollar vs. Indian Rupee	12.3%	3.1%
U.S. Dollar vs. Philippine Peso	(0.4%)	(5.4%)
U.S. Dollar vs. S. African Rand	22.1%	(10.4%)
U.S. Dollar vs. U.K. Pound Sterling	0.1%	2.9%

Cash Flow Hedging Program

Substantially all of our subsidiaries use the respective local currency as their functional currency because they pay labor and operating costs in those local currencies. Certain of our subsidiaries in the Philippines use the U.S. Dollar as their functional currency while paying their labor and operating cost in local currency. Conversely, revenue for most of our foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. Dollars and other non-local currencies. To mitigate the risk of principally a weaker U.S. Dollar, we purchase forward contracts to acquire the local currency of certain of the foreign subsidiaries at a fixed exchange rate at specific dates in the future. We have designated and account for certain of these derivative instruments as cash flow hedges where applicable, as defined by the authoritative guidance.

Given the significance of our foreign operations and the potential volatility of certain of these currencies versus the U.S. Dollar, we use forward purchases of Philippine Peso, Canadian Dollars, Euros and Indian Rupees to minimize the impact of currency fluctuations. As of December 31, 2011, we had entered into forward contracts with financial institutions to acquire the following currencies:

Currency	Notional Value (in thousands)	USD Equivalent (in thousands)	Highest Rate	Lowest Rate
Philippine Peso	5,295,272	120,125	44.61	42.64
Canadian Dollar	67,700	66,440	1.05	0.97
Indian Rupee	992,750	18,259	56.30	46.36
Euro	9,000	11,666	1.30	1.30

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

Changes in market rates may impact the banks’ LIBOR rate or prime rate. For instance, if either the LIBOR or prime rate were to increase or decrease by one percentage point (1%), our annual interest expense would change by approximately $0.5 million based upon our total credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Stream Global Services, Inc.

We have audited the accompanying consolidated balance sheets of Stream Global Services, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stream Global Services, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 29, 2012

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$24,586	$18,489
Accounts receivable, net of allowance for bad debts of $263 and $714 at December 31, 2011 and 2010, respectively	165,963	180,211
Income taxes receivable	644	1,154
Deferred income taxes	13,061	15,665
Prepaid expenses and other current assets	14,117	20,371

Total current assets	218,371	235,890
Equipment and fixtures, net	87,611	80,859
Deferred income taxes	3,711	3,975
Goodwill	226,749	226,749
Intangible assets, net	66,671	83,674
Other assets	14,921	16,838

Total assets	$618,034	$647,985

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,827	$10,758
Accrued employee compensation and benefits	60,310	59,797
Other accrued expenses	28,429	29,989
Income taxes payable	1,919	1,796
Current portion of long-term debt	453	96
Current portion of capital lease obligations	10,743	9,100
Other liabilities	6,251	7,072

Total current liabilities	121,932	118,608
Long-term debt, net of current portion	239,774	217,199
Capital lease obligations, net of current portion	9,964	10,491
Deferred income taxes	19,103	21,838
Other long-term liabilities	13,817	20,131

Total liabilities	404,590	388,267
Stockholders’ equity:
Preferred stock, par value $0.001 per share, shares authorized—1,000 shares authorized; issued and outstanding—0 shares	—	—
Voting common stock, par value $0.001 per share, shares authorized—200,000 shares authorized; outstanding shares—75,948 and 80,101 shares at December 31, 2011 and 2010, respectively	80	80
Non-voting common stock, par value $0.001 per share, shares authorized—11,000 shares authorized; issued and outstanding shares—0 shares	—	—
Additional paid-in-capital	346,525	344,192
Treasury stock, at cost (4,249 and 40 shares)	(13,645)	—
Accumulated deficit	(107,084)	(83,447)
Accumulated other comprehensive loss	(12,432)	(1,107)

Total stockholders’ equity	213,444	259,718

Total liabilities and stockholders’ equity	$618,034	$647,985

See accompanying notes to consolidated financial statements.

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	December 31,
	2011	2010
Revenue	$846,907	$800,173
Direct cost of revenue	494,426	469,537

Gross profit	352,481	330,636
Operating expenses:
Selling, general and administrative expenses	266,252	265,705
Severance, restructuring and other charges, net	10,769	11,899
Depreciation and amortization expense	60,322	65,903

Total operating expenses	337,343	343,507

Income (loss) from operations	15,138	(12,871)
Other expenses, net:
Foreign currency transaction loss (gain)	3,902	(508)
Interest expense, net	28,780	30,720

Total other expenses, net	32,682	30,212

Loss before provision for income taxes	(17,544)	(43,083)
Provision for income taxes	6,093	10,392

Net loss	$(23,637)	$(53,475)

Net loss per share:
Basic and diluted	$(0.30)	$(0.67)
Shares used in computing per share amounts:
Basic and diluted	77,966	79,905

See accompanying notes to consolidated financial statements.

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances at December 31, 2009	79,616	$80	$337,035	$—	$(29,972)	$(3,732)	$303,411
Net loss	—	—	—		(53,475)	—	(53,475)
Currency translation adjustment	—	—	—		—	(2,820)	(2,820)
Unrealized gain on derivatives, net of tax	—	—	—		—	5,445	5,445

Comprehensive loss	—	—	—		—	—	(50,850)
Common stock issued for pre-emptive rights	25	—	80		—		80
Warrant exercises	381	—	2,306		—	—	2,306
Stock option exercises and vesting of restricted stock	119	—	192		—	—	192
Stock-based compensation expense	—	—	6,429		—	—	6,429
Taxes withheld on restricted stock	(40)	—	(242)		—	—	(242)
Repurchase of warrants	—	—	(1,608)		—	—	(1,608)

Balances at December 31, 2010	80,101	$80	$344,192	$—	$(83,447)	$(1,107)	$259,718
Net loss	—	—	—	—	(23,637)	—	(23,637)
Currency translation adjustment	—	—	—	—	—	(3,561)	(3,561)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(7,764)	(7,764)

Comprehensive loss	—	—	—	—	—	—	(34,962)
Vesting of restricted stock	56	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,356	—	—	—	2,356
Taxes withheld on restricted stock	(9)	—	(23)	—	—	—	(23)
Repurchase of common stock	(4,200)	—	—	(13,645)	—	—	(13,645)

Balances at December 31, 2011	75,948	$80	$346,525	$(13,645)	$(107,084)	$(12,432)	$213,444

See accompanying notes to consolidated financial statements

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2011	2010
Operating Activities:
Net loss	$(23,637)	$(53,475)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,322	65,903
Amortization of bond discount and debt issuance costs	3,997	3,579
Deferred taxes	811	3,125
Loss on impairment or disposal of assets	455	2,884
Noncash stock compensation	2,356	6,429
Changes in operating assets and liabilities:
Accounts receivable	13,932	(8,401)
Income taxes receivable	(885)	1,732
Prepaid expenses and other current assets	800	4,050
Other assets	744	1,398
Accounts payable	3,092	(2,539)
Accrued expenses and other liabilities	(10,534)	(2,241)

Net cash provided by operating activities	51,453	22,444
Investing Activities:
Additions to equipment and fixtures, net of disposals	(39,312)	(22,904)

Net cash used in investing activities	(39,312)	(22,904)
Financing activities:
Net borrowings on line of credit	20,250	9,004
Proceeds from issuance of debt	1,300	—
Payments on long-term debt	(231)	(90)
Payment of capital lease obligations	(10,685)	(7,529)
Proceeds from capital leases	—	1,669
Proceeds from exercise of warrants	—	2,307
Proceeds from issuance of common stock related to pre-emptive rights and stock options	—	268
Tax payments on withholding of restricted stock	(23)	(233)
Re-purchase of warrants	—	(1,608)
Repurchase of common stock	(13,645)	—

Net cash provided by (used in) financing activities	(3,034)	3,788
Effect of exchange rates on cash and cash equivalents	(3,010)	233

Net increase in cash and cash equivalents	6,097	3,561
Cash and cash equivalents, beginning of period	18,489	14,928

Cash and cash equivalents, end of period	$24,586	$18,489

Supplemental cash flow information:
Cash paid for interest	$25,908	$25,664
Cash paid for income taxes	9,776	10,550
Noncash financing activities:
Capital lease financing	11,772	8,219

See accompanying notes to consolidated financial statements.

STREAM GLOBAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(In thousands, except per share amounts)

Note 1—Our History and Summary of Various Transactions

Stream Global Services, Inc. (“we”, “us”, “Stream”, the “Company” or “SGS”) is a corporation organized under the laws of the State of Delaware. We were incorporated on June 26, 2007. We consummated our initial public offering in October 2007. In October 2009, we acquired EGS Corp., a Philippines corporation (“EGS”) in a stock-for-stock exchange. More than 90% of our outstanding common stock is indirectly owned by Ares Corporate Opportunities Fund II, L.P. (“Ares”), EGS Dutchco B.V. (“EGS Dutchco”) and NewBridge International Investments Ltd. (“NewBridge”).

Note 2—Our Business

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support primarily for Fortune 1000 companies. Our clients include leading computing/hardware, telecommunications service providers, software/networking, entertainment/media, retail, travel and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across 49 locations in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

Note 3—Basis of Presentation

Our consolidated financial statements of SGS as of December 31, 2011 and 2010, and for the years ended December 31, 2011 and 2010, respectively, include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

In compliance with ASC 810, Consolidation (“ASC 810”), the Company analyzes its contractual arrangements to determine whether they represent variable interests in a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary. Although the Company does not have ownership of the voting shares, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. The Company is the primary beneficiary of a VIE in China, which it consolidates.

Certain reclassifications have been made in the December 31, 2010 consolidated financial statements to conform to the 2011 financial statement presentation. The reclassifications have no impact on net loss.

For the year ended December 31, 2010:

	As previously reported in December 31, 2010 financial statements	Reclassification amounts		December 31, 2010 as reclassified
Direct cost of revenue	471,428	(1,891	)(1)	469,537
Foreign currency loss (gain)	(2,399)	1,891	(1)	(508)

(1)	Reclassification of realized gains on effective cash flow hedges from Foreign currency loss (gain) to Direct cost of revenue in our consolidated statement of operations.

We have evaluated subsequent events through the date these financial statements were issued.

Note 4—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates including those related to revenue recognition, the allowance for accounts receivable, derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, self-insurance reserves, contingencies, litigation and restructuring liabilities, and goodwill and other intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

Cash Equivalents

We consider all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents of $15,762 and $16,906 December 31, 2011 and 2010, respectively, were held in international locations and may be subject to additional taxes if repatriated to the United States. Cash balances held in foreign currency are also subject to fluctuation in their exchange rate if and when converted to U.S. Dollars.

Accounts Receivable and Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk are principally accounts receivable. Services are provided to clients throughout the world and in various currencies. Amounts included in accounts receivable are incurred and billable at December 31, 2011.

We extend credit to our clients in the normal course of business. We do not require collateral from our clients. We evaluate the collectability of our accounts receivable based on a combination of factors that include the payment history and financial stability of our clients, our clients’ future plans and various market conditions. In circumstances where we are aware of a specific client’s inability to meet its financial obligations, we record a specific reserve against amounts due. Historically, we have not experienced significant losses on uncollectible accounts receivable. We have a reserve for doubtful accounts and other of $263 and $714 as of December 31, 2011 and 2010, respectively. We recorded a bad debt expense of zero and $162 for the years ended December 31, 2011 and 2010, respectively.

Equipment & Fixtures and Operating Leases

Equipment and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over a five-year life, software over a three- to five-year life and equipment generally over a three- to five-year life. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the initial lease. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease and is recorded in depreciation and amortization expense. Repair and maintenance costs are expensed as incurred.

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

All of our facilities are leased with lease terms ranging from less than one year to eight years. Amortization of leasehold improvements is recorded ratably over the lesser of the life of the lease or the economic life of the assets. Where we have negotiated rent holidays and landlord or tenant incentives, we record them ratably over the initial term of the operating lease, which commences upon execution of the lease. We estimate fair value of our asset retirement obligations associated with the retirement of tangible long-lived assets such as property and equipment when the long-lived asset is acquired, constructed, developed or through normal operations. We depreciate leasehold improvements over the initial lease term.

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

The carrying value of definite lived intangibles is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the authoritative guidance. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets.

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

Our client contracts generally specify the metrics by which we bill for our services and the service requirements. We may be paid on a per minute, per hour, per contact, per month, per full-time employee, or per transaction basis.

Direct Cost of Revenue

We record the costs specifically associated with client programs as direct cost of revenues. These costs include direct labor wages and benefits of service professionals as well as reimbursable expenses such as telecommunication charges. The most significant portion of our direct cost of revenue is attributable to compensation, benefits and payroll taxes.

Operating Expenses

Our operating expenses consist of all expenses of operations other than direct costs of revenue, such as payroll and related costs, stock-based compensation, information technology, telecommunications, sales and marketing costs, finance, human resource management and other functions and service center operational expenses such as facility, operations and training and depreciation and amortization.

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

Earnings of our foreign subsidiaries are designated as indefinitely reinvested outside the U.S. If required for our operations in the U.S., most of the cash held abroad could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits). Currently, we do not anticipate a need to repatriate these funds to our U.S. operations.

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

Foreign Currency Translation and Derivative Instruments

The assets and liabilities of our foreign subsidiaries whose functional currency is their local currency, are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income (loss), but is reflected in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until the sale or until the liquidation of the net investment in the foreign subsidiary. Foreign currency transaction gains and losses are included in determining net income (loss), and are categorized as “Other income (expense)”.

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

All derivatives, including foreign currency forward contracts, are recognized in other current assets or other current liabilities on the balance sheet at fair value. Fair values for our derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. On the date the derivative contract is entered into, we determine whether the derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)”, until the forecasted underlying transactions occur. To date we have not experienced any hedge ineffectiveness of our cash flow hedges that we intended to be effective. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Direct cost of revenue”. Cash flows from the derivative contracts are classified within “Cash flows from operating activities” in the accompanying Consolidated Statement of Cash Flows. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged.

We may also enter into derivative contracts that are intended to economically hedge certain risks, even though we elect not to apply hedge accounting as defined by the authoritative guidance.

Changes in fair value of derivatives not designated as cash flow hedges are reported in “Other income (expense)”. Upon settlement of the derivatives not qualifying as cash flow hedges, a gain or loss is reported in “Other income (expense)”.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis (as required), whether the derivatives that are used in cash flow hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a cash flow hedge or that it has ceased to be a highly effective hedge or if a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting prospectively. At December 31, 2011, all hedges were determined to be highly effective, except for certain hedges where we elect not to apply hedge accounting as defined by the authoritative guidance.

Our hedging program has been effective in all periods presented and the amount of hedge ineffectiveness has not been material.

Hedge accounting is discontinued prospectively when (1) the derivative is no longer effective in offsetting changes in cash flow of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; (5) the derivative as a hedging instrument is no longer effective; or (6) when assumed in purchase accounting.

As of December 31, 2011 and 2010, we had approximately $216,491 and $233,183, respectively, of foreign exchange risk hedged using forward exchange contracts. As of December 31, 2011, the forward exchange contracts we held were comprised of $130,997 of contracts determined to be effective cash flow hedges and $85,493 of contracts for which we elected not to apply hedge accounting.

As of December 31, 2011 and 2010, the fair market value of these derivative instruments designated as cash flow hedges reflected an unrealized loss of $2,424 and a gain of $5,358, respectively. As of December 31, 2011, the fair market value of derivatives for which we elected not to apply hedge accounting reflected an unrealized loss of $1,078. As of December 31, 2011, $2,539 of unrealized losses, net of tax, may be reclassified from other comprehensive income to earnings within the next 12 months based on current foreign exchange rates. Included in other current liabilities is $84 of fair market value of derivatives designated as cash flow hedges that were acquired from a commercial bank in which one of our financial sponsors owns a non-controlling interest.

For the years ended December 31, 2011 and 2010, the Company had realized a loss of $2,878 and a gain of $1,041 respectively on hedges for which the Company elected to not apply hedge accounting. For the years ended December 31, 2011 and 2010, the Company realized gains of $4,416 and $1,986 on hedges which were deemed effective cash flow hedges. During the years ended December 31, 2011 and 2010, the Company realized gains of $298 and $5,945 on hedges which were previously determined to be effective cash flow hedges.

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

	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Forward exchange contracts	(3,502)	—	(3,502)	—

Total	$(3,502)	$—	$(3,502)	$—

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

Net Income (Loss) Per Share and Accumulated Other Comprehensive Loss

The following common stock equivalents were excluded from computing diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Options to purchase common stock	5,438	6,308
Pre-emptive rights at $6.00 per share	—	17,852
Publicly held warrants at $6.00 per share	—	7,327
Restricted stock units	81	320

Total options, warrants and restricted stock units exercisable into common stock	5,519	31,807

On October 17, 2011, our warrants and pre-emptive rights expired in accordance with their terms.

Accumulated other comprehensive income (loss) consists of the following:

	December 31, 2011	December 31, 2010
Unrealized (loss) gain on forward exchange contracts, net of tax	$(2,406)	$5,358
Cumulative translation adjustment	(10,026)	(6,465)

	$(12,432)	$(1,107)

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

For the years ended December 31, 2011 and 2010, the amortization of the market lease reserve, including imputed interest, was $3,298 and $4,412, respectively.

Stock-Based Compensation

At December 31, 2011 and 2010, we had a stock-based compensation plan for employees and directors. We adopted the fair value recognition provisions of the financial guidance at our inception. For share-based payments, the fair value of each grant (time-based grants with performance acceleration) is estimated on the date of grant using the Black-Scholes-Merton option valuation. Stock compensation expense is recognized on a straight-line basis over the vesting term, net of an estimated future forfeiture rate. The Company estimates the forfeiture rate annually based on its historical experience of vested and forfeited awards.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update, Accounting Standards Update (“ASU”) No. 2011-08, to existing standards on Intangibles – Goodwill and Other (Accounting Standards Codification (“ASC”) Topic 350). ASU No. 2011-08 was issued to simplify the testing of goodwill for impairment by allowing an optional qualitative factors test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test already included in ASC Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill tests performed for fiscal years after December 15, 2011. We will adopt the standard in 2012, and it will not have a significant impact on our consolidated financial statements or results of operations.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective on January 1, 2012 and is applied retrospectively. This guidance will not have an impact on our financial position, results of operations, or cash flows as it is disclosure-only in nature.

Note 5—Goodwill and Intangibles

Goodwill and Indefinite Lived Intangible Assets

We evaluate goodwill and indefinite lived intangible assets for impairment annually and whenever events or changes in circumstances suggest that the carrying value of goodwill and indefinite lived intangible assets may not be recoverable. As approximately 92% of our common stock is collectively indirectly owned by Ares, EGS Dutchco and NewBridge, who collectively appoint the majority of our Board of Directors, our stock is thinly traded. Accordingly, we utilize internally developed models to estimate our expected future cash flow and utilize a discounted cash flow technique to estimate the fair value of the Company in connection with our evaluation of goodwill and indefinite lived intangible assets. No impairment of goodwill and indefinite lived intangible assets resulted from our most recent evaluation of goodwill and indefinite lived intangible assets for impairment, which occurred in the fourth quarter of 2011, nor do we believe any indicators of impairment have occurred. Our next annual impairment assessment will be conducted in the fourth quarter of 2012.

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

Intangibles and amortization

Intangible assets at December 31, 2011 consist of the following:

	Estimated useful life	Weighted average remaining life	Gross cost	Accumulated amortization	Net
Customer relationships	Up to 10 years	5.9	98,749	49,211	49,538
Technology-based intangible assets	5 years	1.8	2,311	1,278	1,033
Trade names	indefinite	indefinite	16,100	—	16,100

			117,160	50,489	66,671

Future amortization expense of our intangible assets for the next five years is expected to be as follows:

	2012	2013	2014	2015	2016
Amortization	14,331	11,497	7,571	5,652	4,435

Note 6—Warrants and Treasury Stock

At the time of our IPO, we sold 31 units, each consisting of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at an exercise price of $6.00 per share.

The warrants became exercisable beginning on October 17, 2008 and expired on October 17, 2011.

In 2011, we repurchased from two of our former directors 4,200 shares of our common stock with a purchase price of $3.25 per share. The shares of common stock were transferred to treasury stock.

Note 7—Severance, Restructuring and Other Charges

During the year ended December 31, 2011 we recorded a net expense of $10,769, primarily related to salary continuation related to reductions in workforce that occurred in the second and third quarter of 2011, direct third party transaction related expenses incurred related to the review and pursuit of business development related activities, litigation expenses and the release of lease exit liabilities established at one of our facilities.

During the year ended December 31, 2010 we recorded charges of $11,899, primarily related to lease exit liabilities established in vacated locations and charges related to changes in leadership and management positions within the company.

Severance, restructuring and other charges, net, consist of the following:

	Year Ended December 31,
	2011	2010
Severance related to reductions in non-agent workforce	$11,079	$6,501
Lease exit charges, net	7	3,443
Asset impairment charge	275	1,746
Transaction related expense	39	209
Litigation settlements	(631)	—

Severance, restructuring and other charges, net	$10,769	$11,899

A rollforward of the activity in the Company’s restructuring liabilities, which are included in other current liabilities, is as follows:

	Reduction in work-force and severance	Closure of call centers	Total
Balance at December 31, 2010	$2,491	$2,807	$5,298
Expense	11,196	946	12,142
Cash Paid	(11,627)	(897)	(12,524)
Reversals (1)	(115)	(1,421)	(1,536)

Balance at December 31, 2011	$1,945	$1,435	$3,380

(1)	As previously disclosed in the first quarter of 2011, we reversed a previously recorded lease exit reserve.

Note 8—Equipment and Fixtures, Net

Equipment and fixtures, net, consist of the following:

	December 31, 2011	December 31, 2010
Furniture and fixtures	$15,366	$11,161
Building improvements	47,870	36,196
Computer equipment	52,560	37,200
Software	30,920	21,935
Telecom and other equipment	54,241	46,519
Equipment and fixtures not yet placed in service	1,577	1,232

	$202,534	$154,243
Less: accumulated depreciation	(114,923)	(73,384)

	$87,611	$80,859

Note 9—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following:

	December 31, 2011	December 31, 2010
Compensation related amounts	$31,477	$31,805
Vacation liabilities	12,534	12,646
Medical and dental liabilities	2,284	1,860
Employer taxes	2,284	2,825
Retirement plans	10,112	8,146
Other benefit related liabilities	1,619	2,515

	$60,310	$59,797

Note 10—Other Accrued Expenses and Other Liabilities

Other accrued expenses consist of the following:

	December 31, 2011	December 31, 2010
Professional fees	$4,364	$7,151
Accrued interest	5,963	5,921
Occupancy expense	1,879	2,250
Technology expense	2,623	3,116
Forward exchange contracts	3,605	126
Other accrued expenses	9,995	11,425

	$28,429	$29,989

Other liabilities consist of the following:

	December 31, 2011	December 31, 2010
Lease exit liability	$1,083	$1,743
Deferred revenue	1,397	365
Market lease reserves	1,639	3,930
Other	2,132	1,034

Total other current liabilities	$6,251	$7,072

Other long-term liabilities consist of the following:

	December 31, 2011	December 31, 2010
Deferred rent	$1,755	$1,433
Accrued income taxes	10,329	12,268
Market lease reserves	978	2,750
Asset retirement obligation	—	2,053
Other	755	1,627

Total other long-term liabilities	$13,817	$20,131

We establish asset retirement obligations where required by the leases of our facilities. During the fourth quarter, certain lessors agreed that restoration of the facilities was not required restored and amended the leases to remove this requirement. Accordingly, as the leasehold improvements at these locations were fully depreciated, the amount of the asset retirement obligations of $1.4 million were reversed into income.

Note 11—Long-Term Debt and Revolving Credit Facility

Pursuant to an indenture dated as of October 1, 2009 (the “Indenture”), among Stream, certain of our subsidiaries and Wells Fargo Bank, National Association, as trustee, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”) at an initial offering price of 95.454% of the principal amount, the proceeds of which were used to pay off the debt from our Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of January 8, 2009, as amended (the “PNC Agreement”), with PNC Bank, National Association (“PNC”) and other signatories thereto along with debt acquired from EGS. In addition, we and certain of our subsidiaries (collectively, the “Borrowers”) entered into a credit agreement, dated as of October 1, 2009 (the “Credit Agreement”), as amended by the First Amendment to Credit Agreement dated June 3, 2011 and Second Amendment to Credit Agreement dated November 1, 2011, with Wells Fargo Capital Finance, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Facility”) of up to $100 million, including a $20 million sub-limit for letters of credit. The ABL Facility has a maturity of four years at an interest rate of Wells Fargo’s base rate plus 375 basis points or LIBOR plus 400 basis points at our discretion. We capitalized fees of $7,815 and $3,929 associated with the Notes and the Credit Agreement, respectively, at the inception of these agreements that are being amortized over their respective lives. We amortized into expense for the year ended December 31, 2011, $1,400 and $983, respectively, of such capitalized fees.

The ABL facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $20 million. As of December 31, 2011, we had $50,078 available under the ABL Facility. We are in compliance with the financial covenant in the Credit Agreement as of December 31, 2011. Substantially all of the assets of Stream excluding intangible assets secure the Notes and the ABL Facility. See Note 17 for Guarantor Financial Information.

Long-term borrowings consist of the following:

	December 31, 2011	December 31, 2010
Revolving line of credit	$44,755	$24,506
11.25% Senior Secured Notes	200,000	200,000
Other	1,215	147

	245,970	224,653
Less: current portion	(453)	(96)
Less: discount on notes payable	(5,743)	(7,358)

Long-term debt	$239,774	$217,199

Minimum principal payments on long-term debt subsequent to December 31, 2011 are as follows:

Total
2012	$453
2013	45,297
2014	200,220
2015	—
2016	—

Total	$245,970

We had Letters of Credit in the aggregate outstanding amounts of $5,167 at December 31, 2011 and $6,936 at December 31, 2010, respectively.

We have $215 and $161 of restricted cash as of December 31, 2011 and 2010, respectively.

Note 12—Defined Contribution and Benefit Plans

We have defined contribution and benefit plans in various countries. The plans cover all full-time employees other than excluded employees as defined in the plans. The participants may make pretax contributions to the plans, and we can make both matching and discretionary contributions. In the years ended December 31, 2011 and 2010, we recorded $3,717 and $3,264 in matching contributions to the plans. Our defined benefit plans are funded primarily through annuity contracts with third party insurance companies. We do not have any material obligations under these plans other than funding the annual insurance premiums.

Note 13—Income Taxes

The change in valuation allowances is net of the effect of foreign currency translation adjustments included in accumulated other comprehensive income (loss).

The domestic and foreign source component of income (loss) before tax is as follows:

	December 31, 2011	December 31, 2010
Total US	$(37,669)	$(68,897)
Total Foreign	20,125	25,814

Total	$(17,544)	$(43,083)

The components of the income tax expense (benefit) are as follows:

	December 31, 2011	December 31, 2010
Current
Federal	$(1,742)	$214
State	(37)	326
Foreign	6,532	6,083

Total Current	$4,753	$6,623
Deferred
Federal	$301	$1,141
State	24	308
Foreign	1,015	2,320

Total Deferred	$1,340	$3,769

Total	$6,093	$10,392

A reconciliation of the provision for income taxes with amounts determined by applying the statutory US Federal rate is as follows:

	December 31, 2011	December 31, 2010
Federal tax rate	$(6,141)	$(15,079)
State and local income taxes, net of federal income tax benefits	(8)	300
Foreign income taxed at different rate to US	(8,698)	(6,226)
Change in valuation allowance	16,012	23,393
Non deductible expenses related to foreign tax holiday	10,034	5,469
Credits and tax holidays	(1,227)	(312)
Benefit of prior year net operating losses	(1,288)	—
Reserve for uncertain tax positions	(1,897)	1,009
Permanent items	122	1,787
Other differences	(816)	51

Provision for income taxes	$6,093	$10,392

Deferred income taxes consist of the following:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Accruals, allowances, and reserves	$10,391	$7,423
Tax credits and loss carry forwards	31,018	22,798
Tangibles/Intangibles	7,416	10,982
Payables/Receivables	25,964	28,854
Market leases	717	1,162
Other	162	757

	75,668	71,976
Valuation allowance	(58,314)	(40,603)

Total deferred tax assets	17,354	31,373
Deferred tax liabilities:
Intangible assets	20,655	28,337
Other liabilities	—	4,671
Market leases	—	564

Total deferred tax liabilities	20,655	33,572

Net deferred tax assets (liabilities)	$(3,301)	$(2,199)

At December 31, 2011 and 2010, we had $53,696 and $33,200, respectively, of U.S. federal net operating losses, which will expire between 2024 and 2031. At December 31, 2011 and 2010, we had $28,902 and $17,174, respectively of state net operating losses, which will expire between 2014 and 2031. At December 31, 2011 and 2010, the foreign operating loss carry forwards includes $14,983 and $5,984 with no expiration date, and $6,906 and $7,816, respectively, of foreign-generated net operating losses, which will expire over various periods through 2022. The net operating losses are evaluated for each foreign jurisdiction and a full valuation allowance established where we believe that it is more likely than not based on available evidence that the asset will not be realized.

At December 31, 2011, we had $4,870 of credits available for carry forward which will expire between 2014 and 2030, and $883 of credits with no expiration date.

We had recorded a valuation allowance of $58,314 and $40,603 for the periods ended December 31, 2011 and 2010, respectively, against net operating losses and deferred tax assets for which realization of any future benefit is uncertain due to taxable income limitations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We operate in a number of international tax jurisdictions and are subject to audits of income tax returns by tax authorities in those jurisdictions. We have open audit periods beginning after 2002 through the current period in various jurisdictions and are currently under audit in India, Canada, Spain and Italy.

We have been granted various tax holidays in foreign jurisdictions. These tax holidays are given as an incentive to attract foreign investment and under agreements relating to such tax holidays we receive certain exemptions from taxation on income from export related activities. The income tax benefit from foreign tax holidays was $629 and $416 for the periods ended December 31, 2011 and December 31, 2010. Certain of the tax holidays are set to expire between 2013 and 2022.

We currently benefit from income tax holiday incentives in the Philippines pursuant to the registrations with the Philippine Economic Zone Authority, or PEZA, of our various projects and operations. Under such PEZA registrations, the income tax holiday of our various PEZA-registered projects in the Philippines expire at staggered dates through 2013. However, if there is an opportunity to renew or extend the holiday every attempt will be made to do so. In the event we are not able to renew, the expiration of these tax holidays will increase our effective income tax rate.

As of December 31, 2011, approximately $87,116 of earnings held by our foreign subsidiaries are designated as indefinitely reinvested outside the U.S. If required for our operations in the U.S., most of the cash held abroad could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits). Currently, we do not anticipate a need to repatriate these funds to our U.S. operations.

Reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

Beginning balance January 1, 2011	$9,734
Additions to tax positions related to the current year	141
Additions for tax positions related to the prior year	787
Reductions for tax positions related to prior year	(2,035)
Lapse of statute of limitations	(2,301)

Ending balance December 31, 2011	$6,326

As of December 31, 2011 and 2010, the liability for unrecognized tax benefits (including interest and penalties) was $10,349 and $13,227, respectively, of which zero and $959, respectively, was recorded in current liabilities and $10,349 and $12,268, respectively, was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts are approximately $1,599 for both years ending December 31, 2010 and 2011 of unbenefitted tax losses, which would be realized if the related uncertain tax positions were settled. As of January 1, 2011, we had reserved $2,635 for accrued interest and penalties, which had decreased to $2,423 as at December 31, 2011 and is included in the $10,349 of liability. We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. The total amount of net unrealizable tax benefits that would affect the income tax expense, if ever recognized in our consolidated financial statements is $8,750. This amount includes interest and penalties of $2,423. We estimate that within the next 12 months, our unrecognized tax benefits, and interest and penalties, could decrease as a result of settlements with taxing authorities or the expiration of the statute of limitations by $2,448 and $280, respectively.

Note 14—Stock Options

The 2008 Stock Incentive Plan (the “Plan”) provides for the grant of incentive and nonqualified stock options. The Plan has authorized grants of up to 10,000 shares of common stock at an exercise price not less than 100% of the fair value of the common stock at the date of grant. The Plan provides that the options shall be outstanding for a period not to exceed ten years from the grant date. During the years ended December 31, 2011 and 2010, we granted options to purchase 2,130 and 2,769, respectively, shares of our common stock to our employees. Generally, options vest over a five-year period.

At December 31, 2011 and 2010, respectively, 1,225 and 2,066 stock option grants were vested, zero and 35 had been exercised, and 3,000 and 3,404 had been forfeited.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the year ended December 31, 2011:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Option term (years)	6.380	6.375
Volatility	67.15%-74.54%	63.71%-67.88%
Risk-free interest rate	1.15-2.62%	1.57-3.06%
Dividend yield	0%	0%
Weighted-average grant date fair value per option granted	$1.74	$3.46

The option term for 2011 and 2010 was calculated under the simplified method for all option grants during for the year ended December 31, 2011 and 2010 as we do not have a long history of granting options. The volatility assumption is based on a weighted average of the historical volatilities for Stream and its peer group. The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term in options.

Stock options under the Plan during year ended December 31, 2011 were as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2010	6,308	$6.13	—	7.64
Granted	2,130	5.44	$1.74
Exercised	—	—
Forfeited or canceled	3,000	6.13

Outstanding at December 31, 2011	5,438	$5.86		7.56

At December 31, 2011, we had stock options to purchase 1,225 shares that were exercisable. The weighted-average exercise price of options currently exercisable is $6.09 at December 31, 2011. The weighted average remaining contractual term of options currently exercisable is 5.15 years at December 31, 2011. The total fair value of options vested during the year ended December 31, 2011 was $2,099. There are 4,299 shares outstanding, vested, and expected to vest (including forfeiture adjusted unvested shares) with a weighted average exercise price of $5.91 and a weighted average remaining contractual term of 7.20 years.

For the years ended December 31, 2011 and 2010, we recognized net stock compensation expense of $2,072 and $5,462 respectively, for the stock options in the table above.

As of December 31, 2011 and 2010, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, were both zero. The aggregate intrinsic value of the shares of exercisable stock at December 31, 2011 and 2010 were both zero. The intrinsic value of options exercised for the years ended December 31, 2011 and 2010, was zero and $19, respectively.

As of December 31, 2011 and 2010, there was $5,196 and $7,203, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.47 years from issue date.

Restricted stock award activity during the year ended December 31, 2011 was as follows:

	Number of Shares	Weighted average Grant- Date Fair Value
Unvested December 31, 2010	399	$6.37
Granted	—	—
Vested	50	6.60
Forfeited	268	6.34

Unvested December 31, 2011	81	$6.34

For the years ended December 31, 2011 and 2010, we recognized net compensation expense of $284 and $967, respectively, for the restricted stock awards. Restricted stock awards vest either quarterly over four years for grants in 2008 or semi-annually over five years for grants after 2008.

Note 15—Commitments and Contingencies

Leases

We lease our operating facilities and equipment under non-cancelable operating leases, which expire at various dates through 2020, and we have a capital lease obligation related to one facility. In addition, we have capital leases for furniture, computer and telephone equipment. The assets under capital lease are included in equipment and fixtures, net, on our consolidated balance sheets are as follows:

	December 31, 2011	December 31, 2010
Furniture and fixtures	$2,968	$1,846
Building improvements	12,884	8,602
Computer equipment	10,262	8,085
Telecom and other equipment	17,778	13,149

	43,892	31,682
Less: accumulated depreciation	(17,917)	(10,597)

	$25,975	$21,085

Future minimum payments under capital and operating leases consist of the following at December 31, 2011:

	Capital Leases	Operating Leases
2012	12,175	43,846
2013	7,017	31,103
2014	2,588	25,523
2015	759	21,030
2016	492	15,629
Thereafter	—	19,119

Total future minimum lease payments	23,031	$156,250
Less amount representing interest	(2,324)

	20,707
Less current portion	(10,743)

Capital lease obligations, net of current portion	$9,964

Rent expense is included in our consolidated statements of operations in selling, general and administrative expenses as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Rent expense	$49,265	$50,176
Market lease reserve amortization	(3,455)	(4,830)

Net rent expense	$45,810	$45,346

Contingencies

We are self-insured with respect to group medical plan claims by our covered employees based in the United States, subject to an annual insured stop-loss limit on per-member payments of $125. We believe that our self-insurance reserves of $1,424 at December 31, 2011 and $953 at December 31, 2010 are adequate to provide for future payments required related to claims prior to that date.

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

We were a defendant in a putative class action captioned Kambiz Batmanghelich, on behalf of himself and all others similarly situated and on behalf of the general public, v. Sirius XM Radio, Inc., filed in the Los Angeles County Superior Court on November 10, 2009, and removed to the United States District Court for the Central District of California. The Plaintiff alleged that Sirius XM Radio, Inc. recorded telephone conversations between Plaintiff and members of the proposed class of Sirius customers, on the one hand, and Sirius and its employees, on the other, without the Plaintiff’s and class members’ consent. In March 2011, the parties reached a settlement of the case which was subsequently approved by the court. As part of the settlement, the court certified a settlement class and notice was provided to the settlement class. In September 2011, the court entered a Final Order Approving Class Action Settlement and Judgment that, among other things, released all claims by class members relating to the recording of telephone conversations. Certain parties appealed the Final Order, but those appeals have been dismissed. We have fulfilled all of our obligations contained in the Final Order Approving Class Action Settlement and Judgment and the case is now concluded. The conclusion of this matter did not have a material adverse effect on our results of operations or financial condition.

In February 2009, Stream International (NI) Limited (“Stream NI”) exercised its right to terminate its lease for certain premises in Northern Ireland and vacated such premises on or prior to the termination date of December 31, 2009. The landlord, Peninsula High-Tech Limited (the “Landlord”), has filed a claim against Stream NI alleging that the termination right under the lease was not validly exercised because Stream NI failed to reasonably perform and observe the covenants and conditions of the lease, and therefore such lease remains in subsistence and that the rent and service charges continue to accrue. If successful in its proceedings, the Landlord will have claims against Stream NI for unpaid rent and service charges for the entire five years remaining under the lease, an aggregate of approximately $3,803, or until such time as another tenant enters into occupation of the premises. Stream NI has refuted the allegations and intends to vigorously defend against the claims asserted by the Landlord.

Note 16—Geographic Operations and Concentrations

We operate in one operating segment and provide services primarily in two regions: “Americas”, which includes the United States, Canada, the Philippines, India, China, Costa Rica, Nicaragua, the Dominican Republic, and El Salvador; and “EMEA”, which includes Europe, the Middle East, and Africa.

The following table presents geographic information regarding our operations:

	Year Ended December 31,
	2011	2010
Revenues:
Americas
United States	$193,385	$201,018
Philippines	188,021	161,789
Canada	126,827	121,022
Others	100,530	104,200

Total Americas	608,763	588,029
EMEA	238,144	212,144

	$846,907	$800,173

	December 31, 2011	December 31, 2010
Total assets:
Americas	$546,906	$569,325
EMEA	71,128	78,660

	$618,034	$647,985

We derive significant revenues from three significant clients. At December 31, 2011, three of our largest clients by revenue are global technology companies. The percentage of revenue for each of these clients is as follows:

	Year Ended December 31,
	2011	2010
Dell	12%	16%
Hewlett Packard	10%	12%
Microsoft	10%	6%

Related accounts receivable from these three clients were 14%, 9% and 6%, respectively, of our total accounts receivable at December 31, 2011.

Note 17—Guarantor Financial Information (Unaudited)

The Notes are guaranteed by the Company, along with certain of our wholly owned subsidiaries. Such guaranties are full, unconditional and joint and several. Condensed consolidating financial information related to the Company, our guarantor subsidiaries and our non-guarantor subsidiaries as of December 31, 2011 are reflected below:

Condensed Consolidating Statement of Operations

For the year ended December 31, 2011

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$693,960	$152,947	$—	$846,907
Intercompany	—	95,849	326,522	(422,371)	—

	—	789,809	479,469	(422,371)	846,907
Direct cost of revenue
Customers	—	223,364	271,062		494,426
Intercompany	—	379,492	42,879	(422,371)	—

	—	602,856	313,941	(422,371)	494,426
Gross profit	—	186,953	165,528	—	352,481
Operating expenses	2,704	181,771	152,868	—	337,343
Non-operating expenses	28,906	(5,176)	8,952	—	32,682
Equity in earnings of subsidiaries	5,538	—	—	(5,538)	—

Income (loss) before income taxes	(37,148)	10,358	3,708	5,538	(17,544)

Provision (benefit) for income taxes	(13,511)	13,957	5,647	—	6,093

Net income (loss)	$(23,637)	$(3,599)	$(1,939)	$5,538	$(23,637)

Condensed Consolidating Balance Sheet

As of December 31, 2011

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$12,481	$12,099	$—	$24,586
Accounts receivable, net	—	141,579	24,384	—	165,963
Other current assets	2,614	17,510	7,698	—	27,822

Total current assets	2,620	171,570	44,181	—	218,371
Equipment and fixtures, net and other assets	4,107	51,356	50,780	—	106,243
Investment in subsidiaries	431,363	74,284	17	(505,664)	—
Goodwill and intangible assets, net	—	181,750	111,670	—	293,420

Total assets	$438,090	$478,960	$206,648	$(505,664)	$618,034

Liabilities and Stockholders’ Equity
Current liabilities	$6,025	$52,430	$63,477	$—	$121,932
Intercompany (receivable) payable	(20,391)	17,560	2,831	—	—
Long-term liabilities	239,012	33,757	9,889	—	282,658
Total shareholders’ equity (deficit)	213,444	375,213	130,451	(505,664)	213,444

Total liabilities and stockholders’ equity	$438,090	$478,960	$206,648	$(505,664)	$618,034

Condensed Statements of Cash Flows

For the year ended December 31, 2011

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(4,447)	$17,298	$38,602	$—	$51,453
Cash flows from investing activities:
Investment in subsidiaries	—	(62,809)	62,809	—	—
Additions to equipment and fixtures, net	—	(20,062)	(19,250)	—	(39,312)

Net cash provided by (used in) investing activities	—	(82,871)	43,559	—	(39,312)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	20,250	—	—	—	20,250
Net borrowings (repayments) on long term debt	—	233	836	—	1,069
Net borrowings (repayments) on capital leases	—	(7,486)	(3,199)	—	(10,685)
Net intercompany	(2,135)	76,952	(74,817)	—	—
Tax withholding on restricted stock	(23)	—	—	—	(23)
Repurchase of common stock	(13,645)	—	—	—	(13,645)

Net cash provided by financing activities	4,447	69,699	(77,180)	—	(3,034)
Effect of exchange rates on cash and cash equivalents	—	5,924	(8,934)	—	(3,010)

Net increase (decrease) in cash and cash equivalents	—	10,050	(3,953)	—	6,097

Cash and cash equivalents, beginning of period	6	2,431	16,052	—	18,489

Cash and cash equivalents, end of period	$6	$12,481	$12,099	$—	$24,586

Note 18—Subsequent Events

On January 31, 2012, a Transaction Statement on Schedule 13e-3 (the “Schedule 13e-3”) was filed by SGS Holdings LLC, a Delaware limited liability company wholly owned by Ares, EGS Dutchco and NewBridge (“SGS Holdings”), Ares, EGS Dutchco, NewBridge and the other persons listed on the cover of the Schedule 13e-3 above the caption “Name of Persons Filing Statement” (the “Filing Persons”) pursuant to Section 13(e) of the Exchange Act and Rule 13e-3 thereunder. As disclosed therein, the Schedule 13e-3 was filed in connection with potential privately negotiated purchases of shares of our common stock and a contemplated subsequent “short-form” merger that, if consummated, would result in Stream becoming a private company.

The following is based solely on the disclosure in the Schedule 13e-3. As of January 31, 2012, SGS Holdings owns 70,070, or approximately 92%, of the issued and outstanding shares of our common stock, and Ares, NewBridge and EGS Dutchco own approximately 52%, 29% and 19%, respectively, of the units of membership interest of SGS Holdings. SGS Holdings intends to seek to acquire additional shares of our common stock in privately negotiated transactions with certain selected stockholders of Stream (the “Private Purchases”). Any such Private Purchases are expected to be financed by loans from Ares, EGS Dutchco and NewBridge to SGS Holdings. Thereafter, SGS Holdings intends to evaluate whether to conduct a short-form merger (the “Merger”), under Section 253 of the General Corporation Law of the State of Delaware (the “DGCL”), pursuant to which a newly-formed Delaware corporation subsidiary of SGS Holdings would merge with and into Stream, with Stream as the surviving corporation, as a means of acquiring all of the other shares of our common stock not owned directly or indirectly by any of the Filing Persons. SGS Holdings has not yet determined whether to proceed with the Merger. If consummated, upon the effectiveness of the Merger, the shares of our common stock not owned by Stream, by any of the Filing Persons or by stockholders who properly exercise their statutory appraisal rights under the DGCL would be canceled and automatically converted into the right to receive the merger consideration, which is expected to be $3.25 per share in cash, without interest.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer, Kathryn V. Marinello, and our Chief Financial Officer, Dennis Lacey (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of December 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Stream in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded and hereby report that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed its assessment of our internal control over financial reporting with our Audit Committee of the Board of Directors.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the information contained in a definitive proxy statement for our 2012 annual meeting of stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after our fiscal year end of December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement, which we intend to file not later than 120 days after our fiscal year end of December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement, which we intend to file not later than 120 days after our fiscal year end of December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement, which we intend to file not later than 120 days after our fiscal year end of December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement, which we intend to file not later than 120 days after our fiscal year end of December 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this Report:

1. Financial Statements. We are filing our Consolidated Financial Statements as part of this Report, which include:

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

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

STREAM GLOBAL SERVICES, INC.

February 29, 2012	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello Chairman, Chief Executive Officer and President (Principal Executive Officer)

February 29, 2012	By:	/s/ Dennis Lacey
Dennis Lacey Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathryn V. Marinello Kathryn V. Marinello	Chairman of the Board of Directors, Chief Executive Officer and President	February 29, 2012

/s/ Alfredo I. Ayala Alfredo I. Ayala	Vice Chairman of the Board of Directors	February 29, 2012

/s/ G. Drew Conway G. Drew Conway	Director	February 29, 2012

/s/ Matthew Cwiertnia Matthew Cwiertnia	Director	February 29, 2012

/s/ Paul G. Joubert Paul G. Joubert	Director	February 29, 2012

/s/ David B. Kaplan David B. Kaplan	Director	February 29, 2012

/s/ R. Davis Noell R. Davis Noell	Director	February 29, 2012

/s/ Julie G. Richardson Julie G. Richardson	Director	February 29, 2012

/s/ Gilbert F. Santa Maria Gilbert F. Santa Maria	Director	February 29, 2012

/s/ Nathan Walton Nathan Walton	Director	February 29, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), filed with the SEC on August 6, 2008 and incorporated herein by reference).

3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 29, 2009 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), filed with the SEC on October 5, 2009 and incorporated herein by reference).

3.3	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on October 1, 2009 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), filed with the SEC on October 5, 2009 and incorporated herein by reference).

3.4	By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 20, 2009 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 6, 2008 and incorporated herein by reference).

4.2	Amended and Restated Registration Rights Agreement, dated as of August 14, 2009, among the Registrant, Ares Corporate Opportunities Fund II, L.P., NewBridge International Investment Ltd., EGS Dutchco B.V., Mr. R. Scott Murray, and certain stockholders of the Registrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 20, 2009 and incorporated herein by reference).

4.3	Indenture, dated as of October 1, 2009, among the Registrant, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 11.25% Senior Secured Notes due 2014, including the form of 11.25% Senior Secured Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

4.4	Exchange and Registration Rights Agreement, dated as of October 1, 2009, among the Registrant, the Guarantors listed on the signature pages thereto and the Purchasers named therein (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33-739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

4.5	Security Agreement, dated as of October 1, 2009, among the Registrant, the other Guarantors listed on the signature pages thereto and Wells Fargo Foothill, LLC (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

4.6	Security Agreement, dated as of October 1, 2009, among the Registrant, the other Guarantors listed on the signature pages thereto and Wilmington Trust FSB (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

4.7	Collateral Trust Agreement, dated as of October 1, 2009, among the Registrant, the Guarantors from time to time party thereto, Wells Fargo Bank, National Association, as Trustee, the other Secured Debt Representatives from time to time party thereto and Wilmington Trust FSB (filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

Exhibit No.	Description
4.8	Lien Subordination and Intercreditor Agreement, dated as of October 1, 2009, among the Registrant, the subsidiaries of the Registrant listed on the signature pages thereto, Wells Fargo Foothill, LLC and Wilmington Trust FSB (filed as Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

10.1*~	Description of the Registrant’s 2011 Management Incentive Plan (reported in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33739), as filed with the SEC on May 4, 2011 and incorporated herein by reference).

10.2*	Securities Purchase Agreement, dated as of June 3, 2011, by and among Trillium Capital LLC, a Delaware limited liability company, R. Scott Murray and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2011 (File No. 001-33739) and incorporated herein by reference).

10.3*	Employment Agreement between the Registrant and Kathryn V. Marinello, dated August 19, 2010 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 20, 2010 and incorporated herein by reference).

10.4*	Employment Agreement between the Registrant and Dennis Lacey, dated December 15, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on December 21, 2009 and incorporated herein by reference).

10.5*	Employment Agreement, dated as of January 13, 2011, by and between Brian Delaney and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2011 (File No. 001-33739) and incorporated herein by reference).

10.6a*#	Employment Agreement, dated as of June 27, 2011, by and between Gregory Hopkins and Stream Global Services, Inc.

10.6b*#~	Description of the Registrant’s 2011 Executive Vice President Sales Incentive Plan.

10.7a*	Employment Agreement between the Registrant and Robert Dechant, dated August 7, 2008 (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33739), as filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.7b*	Letter Amendment to Employment Agreement between the Registrant and Robert Dechant, dated December 29, 2008 (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33739), as filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.7c*	Letter Amendment to Employment Agreement between the Registrant and Robert Dechant, dated May 6, 2009 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33739), as filed with the SEC on August 5, 2009 and incorporated herein by reference).

10.7d*	Letter Amendment to Employment Agreement between the Registrant and Robert Dechant, dated November 9, 2009 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on November 13, 2009 and incorporated herein by reference).

10.7e*	Separation Agreement, dated as of July 8, 2011, by and between Robert Dechant and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-33739), as filed with the SEC on August 3, 2011 and incorporated herein by reference).

10.8a*	Employment Agreement between the Registrant and Sheila M. Flaherty, dated July 16, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on July 17, 2008 and incorporated herein by reference).

Exhibit No.	Description
10.8b*	Letter Amendment to Employment Agreement between the Registrant and Sheila M. Flaherty, dated December 29, 2008 (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33739), as filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.8c*	Letter Amendment to Employment Agreement between the Registrant and Sheila M. Flaherty, dated May 6, 2009 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33739), as filed with the SEC on August 5, 2009 and incorporated herein by reference).

10.8d*	Letter Amendment to Employment Agreement between the Registrant and Sheila M. Flaherty, dated November 9, 2009 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on November 13, 2009 and incorporated herein by reference).

10.8e*	Separation Agreement, dated as of March 8, 2011, by and between Sheila M. Flaherty and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on March 14, 2011 and incorporated herein by reference).

10.9*	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33739), as filed with the SEC on November 6, 2009 and incorporated herein by reference).

10.10*	Form of Non-Statutory Stock Option Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33739), as filed with the SEC on November 6, 2009 and incorporated herein by reference).

10.11*	Form of Restricted Stock Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33739), as filed with the SEC on November 6, 2009 and incorporated herein by reference).

10.12*	Form of Restricted Stock Unit Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 4, 2008 and incorporated herein by reference).

10.13	Form of Management Rights Letter (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on June 5, 2008 and incorporated herein by reference).

10.14	Preferred Stock Purchase Agreement between the Registrant and Ares Corporate Opportunities Fund II, L.P., dated as of June 2, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No 001-33739), as filed with the SEC on June 5, 2008 and incorporated herein by reference).

10.15	Amendment No. 2 to Preferred Stock Purchase Agreement between the Registrant and Ares Corporate Opportunities Fund II, L.P., dated as of July 17, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K File No. 001-33739), as filed with the SEC on July 22, 2008 and incorporated herein by reference).

10.16	Stockholders Agreement, dated as of October 1, 2009, among the Registrant, Ares Corporate Opportunities Fund II, L.P., EGS Dutchco B.V., NewBridge International Investment Ltd., R. Scott Murray and Trillium Capital LLC. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

Exhibit No.	Description
10.17	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 12, 2008 and incorporated herein by reference).

10.18	Credit Agreement, dated as of October 1, 2009, among Wells Fargo Foothill, LLC, Goldman Sachs Lending Partners LLC, and each of the other Lenders party thereto, the Registrant and its subsidiaries identified therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

10.19	First Amendment to Credit Agreement, dated as of June 3, 2011, by and among Wells Fargo Capital Finance, LLC, in its capacity as agent for the lenders and bank product providers party thereto, Stream Global Services, Inc. and each of the subsidiaries of Stream Global Services, Inc. signatory thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2011 (File No. 001-33739) and incorporated herein by reference).

10.20	Second Amendment to Credit Agreement, dated as of November 1, 2011, by and among Wells Fargo Capital Finance, LLC, in its capacity as agent for the lenders and bank product providers party thereto, Stream Global Services, Inc. and each of the subsidiaries of Stream Global Services, Inc. signatory thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 1, 2011 (File No. 001-33739) and incorporated herein by reference).

12.1#	Statement of Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on September 26, 2008 and incorporated herein by reference).

21.1#	Subsidiaries of the Registrant.

23.1#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Chief Executive Officer (principal executive officer).

31.2#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer (principal financial officer).

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer (principal executive officer).

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer (principal financial officer).

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.
#	Filed herewith.
~	Portions of this exhibit have been omitted pursuant to the Registrant’s request for confidential treatment. The Registrant has filed omitted portions separately with the SEC.
+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.