Form 10-Q
period 2012-03-31
Stream Global Services, Inc.
filed 2012-04-25
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

There were 75,965,439 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of April 20, 2012 (excluding treasury shares).

Stream is a registered trademark of Stream Global Services, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

STREAM GLOBAL SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$17,840	$24,586
Accounts receivable, net of allowance for bad debts of $183 and $263 at March 31, 2012 and December 31, 2011, respectively	162,513	165,963
Income taxes receivable	243	644
Deferred income taxes	12,449	13,061
Prepaid expenses and other current assets	14,498	14,117

Total current assets	207,543	218,371
Equipment and fixtures, net	83,352	87,611
Deferred income taxes	4,057	3,711
Goodwill	226,749	226,749
Intangible assets, net	63,088	66,671
Other assets	13,398	14,921

Total assets	$598,187	$618,034

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,755	$13,827
Accrued employee compensation and benefits	58,464	60,310
Other accrued expenses	28,391	28,429
Income taxes payable	3,209	1,919
Current portion of long-term debt	533	453
Current portion of capital lease obligations	10,159	10,743
Other liabilities	4,754	6,251

Total current liabilities	119,265	121,932
Long-term debt, net of current portion	220,062	239,774
Capital lease obligations, net of current portion	8,149	9,964
Deferred income taxes	18,873	19,103
Other long-term liabilities	13,672	13,817

Total liabilities	380,021	404,590
Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, shares authorized—1,000 shares authorized; issued and outstanding shares —0 shares	—	—
Voting common stock, par value $0.001 per share, shares authorized—200,000 shares authorized; outstanding shares—75,955 and 75,948 shares at March 31, 2012 and December 31, 2011, respectively	80	80
Non-voting common stock, par value $0.001 per share, shares authorized—11,000 shares authorized; issued and outstanding shares—0 shares	—	—
Additional paid-in-capital	347,109	346,525
Treasury stock, at cost (4,252 and 4,249 shares at March 31, 2012 and December 31, 2011, respectively)	(13,645)	(13,645)
Accumulated deficit	(107,739)	(107,084)
Accumulated other comprehensive loss	(7,639)	(12,432)

Total stockholders’ equity	218,166	213,444

Total liabilities and stockholders’ equity	$598,187	$618,034

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue	$215,539	$212,691
Direct cost of revenue	124,116	121,953

Gross profit	91,423	90,738
Operating expenses:
Selling, general and administrative expenses	66,292	68,802
Severance, restructuring and other charges, net	2,804	(126)
Depreciation and amortization expense	14,607	14,585

Total operating expenses	83,703	83,261

Income from operations	7,720	7,477
Other expenses, net:
Foreign currency loss (gain)	(254)	1,245
Interest expense, net	7,569	7,262

Total other expenses, net	7,315	8,507

Income (loss) before provision for income taxes	405	(1,030)
Provision for income taxes	1,060	1,065

Net loss	$(655)	$(2,095)
Net loss per share:
Basic and diluted	$(0.01)	$(0.03)
Shares used in computing per share amounts:
Basic and diluted	75,955	80,126

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(655)	$(2,095)
Other comprehensive income:
Change in unrealized gain (loss) on forward exchange contracts, net of tax	2,662	(394)
Change in cumulative translation adjustment (1)	2,131	4,409

Comprehensive income	$4,138	$1,920

(1)	There were no sales or liquidations of investments in any foreign entities during the three months ended March 31, 2012 and 2011. Therefore, there is no reclassification adjustment for these periods.

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the three months ended March 31, 2012

(Unaudited)

(In thousands)

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balances at December 31, 2011	75,948	$80	$346,525	$(13,645)	$(107,084)	$(12,432)	$213,444
Net loss	—	—	—	—	(655)	—	(655)
Cumulative translation adjustment	—	—	—	—	—	2,131	2,131
Unrealized gain on forward exchange contracts, net of tax	—	—	—	—	—	2,662	2,662
Vesting of restricted stock	10	—	—	—	—	—	—
Stock-based compensation expense	—	—	595	—	—	—	595
Taxes withheld on restricted stock	(3)	—	(11)	—	—	—	(11)

Balances at March 31, 2012	75,955	$80	$347,109	$(13,645)	$(107,739)	$(7,639)	$218,166

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net loss	$(655)	$(2,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,607	14,585
Amortization of bond discount and debt issuance costs	1,073	960
Deferred taxes	124	(148)
Loss on impairment or disposal of assets	(14)	37
Noncash stock compensation	595	745
Changes in operating assets and liabilities:
Accounts receivable	4,515	15,150
Income taxes receivable	398	(336)
Prepaid expenses and other current assets	(65)	(3,583)
Other assets	956	123
Accounts payable	(139)	2,554
Accrued expenses and other liabilities	(666)	(1,179)

Net cash provided by operating activities	20,729	26,813
Investing Activities:
Additions to equipment and fixtures, net of disposals	(6,351)	(5,101)

Net cash used in investing activities	(6,351)	(5,101)
Financing activities:
Net repayments on line of credit	(19,984)	(14,506)
Payments on long-term debt	(87)	(24)
Payment of capital lease obligations	(3,201)	(2,446)
Proceeds from capital leases	630	—
Tax payments for withholding on restricted stock	(11)	(14)

Net cash used in financing activities	(22,653)	(16,990)
Effect of exchange rates on cash and cash equivalents	1,529	1,603

Net increase (decrease) in cash and cash equivalents	(6,746)	6,325
Cash and cash equivalents, beginning of period	24,586	18,489

Cash and cash equivalents, end of period	$17,840	$24,814

Supplemental cash flow information:
Cash paid for interest	$1,121	$744
Cash paid for income taxes	1,798	1,334
Noncash financing activities:
Capital lease financing	158	1,052

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

March 31, 2012

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

Note 2—Basis of Presentation

Our consolidated condensed financial statements as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 include our accounts and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In compliance with ASC 810, Consolidation (“ASC 810”), the Company analyzes its contractual arrangements to determine whether they represent variable interests in a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary. ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary regardless of ownership of voting shares. The Company is the primary beneficiary of a VIE in China, which it consolidates.

We have evaluated subsequent events through the date these financial statements were issued.

Note 3—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012, or for any other interim period or future year.

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

All derivatives, including foreign currency forward contracts, are recognized in “Other current assets” or “Other current liabilities” on the balance sheet at fair value. Fair values for our derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. On the date the derivative contract is entered into, we determine whether the derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)”, until the forecasted underlying transactions occur. To date we have not experienced any hedge ineffectiveness of our cash flow hedges that we intended to be effective. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Direct cost of revenue”. Cash flows from the derivative contracts are classified within “Cash flows from operating activities”. Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged.

We may also enter into derivative contracts that are intended to economically hedge certain risks, even though we do not qualify for or elect not to apply hedge accounting as defined by the authoritative guidance.

Changes in fair value of derivatives not designated as cash flow hedges are reported in “Other income (expense)”. Upon settlement of the derivatives not qualifying as cash flow hedges, a gain or loss is reported in “Other income (expense)”.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis (as required), whether the derivatives that are used in cash flow hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a cash flow hedge or that it has ceased to be a highly effective hedge or if a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting prospectively. At March 31, 2012, all hedges were determined to be highly effective, except for certain hedges where we elect not to apply hedge accounting as defined by the authoritative guidance.

Our hedging program has been effective in all periods presented and the amount of hedge ineffectiveness has not been material.

As of March 31, 2012 and December 31, 2011, we had approximately $218,200 and $216,491, respectively, of foreign exchange risk hedged using forward exchange contracts. As of March 31, 2012, the forward exchange contracts we held were comprised of $143,151 of contracts determined to be effective cash flow hedges and $75,049 of contracts for which we elected not to apply hedge accounting.

As of March 31, 2012 and December 31, 2011, the fair market value of these derivative instruments designated as cash flow hedges reflected an unrealized gain of $365 and a loss of $2,424, respectively. As of March 31, 2012 and December 31, 2011, the fair market value of derivatives for which we elected not to apply hedge accounting reflected an unrealized loss of $542 and $1,078, respectively. As of March 31, 2012, and December 31, 2011, $353 and $2,539, respectively, of unrealized losses, net of tax, may be reclassified from other comprehensive income to earnings within the next 12 months based on current foreign exchange rates. As of March 31, 2012 and December 31, 2011, included in other current assets is $78 and included in other current liabilities is $84, respectively, of fair market value of derivatives designated as cash flow hedges that were acquired from a commercial bank in which one of our financial sponsors owns a non-controlling interest.

For the three months ended March 31, 2012 and 2011, the Company had realized a gain of $2,006 and $1,799 respectively on hedges for which the Company elected to not apply hedge accounting. For the three months ended March 31, 2012 and 2011, the Company realized gains of $33 and $1,551, respectively, on hedges which were deemed effective cash flow hedges. During the three months ended March 31, 2012 and 2011, the Company realized no gain and a gain of $298, respectively, on hedges which were previously determined to be effective cash flow hedges.

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

	March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Forward exchange contracts	$(177)	$—	$(177)	$—

Total	$(177)	$—	$(177)	$—

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

At March 31, 2012 the fair value of our long term debt was $208,500. The fair value of our long term debt is determined from market quotations obtained from Bloomberg Finance, L.P.

Net Income (Loss) Per Share

The following common stock equivalents were excluded from computing diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Options to purchase common stock	5,094	6,686
Pre-emptive rights at $6.00 per share	—	17,849
Publicly held warrants at $6.00 per share	—	7,326
Restricted stock units	11	249

Total options, warrants and restricted stock units exercisable into common stock	5,105	32,110

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update, Accounting Standards Update (“ASU”) No. 2011-08, to existing standards on Intangibles – Goodwill and Other (Accounting Standards Codification (“ASC”) Topic 350). ASU No. 2011-08 was issued to simplify the testing of goodwill for impairment by allowing an optional qualitative factors test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test already included in ASC Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill tests performed for fiscal years ending after December 15, 2011. We adopted this standard on January 1, 2012 and it did not have a significant impact on our consolidated financial statements or results of operations.

Note 4—Goodwill and Intangibles

Goodwill and Indefinite Lived Intangible Assets

We evaluate goodwill and indefinite lived intangible assets for impairment annually and whenever events or changes in circumstances suggest that the carrying value of goodwill and indefinite lived intangible assets may not be recoverable. As more than 90% of our common stock is collectively indirectly owned by Ares, EGS Dutchco and NewBridge, who collectively appoint the majority of our Board of Directors, our stock is thinly traded. Accordingly, we utilize internally developed models to estimate our expected future cash flow and utilize a discounted cash flow technique to estimate the fair value of the Company in connection with our evaluation of goodwill and indefinite lived intangible assets. No impairment of goodwill and indefinite lived intangible assets resulted from our most recent evaluation of goodwill and indefinite lived intangible assets for impairment, which occurred in the fourth quarter of 2011, and no indicators of impairment were identified during the three months ended March 31, 2012. Our next annual impairment assessment will be conducted in the fourth quarter of 2012.

Intangible Assets

We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows that the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in the statement of operations is the amount by which the carrying value of the assets exceeds their fair value, determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. There were no impairments recorded during the three months ended March 31, 2012.

Intangible assets at March 31, 2012 consisted of the following:

	Estimated useful life	Weighted average remaining life	Gross cost	Accumulated amortization	Net
Customer relationships	Up to 10 years	5.7	$98,749	$52,672	$46,077
Technology-based intangible assets	5 years	1.6	2,282	1,371	911
Trade names	indefinite	indefinite	16,100	—	16,100

			$117,131	$54,043	$63,088

Future amortization expense of our intangible assets for the next five years is expected to be as follows:

	Remainder of 2012	2013	2014	2015	2016	2017	Thereafter
Amortization	$10,748	$11,497	$7,571	$5,652	$4,435	$3,425	$3,660

Note 5—Severance, Restructuring and Other Charges, Net

During the three months ended March 31, 2012 we recorded a net expense of $2,804, primarily related to salary continuation related to reductions in workforce.

During the three months ended March 31, 2011 we recorded a net benefit of $126, primarily related to the reversal of lease exit liabilities established in previously vacated locations that were re-occupied and offset by charges related to changes in leadership and management positions within the company.

Severance, restructuring and other charges, net, consist of the following:

	Three Months Ended March 31,
	2012	2011
Severance	$2,455	$557
Lease exit charges (benefits), net	349	(858)
Asset impairment charges	—	172
Transaction related expenses	—	3

Severance, restructuring and other charges, net	$2,804	$(126)

A rollforward of the activity in the Company’s restructuring liabilities, which are included in “other current liabilities”, is as follows:

	Reduction in work-force and severance	Closure of call centers	Total
Balance at December 31, 2011	$1,945	$1,435	$3,380
Expense	2,455	149	2,604
Cash Paid	(2,257)	(270)	(2,527)
Reclassification (1)	—	(462)	(462)

Balance at March 31, 2012	$2,143	$852	$2,995

(1)	During the three months ended March 31, 2012 the Company reclassified $462 from restructuring liabilities to deferred rent liabilities and reduced $200 of market lease assets in connection with restructuring of acquired leases.

Note 6—Equipment and Fixtures, Net

Equipment and fixtures, net, consist of the following:

	March 31, 2012	December 31, 2011
Furniture and fixtures	$15,899	$15,366
Building improvements	48,871	47,870
Computer equipment	55,324	52,560
Software	31,661	30,920
Telecom and other equipment	54,522	54,241
Equipment and fixtures not yet placed in service	2,952	1,577

	$209,229	$202,534
Less: accumulated depreciation	(125,877)	(114,923)

	$83,352	$87,611

Note 7—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following:

	March 31, 2012	December 31, 2011
Compensation related amounts	$26,711	$31,477
Vacation liabilities	14,327	12,534
Medical and dental liabilities	2,573	2,284
Employer taxes	3,805	2,284
Retirement plans	9,539	10,112
Other benefit related liabilities	1,509	1,619

	$58,464	$60,310

Note 8—Other Accrued Expenses and Other Liabilities

Other accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
Professional fees	$4,185	$4,364
Accrued interest	11,543	5,963
Occupancy expense	1,868	1,879
Technology expense	3,079	2,623
Forward exchange contracts	779	3,605
Other accrued expenses	6,937	9,995

	$28,391	$28,429

Other liabilities consist of the following:

	March 31, 2012	December 31, 2011
Lease exit liability	$835	$1,083
Deferred revenue	811	1,397
Market lease reserves	1,252	1,639
Other	1,856	2,132

Total other current liabilities	$4,754	$6,251

Other long-term liabilities consist of the following:

	March 31, 2012	December 31, 2011
Deferred rent	$2,123	$1,755
Accrued income taxes	10,516	10,329
Market lease reserves	751	978
Other	282	755

Total other long-term liabilities	$13,672	$13,817

Note 9—Long-Term Debt and Revolving Credit Facility

Pursuant to an indenture dated as of October 1, 2009 (the “Indenture”), among Stream, certain of our subsidiaries and Wells Fargo Bank, National Association, as trustee, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”) at an initial offering price of 95.454% of the principal amount, the proceeds of which were used to pay off the debt from our Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of January 8, 2009, as amended, with PNC Bank, National Association and other signatories thereto along with debt acquired from EGS. In addition, we and certain of our subsidiaries (collectively, the “Borrowers”) entered into a credit agreement, dated as of October 1, 2009, as amended by the First Amendment to Credit Agreement dated June 3, 2011 and Second Amendment to Credit Agreement dated November 1, 2011 (as amended, the “Credit Agreement”), with Wells Fargo Capital Finance, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Facility”) of up to $100 million, including a $20 million sub-limit for letters of credit. The ABL Facility has a maturity of four years at an interest rate of Wells Fargo’s base rate plus 375 basis points or LIBOR plus 400 basis points at our discretion. We capitalized fees of $7,815 and $3,929 associated with the Notes and the Credit Agreement, respectively, at the inception of these agreements that are being amortized over their respective lives. We amortized $634 of such capitalized fees into expense for the three months ended March 31, 2012.

The ABL facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $20 million. As of March 31, 2012, we had $70,061 available under the ABL Facility. We are in compliance with the financial covenant in the Credit Agreement as of March 31, 2012. Substantially all of the assets of Stream excluding intangible assets secure the Notes and the ABL Facility. See Note 15 for Guarantor Financial Information.

Long-term borrowings consist of the following:

	March 31, 2012	December 31, 2011
Revolving line of credit	$24,771	$44,755
11.25% Senior Secured Notes	200,000	200,000
Other	1,129	1,215

	225,900	245,970
Less: current portion	(533)	(453)
Less: discount on notes payable	(5,305)	(5,743)

Long-term debt	$220,062	$239,774

Minimum principal payments on long-term debt subsequent to March 31, 2012 are as follows:

Total
2012	$409
2013	25,491
2014	200,000
2015	—
2016	—

Total	$225,900

We had Letters of Credit in the aggregate outstanding amounts of $5,167 at both March 31, 2012 and December 31, 2011.

We had $234 and $215 of restricted cash as of March 31, 2012 and December 31, 2011, respectively.

Note 10—Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive income as of March 31, 2012 and March 31, 2011:

	Unrealized gain on forward exchange contracts, net of tax	Cumulative translation adjustment	Accumulated Other Comprehensive Income (Loss)
Beginning balance December 31, 2011	$(2,406)	$(10,026)	$(12,432)
Current period other comprehensive income	2,662	2,131	4,793

Ending balance March 31, 2012	$256	$(7,895)	$(7,639)

	Unrealized gain on forward exchange contracts, net of tax	Cumulative translation adjustment	Accumulated Other Comprehensive Income (Loss)
Beginning balance December 31, 2010	$5,358	$(6,465)	$(1,107)
Current period other comprehensive income	(394)	4,409	4,015

Ending balance March 31, 2011	$4,964	$(2,056)	$2,908

The following table summarizes activity in other comprehensive income related to forward exchange contracts held by the Company during the three months ended March 31, 2012:

	March 31, 2012	March 31, 2011
Change in fair value of forward exchange contracts	$2,031	$1,434
Adjustment for net gains/losses realized and included in net income	631	(1,828)

Change in unrecognized gains/losses on forward exchange contracts	$2,662	$(394)

Note 11—Income Taxes

The domestic and foreign source component of income (loss) before taxes is as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Total US	$(2,951)	$(10,311)
Total Foreign	3,356	9,281

Total	$405	$(1,030)

The provisions for income taxes for the three months ended March 31, 2012 and 2011 relate primarily to the foreign source component of income (loss) before tax. Our operations in countries outside the United States are generally taxed at lower statutory rates and also benefit from tax holidays. Foreign tax expense for the three months ended March 31, 2011 was impacted by previously unrecognized benefit related to the receipt of a tax refund in a foreign jurisdiction.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign tax jurisdictions. We operate in a number of international tax jurisdictions and are subject to audits of income tax returns by tax authorities in those jurisdictions. We have open audit periods beginning after 2002 through the current period in various jurisdictions and are currently under audit in India, Canada, Italy, and Philippines.

Internal Revenue Code Section 382 could limit the amount of US tax attributes (Net operating loss carry forwards and tax credits) that can be utilized annually to offset future taxable income based on certain cumulative changes in the ownership interests of stockholders. The Company is in the process of evaluating the extent of these limitations, if any, that could exist. However, in the event it is ultimately determined that an ownership change has occurred, the Company does not expect any impact on its tax provision for the quarter.

As of March 31, 2012 and December 31, 2011, the liability for unrecognized tax benefits (including interest and penalties) was $10,508 and $10,349, respectively, and was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is $1,599 for both the three months ended March 31, 2012 and for the year ended December 31, 2011 of un-benefitted tax losses, which would be realized if the related uncertain tax positions were settled. As of December 31, 2011, we had reserved $2,423 for accrued interest and penalties, which increased to $2,768 as of March 31, 2012. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. The total amount of net unrealized tax benefits that would affect income tax expense, if ever recognized in our consolidated financial statements, is $8,909. This amount includes interest and penalties of $2,768. We estimate that within the next 12 months, our unrecognized tax benefits, and interest and penalties, could decrease as a result of settlements with taxing authorities or the expiration of the statute of limitations by $455 and $301, respectively.

Note 12—Stock Options

The 2008 Stock Incentive Plan (the “Plan”) provides for the grant of incentive and nonqualified stock options. The Plan has authorized grants of up to 10,000 shares of common stock at an exercise price of not less than 100% of the fair value of the common stock at the date of grant. The Plan provides that the options shall have terms not to exceed ten years from the grant date. During the three months ended March 31, 2012 and 2011, we granted options to purchase 160 and 770, respectively, shares of our common stock to our employees. Generally, the options vest over a five-year period.

During the three-month period ended March 31, 2012 and 2011, 323 and 320, respectively, stock option grants were vested, zero were exercised, and 504 and 392, respectively, were forfeited.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Option term (years)	6.380	6.380
Volatility	71.89%	63.71% - 67.88%
Risk-free interest rate	1.14 – 1.19%	2.38 – 2.47%
Dividend yield	0%	0%
Weighted-average grant date fair value per option granted	$1.74	$1.86

The option term was calculated under the simplified method for all option grants issued during the quarters ended March 31, 2012 and 2011, as we do not have a long history of granting options. The volatility assumption is based on a weighted average of the historical volatilities for the company and its peer group. The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term in options.

Stock options under the Plan during the three months ended March 31, 2012 were as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2011	5,438	$5.86	—	7.56
Granted	160	6.00	$1.74
Exercised	—	—
Forfeited or canceled	504	5.80

Outstanding at March 31, 2012	5,094	$5.87		7.11

At March 31, 2012, we had stock options to purchase 1,490 shares that were exercisable. The weighted-average exercise price of options currently exercisable is $6.04 at March 31, 2012. The weighted average remaining contractual term of options currently exercisable is 4.93 years at March 31, 2012. The total fair value of options vested during the three months ended March 31, 2012 was $719. There are 4,154 shares outstanding, vested, and expected to vest (including forfeiture adjusted unvested shares) with a weighted average exercise price of $5.91 and a weighted average remaining contractual term of 6.73 years.

For the three months ended March 31, 2012 and 2011, we recognized net stock compensation expense of $557 and $642, respectively, for the stock options in the table above.

As of March 31, 2012 and December 31, 2011, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, were both zero. The aggregate intrinsic value of the shares of exercisable stock at March 31, 2012 and December 31, 2011 were both zero.

As of March 31, 2012 and December 31, 2011, there was $4,199 and $5,196, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.34 years from issue date.

Restricted stock award activity during the three months ended March 31, 2012 was as follows:

	Number of Shares	Weighted average Grant- Date Fair Value
Unvested December 31, 2011	81	$6.34
Granted	—	—
Vested	10	6.11
Forfeited	60	6.12

Unvested March 31, 2012	11	$7.85

For the three months ended March 31, 2012 and 2011, we recognized net compensation expense of $38 and $103, respectively, for the restricted stock awards. Restricted stock awards vest either quarterly over four years for grants in 2008 or semi-annually over five years for grants after 2008.

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

In February 2009, Stream International (NI) Limited (“Stream NI”) exercised its right to terminate its lease for certain premises in Northern Ireland and vacated such premises on or prior to the termination date of December 31, 2009. In June 2010, the landlord, Peninsula High-Tech Limited (the “Landlord”), commenced proceedings against Stream NI in the High Court of Justice in Northern Ireland alleging that the termination right under the lease was not validly exercised because Stream NI failed to reasonably perform and observe the covenants and conditions of the lease, and therefore such lease remains in subsistence and that the rent and service charges continue to accrue. If successful in its proceedings, the Landlord will have claims against Stream NI for unpaid rent and service charges for the entire five years remaining under the lease, an aggregate of approximately $3,803, or until such time as another tenant enters into occupation of the premises. Stream NI has refuted the allegations and intends to vigorously defend against the claims asserted by the Landlord.

Note 14—Geographic Operations and Concentrations

We operate in one operating segment and provide services primarily in two regions: “Americas”, which includes the United States, Canada, the Philippines, India, China, Costa Rica, Nicaragua, the Dominican Republic, and El Salvador; and “EMEA”, which includes Europe, the Middle East, and Africa.

The following table presents geographic information regarding our operations:

	Three Months Ended March 31,
	2012	2011
Revenues:
Americas
United States	$48,971	$52,879
Philippines	52,180	45,346
Canada	29,367	32,249
Others	28,180	23,789

Total Americas	$158,698	$154,263
EMEA	56,841	58,428

	$215,539	$212,691

	March 31, 2012	December 31, 2011
Total assets:
Americas	$525,271	$546,906
EMEA	72,916	71,128

	$598,187	$618,034

We derive significant revenues from three clients. At March 31, 2012, three of our largest clients by revenue are global technology companies. The percentage of revenue for each of these clients is as follows:

	Three Months Ended March 31,
	2012	2011
Microsoft	10%	9%
Dell	10%	14%
Hewlett Packard	9%	10%

Related accounts receivable from these three clients were 4%, 13% and 9%, respectively, of our total accounts receivable at March 31, 2012.

Note 15—Guarantor Financial Information

The Notes are guaranteed by the Company, along with certain of our wholly owned subsidiaries. Such guaranties are full, unconditional and joint and several. Condensed consolidating financial information related to the Company, our guarantor subsidiaries and our non-guarantor subsidiaries as of March 31, 2012 are reflected below:

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$187,036	$28,503	$—	$215,539
Intercompany	—	20,545	92,387	(112,932)	—

	—	207,581	120,890	(112,932)	215,539
Direct cost of revenue
Customers	—	55,789	68,327		124,116
Intercompany	—	102,477	10,455	(112,932)	—

	—	158,266	78,782	(112,932)	124,116
Gross Profit	—	49,315	42,108	—	91,423
Operating expenses	673	42,988	40,042	—	83,703
Non-operating expenses	7,539	(1,563)	1,339	—	7,315
Equity in Earnings of Subsidiaries	(7,557)	—	—	7,557	—

Income (loss) before income taxes	(655)	7,890	727	(7,557)	405

Provision (benefit) for income taxes	—	(1,596)	2,656	—	1,060

Net income (loss)	$(655)	$9,486	$(1,929)	$(7,557)	$(655)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended March 31, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$(655)	$9,486	$(1,929)	$(7,557)	$(655)
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	2,662	1,430	1,232	(2,662)	2,662
Change in cumulative translation adjustment	2,131	1,879	252	(2,131)	2,131

Comprehensive income (loss)	$4,138	$12,795	$(445)	$(12,350)	$4,138

Condensed Consolidating Balance Sheet

As of March 31, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$7,283	$10,551	$—	$17,840
Accounts receivable, net	—	143,300	19,213	—	162,513
Other Current Assets	2,685	17,031	7,474	—	27,190

Total current assets	2,691	167,614	37,238	—	207,543
Equipment and fixtures, net and other assets	3,421	48,890	48,496	—	100,807
Investment in Subsidiaries	445,868	74,283	17	(520,168)	—
Goodwill and intangible assets, net	—	178,760	111,077	—	289,837

Total assets	$451,980	$469,547	$196,828	$(520,168)	$598,187

Liabilities and Stockholders’ Equity
Current liabilities	$11,747	$45,453	$62,065	$—	$119,265
Intercompany payable (receivable)	2,600	1,769	(4,369)	—	—
Long-term liabilities	219,467	33,419	7,870	—	260,756
Total shareholders’ equity (deficit)	218,166	388,906	131,262	(520,168)	218,166

Total liabilities and stockholders’ equity	$451,980	$469,547	$196,828	$(520,168)	$598,187

Condensed Statements of Cash Flows

For the three months ended March 31, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(840)	$11,695	$9,874	$—	$20,729
Cash flows from investing activities:
Investment in subsidiaries	—	—	—	—	—
Additions to equipment and fixtures, net	—	(3,192)	(3,159)	—	(6,351)

Net cash used in investing activities	—	(3,192)	(3,159)	—	(6,351)

Cash Flows from financing activities:
Net repayments on line of credit	(19,984)	—	—	—	(19,984)
Net repayments on long term debt	—	(63)	(24)	—	(87)
Net repayments on capital leases	—	(2,294)	(277)	—	(2,571)
Net intercompany	20,835	(17,202)	(3,633)	—	—
Tax payments for withholding on restricted stock	(11)	—	—	—	(11)

Net cash provided by financing activities	840	(19,559)	(3,934)	—	(22,653)
Effect of exchange rates on cash and cash equivalents	—	5,858	(4,329)	—	1,529

Net decrease in cash and cash equivalents	—	(5,198)	(1,548)	—	(6,746)

Cash and cash equivalents, beginning of period	6	12,481	12,099	—	24,586

Cash and cash equivalents, end of period	$6	$7,283	$10,551	$—	$17,840

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “intend,” “plan,” target,” “goal,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012.

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

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to compute income tax expense in each jurisdiction in which we operate. This process requires us to project our current tax liability and estimate our deferred tax assets and liabilities, including net operating loss and tax credit carryforwards. We also continually assess the need for a valuation allowance against deferred tax assets under the “more-likely-than-not” criteria. As part of this assessment, we have considered our recent operating results, future taxable income projections, and all prudent and feasible tax planning strategies.

As of March 31, 2012 and 2011 we maintained a full valuation allowance against our deferred tax assets in certain countries including the United States. We currently do not have sustained profitability sufficient to support a conclusion that a valuation allowance is not required.

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

Interest and penalties relating to income taxes and uncertain tax positions are accrued net of tax in “Provision for income taxes”.

In the future, our effective tax rate could be adversely affected by several factors, many of which are outside our control. Our effective tax rate is affected by the proportion of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. Further, we are subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations. We estimate our annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods.

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

Contingencies

We consider the likelihood of various loss contingencies, including non-income tax and legal contingencies arising in the ordinary course of business, and our ability to reasonably estimate the range of loss in determining loss contingencies. An estimated loss contingency is accrued in accordance with the authoritative guidance when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such accruals should be adjusted.

Derivatives and Hedging

We enter into foreign exchange forward contracts to reduce our exposure to foreign currency exchange rate fluctuations that are associated with forecasted expenses in non-functional currencies. Upon proper qualification, these contracts are accounted for as cash flow hedges.

All derivative financial instruments are reported in the accompanying Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss)”, to the extent they are deemed effective. Based on the criteria established by current accounting standards, all of our cash flow hedge contracts are deemed to be highly effective. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Direct cost of revenue”.

We also enter into fair value derivative contracts to reduce our exposure to foreign currency exchange rate fluctuations associated with changes in asset and liability balances. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in “Other income (expense),” net in the accompanying Consolidated Statements of Operations.

While we expect that our derivative instruments designated as cash flow hedges will continue to be highly effective and in compliance with applicable accounting standards, if our cash flow hedges did not qualify as highly effective or if we determine that forecasted transactions will not occur, the changes in the fair value of the derivatives used as cash flow hedges would be reflected currently in “Other income (expense),” net in the accompanying Consolidated Statement of Operations.

Goodwill and Other Intangible Assets

In accordance with the authoritative guidance, goodwill is reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. We operate in one reporting unit, which is the basis for impairment testing of all goodwill. As more than 90% of our common stock is indirectly owned by Ares, EGS Dutchco and NewBridge, who collectively appoint the majority of our Board of Directors, our stock is thinly traded. Accordingly, we utilize internally developed models to estimate our expected future cash flows in connection with our estimate of fair value of the reporting unit in the evaluation of goodwill. The key assumptions in our model consist of numerous factors including the discount rate, terminal value, growth rate and the achievability of our longer term financial results. Intangible assets with a finite life are recorded at cost and amortized using their projected cash flows over their estimated useful life. Client lists and relationships are amortized over periods up to ten years, market adjustments related to facility leases are amortized over the term of the respective lease and developed software is amortized over five years. Brands and trademarks are not amortized as their life is indefinite. In accordance with the authoritative guidance, indefinite lived intangible assets are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired.

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

We generate revenue and incur expenses in several different currencies. We do not operate in any countries subject to hyper-inflationary accounting treatment. Our most common transaction currencies are the U.S. Dollar, the Euro, the Canadian Dollar, Philippine Peso and the Indian Rupee. Our customers are most commonly billed in the U.S. Dollar or the Euro. We translate our results from functional currencies to U.S. Dollars using the average exchange rates in effect during the accounting period.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update, Accounting Standards Update (“ASU”) No. 2011-08, to existing standards on Intangibles – Goodwill and Other (Accounting Standards Codification (“ASC”) Topic 350). ASU No. 2011-08 was issued to simplify the testing of goodwill for impairment by allowing an optional qualitative factors test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test already included in ASC Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill tests performed for fiscal years ending after December 15, 2011. We adopted this standard on January 1, 2012 and it did not have a significant impact on our consolidated financial statements or results of operations.

Results of Operations

Three months ended March 31, 2012 compared with three months ended March 31, 2011

Revenue. Revenues increased $2.8 million, or 1.3%, to $215.5 million for the three months ended March 31, 2012, compared to $212.7 million for the three months ended March 31, 2011. The increase is primarily attributable to expansion with existing clients partially offset by approximately $1.9 million due to fluctuations in currency exchange rates.

Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, Costa Rica, the Dominican Republic, China, Nicaragua, Tunisia and Egypt increased $12.2 million, or 14.6%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 due to higher client volumes. Revenues in our offshore service centers represented 44.5% of consolidated revenues for the three months ended March 31, 2012, compared to 39.4% in the same period in 2011. Revenues for services performed in our United States and Canadian service centers decreased $6.8 million, or 8.0%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This decrease is primarily attributed to volume shifting to offshore locations. Revenues for services performed in European service centers decreased $2.6 million, or 5.9%, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This decrease is attributable to the weakening of the Euro relative to the U.S. Dollar which resulted in approximately $1.9 million lower revenue in the first quarter of 2012 on a constant currency basis and shifting volume to offshore locations.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $2.1 million, or 1.8%, to $124.1 million for the three months ended March 31, 2012, compared to $122.0 million for the three months ended March 31, 2011. The increase is primarily attributable to the payroll-related costs to service higher client volumes.

Gross Profit. Gross profit increased $0.7 million, or 0.8%, to $91.4 million for the three months ended March 31, 2012 from $90.7 million for the three months ended March 31, 2011. Gross profit as a percentage of revenue was 42.4% and 42.7% for the three months ended March 31, 2012 and 2011, respectively.

Operating Expenses. Operating expenses consists of selling, general and administrative expense, severance, restructuring and other charges, net and depreciation and amortization expense. Operating expenses increased $0.4 million, or 0.5%, to $83.7 million for the three months ended March 31, 2012, compared to $83.3 million for the three months ended March 31, 2011. Operating expenses as a percentage of revenues decreased to 38.8% for the three months ended March 31, 2012 compared to 39.1% for the three months ended March 31, 2011, primarily as a result of higher revenue.

Selling, general and administrative expense decreased 3.6%, from $68.8 million for the three months ended March 31, 2011 to $66.3 million for the three months ended March 31, 2012. Selling, general and administrative expense as a percentage of revenue was 30.8% and 32.3% for the three months ended March 31, 2012 and 2011, respectively. The decrease in selling, general and administrative expense is the result of profit improvement initiatives that were completed in the second half of 2011.

Severance, restructuring and other charges were a charge of $2.8 million and a benefit of $0.1 million for the three months ended March 31, 2012 and 2011, respectively. The charge in 2012 primarily relates to salary continuation expense of approximately $2.5 million related to non-agent severance and management’s decision to exit locations and eliminate un-profitable programs, and approximately $0.3 million related to lease exit reserves. The benefit in 2011 related to the reversal of previously recorded lease exit costs partially offset by severance costs.

Depreciation and amortization expense was $14.6 million for both the three months ended March 31, 2012 and 2011. Depreciation expense increased as a result of investments in technology and infrastructure in 2011 and amortization expense decreased per the scheduled step down.

Other Expenses, Net. Other expenses, net include interest expense and foreign currency gains and losses. Other expenses, net decreased $1.2 million, or 14.0%, to $7.3 million for the three months ended March 31, 2012, compared to $8.5 million for the three months ended March 31, 2011.

Interest expense was $7.6 million and $7.3 million for the three months ended March 31, 2012 and 2011, respectively.

Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the three months ended March 31, 2012, we recorded a foreign currency gain of $0.3 million versus a loss of $1.2 million for the comparable period in the prior year. The majority of our foreign currency losses in the quarter ended March 31, 2011 related to unrealized losses in the revaluation of certain intercompany and other balance sheet accounts which were denominated in currencies other than the functional currency.

Provision for Income Taxes. Income taxes were $1.1 million for both the three months ended March 31, 2012 and 2011. Foreign tax expense, where we generally have taxable income, was $0.8 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2011, we recorded a $0.9 million tax benefit related to a tax refund from a foreign jurisdiction relating to a prior year tax matter. In the United States, we recorded a tax expense of $0.3 million primarily as a result of state taxes and interest from uncertain tax positions. We operate in a number of countries outside the United States where we are generally taxed at lower statutory rates than the United States and also benefit from tax holidays in some foreign locations.

Internal Revenue Code Section 382 could limit the amount of US tax attributes (Net operating loss carry forwards and tax credits) that can be utilized annually to offset future taxable income based on certain cumulative changes in the ownership interests of stockholders. The Company is in the process of evaluating the extent of these limitations, if any, that could exist. However, in the event it is ultimately determined that an ownership change has occurred, the Company does not expect any impact on its tax provision for the quarter.

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

We made capital expenditures (including amounts financed under capital leases) of $6.5 million in the three months ended March 31, 2012 as compared to $6.2 million for the three months ended March 31, 2011. We expect to continue to make capital expenditures to build new service centers, upgrade existing service centers, meet new contract requirements and maintain and upgrade our infrastructure.

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

In October 2009, Stream, Stream Holdings Corporation, Stream International, Inc., Stream New York, Inc., Stream Global Solutions-US, Inc., Stream Global Solutions-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V., Stream International Service Europe B.V., and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”), entered into a Credit Agreement, as amended by the First Amendment to Credit Agreement dated June 3, 2011 and Second Amendment to Credit Agreement dated November 1, 2011, with Wells Fargo Capital Finance, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders (the “Credit Agreement”), providing for the revolving credit financing (the “ABL Facility”) of up to $100.0 million, including a $20.0 million sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The ABL Facility has a term of four years at an interest rate of Wells Fargo’s base rate plus 375 basis points or LIBOR plus 400 basis points at our discretion. The ABL Facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $20.0 million. At March 31, 2012, we had $70.1 million available under the ABL Facility. We were in compliance with the financial covenant as of March 31, 2012.

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of March 31, 2012, we had approximately $5.2 million of these letters of credit in place under our ABL Facility. The obligations under the letters of credit decline annually as the underlying obligations are satisfied.

Unrestricted cash and cash equivalents totaled $17.6 million for the three months ended March 31, 2012 which is a $7.0 million decrease compared to $24.6 million for the three months ended March 31, 2011. A substantial portion of our cash and cash equivalents is located in foreign countries and may be subject to foreign withholding taxes if repatriated to the United States.

Working capital decreased $23.3 million to $88.3 million for the three months ended March 31, 2012, compared to $111.6 million for the three months ended March 31, 2011 primarily due to improved collections of accounts receivable and a lower net asset fair value on our forward exchange contracts.

Net cash provided by operating activities totaled $20.7 million for the three months ended March 31, 2012, a $6.1 million decrease from the $26.8 million provided by operations for the three months ended March 31, 2011 attributed to a non-recurring improvement in days sales outstanding during the three months ended March 31, 2011 and higher performance-based incentive compensation payments during the three months ended March 31, 2012.

Net cash used in investing activities totaled $6.4 million for the three months ended March 31, 2012 which is a $1.3 million increase from the $5.1 million used in the period ended March 31, 2011. The increase is due to higher capital expenditures to support the growth in our business in 2012.

Net cash used in financing activities totaled $22.7 million for the three months ended March 31, 2012, a $5.7 million increase from the $17.0 million of cash used in financing activities for the period ended March 31, 2011. The change was primarily due to an increase in net repayments on our ABL Facility line of credit of $5.5 million.

Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. dollars or vice versa, and generally mature in one to 18 months. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $218.2 million as of March 31, 2012 and $227.1 million as of March 31, 2011.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments bear interest at variable rates. At March 31, 2012, we had outstanding borrowings under variable rate debt agreements that totaled approximately $26.3 million. A hypothetical 1% increase in the interest rate would have increased interest expense by approximately $0.3 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our variable rate borrowings reflects fair value due to their short-term and variable interest rate features.

We had no outstanding interest rate derivatives covering interest rate exposure at March 31, 2012.

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

The following summarizes the relative (weakening)/strengthening of the U.S. Dollar against the local currency during the years presented:

	Three Months Ended March 31,
	2012	2011
U.S. Dollar vs. Canadian Dollar	(2.2%)	(2.8%)
U.S. Dollar vs. Euro	(3.0%)	(5.7%)
U.S. Dollar vs. Indian Rupee	(4.5%)	0.4%
U.S. Dollar vs. Philippine Peso	(1.9%)	(1.3%)
U.S. Dollar vs. U.K. Pound Sterling	(3.5%)	(3.6%)

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

Given the significance of our foreign operations and the potential volatility of certain of these currencies versus the U.S. Dollar, we use forward purchases of Philippine Peso, Canadian Dollars, Euros and Indian Rupees to minimize the impact of currency fluctuations. As of March 31, 2012, we had entered into forward contracts with financial institutions to acquire the following currencies:

Currency	Notional Value (in thousands)	USD Equivalent (in thousands)	Highest Rate	Lowest Rate
Philippine Peso	5,961,591	137,806	44.61	42.70
Canadian Dollar	62,650	62,620	1.05	0.98
Indian Rupee	614,500	11,771	56.40	46.19
Euro	4,500	6,001	1.33	1.33

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

(a) Disclosure Controls and Procedures

Our Chief Executive Officer, Kathryn V. Marinello, and our Interim Chief Financial Officer, Michael Henricks (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of March 31, 2012 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Stream in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In February 2009, Stream International (NI) Limited (“Stream NI”) exercised its right to terminate its lease for certain premises in Northern Ireland and vacated such premises on or prior to the termination date of December 31, 2009. In June 2010, the landlord, Peninsula High-Tech Limited (the “Landlord”), commenced proceedings against Stream NI in the High Court of Justice in Northern Ireland alleging that the termination right under the lease was not validly exercised because Stream NI failed to reasonably perform and observe the covenants and conditions of the lease, and therefore such lease remains in subsistence and that the rent and service charges continue to accrue. If successful in its proceedings, the Landlord will have claims against Stream NI for unpaid rent and service charges for the entire five years remaining under the lease, an aggregate of approximately $3,803, or until such time as another tenant enters into occupation of the premises. Stream NI has refuted the allegations and intends to vigorously defend against the claims asserted by the Landlord.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. As of March 31, 2012, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2011, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Our Compensation Committee previously approved the payment of applicable tax withholding on the vesting of restricted stock and restricted stock units held by certain members of our senior management team through the surrender by such shareholders and the repurchase by us of that number of the vested shares or units equal to the total tax withholding obligations divided by the fair market value of our common stock on the trading day preceding the vesting date. Such repurchases by us occurred in January 2012 and were not made pursuant to a publicly announced repurchase program.

The aggregate number of shares repurchased by us pursuant to these arrangements is set forth in the table below.

Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that may yet be Purchased under the Plans or Programs
January 2012
(January 1, 2012 – January 31, 2012)	3,528	$3.10	—	—
February 2012
(February 1, 2012 – February 29, 2012)	—	—	—	—
March 2012
(March 1, 2012 – March 31, 2012)	—	—	—	—

Total	3,528		—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

We are filing as part of this Report the Exhibits listed in the Exhibit Index following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAM GLOBAL SERVICES, INC.

April 25, 2012	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello Chairman, Chief Executive Officer and President (Principal Executive Officer)

April 25, 2012	By:	/s/ Michael Henricks
Michael Henricks Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	Letter Amendment to Employment Agreement, dated as of March 14, 2012, between Gregory Hopkins and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 19, 2012 (File No. 001-33739) and incorporated herein by reference).

10.2*	2012 Management Incentive Plan (MIP) – Corporate SG&A for Managers and Above effective January 1, 2012. (Portions of this exhibit have been omitted pursuant to our request for confidential treatment. Omitted portions filed separately with the SEC)

10.3*	EVP Global Sales Compensation Plan. (Portions of this exhibit have been omitted pursuant to our request for confidential treatment. Omitted portions filed separately with the SEC).

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.