Form 10-K/A
period 2011-12-31
Stream Global Services, Inc.
filed 2012-04-27
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

There were 75,965,439 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding as of April 23, 2012 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

None.

STREAM GLOBAL SERVICES, INC.

2011 FORM 10-K/A ANNUAL REPORT

i

EXPLANATORY NOTE

On February 29, 2012, Stream Global Services, Inc. (“we,” “us,” “Stream,” the “Company” or “SGS”) filed its Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 to Form 10-K (this “Amendment”) on Form 10-K/A, which amends and restates the items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K because the required disclosure will not be provided in a definitive proxy statement.

This Form 10-K/A amends only information in Part III, Item 10. (Directors, Executive Officers and Corporate Governance), Item 11. (Executive Compensation), Item 12. (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13. (Certain Relationships and Related Transactions, and Director Independence), Item 14. (Principal Accounting Fees and Services) and Part IV, Item 15. (Exhibits, Financial Statement Schedules). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended information, this Amendment does not amend, update or change any other information presented in the Original Filing. Those sections of the Original Filing that are unaffected by this Amendment are not included herein. This Amendment continues to speak only as of the date of the Original Filing and it has no impact on the Company’s previously reported audited financial statements and notes thereto as of December 31, 2011. Furthermore, except to the extent stated herein, we have not updated the information in the Original Filing and this Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in the Original Filing, as amended hereby. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and principal financial officer, filed as exhibits hereto.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

INFORMATION ABOUT OUR DIRECTORS

Information concerning our directors as of April 23, 2012 is set forth below, including age, period of service as a director of Stream and committees of our Board on which he or she serves, principal occupation and business experience during the past five years and the names of other publicly held companies of which he or she serves as a director. Our directors were elected to our Board of Directors in accordance with the Stockholders Agreement, dated as of October 1, 2009 (the “Stockholders Agreement”), among Stream, Ares Corporate Opportunities Fund II, L.P. (“Ares”), NewBridge International Investment Ltd. (“NewBridge”) and EGS Dutchco B.V. (“EGS” and together with NewBridge, the “EGS Stockholders;” Ares, NewBridge and EGS are referred to as the “Ares Significant Investor,” the “Ayala Significant Investor” and the “PEP Significant Investor,” respectively, and are referred to collectively as the “Significant Investors”). Our directors are elected to serve until our next annual meeting of stockholders and the election of his or her successor, or until his or her earlier resignation, removal or death. Information about the number of shares of common stock beneficially owned by each director appears below in the section titled, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Also see the section below titled, “Certain Relationships and Related Transactions.” There are no family relationships among any of the directors and Named Executive Officers of Stream.

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships

Kathryn Marinello Chairman of the Board, Chief Executive Officer and President	55	August 2010	Kathryn Marinello has served as Chairman of the Board of Directors, Chief Executive Officer and President since August 2010. She was elected to our Board of Directors pursuant to the Stockholders Agreement. Prior to joining Stream, Ms. Marinello served as Chairman of the Board, Chief Executive Officer and President of Ceridian Corporation, a human resources outsourcing company, from September 2006 to January 2010. Prior to joining Ceridian, from January 1997 to September 2006, Ms. Marinello held several senior roles at General Electric Company, most recently as the Chief Executive Officer and President of the Fleet Commercial Finance organization. Ms. Marinello has served on the board of directors of the General Motors Company, an automobile manufacturer, since 2007. We believe Ms. Marinello’s qualifications to serve on our Board of Directors include her extensive leadership experience as the Chairman of Ceridian, a business process outsourcing company where, during her tenure, she substantially improved the company’s customer satisfaction and employee engagement.

Alfredo I. Ayala Vice Chairman of the Board Compensation Committee	51	October 2009	Alfredo I. Ayala has served as Vice Chairman of our Board of Directors since October 2009. Mr. Ayala was elected to our Board of Directors in accordance with the Stockholders Agreement pursuant to his designation by the Ayala Significant Investor and the

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships

			PEP Significant Investor. Since 2006, Mr. Ayala has served as a Managing Director and member of the Management Committee of Ayala Corporation, as well as the Chief Executive Officer of LiveIt Investments Ltd., the BPO investment arm of Ayala Corporation. From February 2004 to December 2009, he served as Chairman of the Board of eTelecare Global Solutions, Inc., which merged with Stream in October 2009. Mr. Ayala currently serves on the board of directors of NewBridge International Investments Ltd., Integreon, Inc., Affinity Express, Inc. and HRMall, Inc., and, since 2006, he has been the Chairman of the Business Process Outsourcing Association of the Philippines (“BPAP”), a not-for-profit industry organization. We believe Mr. Ayala’s qualifications to serve on our Board of Directors include his extensive leadership experience in the BPO industry, most notably his tenures as the Chairman of the Board of eTelecare and the Chairman of BPAP.

G. Drew Conway Audit Committee	54	July 2007	G. Drew Conway has served as a member of our Board of Directors since July 2007. He was elected to our Board of Directors pursuant to the Stockholders Agreement. Since April 2006, Mr. Conway has served as the Chief Executive Officer and President of Sagent Partners, LLC, a consulting firm providing strategic IT solutions to government prime contractors and agencies. He also serves as the Chief Executive Officer and President of Sagent Healthstaff LLC, a healthcare-staffing company that he founded in September 2002. Prior to Sagent, Mr. Conway served as Chairman of the Board and Chief Executive Officer of Renaissance Worldwide, Inc., a publicly traded global provider of business and technology consulting services. Mr. Conway serves on the Boards of Directors of Sagent Healthstaff, Sagent Partners, Oasys International Corp., a private IT consulting firm, and NurseRecruiter.com, a privately held nurse recruiting online portal. We believe Mr. Conway’s qualifications to serve on our Board of Directors include his more than 20 years of experience as a chief executive officer and director of global strategy and IT service companies.

Matthew Cwiertnia	40	June 2010	Matthew Cwiertnia has served as a member of our Board of Directors since June 2010. He was elected to our Board of Directors in accordance with the Stockholders Agreement pursuant to a designation by the Ares Significant Investor. Mr. Cwiertnia is a Senior Partner in the Private Equity Group of Ares

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships

			Management LLC, an alternative asset investment management firm. Prior to joining Ares Management in April 2005, Mr. Cwiertnia worked in the Financial Sponsors Group at Credit Suisse First Boston providing advisory and financing services to financial sponsors and their portfolio companies. Prior to Credit Suisse First Boston, Mr. Cwiertnia was an investment banker with Jefferies & Co. Inc. in the Leveraged Finance Group primarily focused on high yield debt financings and restructurings. Mr. Cwiertnia currently serves on the Boards of Directors of Orchard Supply Hardware Stores Corporation, a public company, and Sotera Defense Solutions, Inc., a privately held national security technology company. Mr. Cwiertnia also serves on the Investment Committee, Finance Committee and Board of Governors of The UCLA Foundation, which manages approximately $1 billion in endowed assets. We believe that Mr. Cwiertnia’s qualifications to serve on our Board of Directors include his over 15 years of experience in investment banking and private equity.

Paul G. Joubert, CPA Audit Committee, Chairman	64	July 2008	Paul G. Joubert has served as a member of our Board of Directors since July 2008 after his retirement in June 2008 from PricewaterhouseCoopers LLP, or PWC, an international accounting firm that he joined in 1971. He was elected to our Board of Directors pursuant to the Stockholders Agreement. Mr. Joubert is the Chairman of our Audit Committee and also our Audit Committee financial expert. Mr. Joubert also serves on the Board of Directors of Ares Commercial Real Estate Corporation. Mr. Joubert is the Founding Partner of EdgeAdvisors, a privately held management consulting organization, a position he has held since June 2008. During his tenure at PWC, Mr. Joubert served as a Partner in the firm’s Assurance practice and led its Technology, InfoCom and Entertainment practice for the Northeast region of the United States. Prior to that, he served as Partner-in-Charge of PWC’s Northeast Middle Market Group and Chief of Staff to the Vice-Chairman of PWC’s domestic operations. Mr. Joubert previously served on the Board of Directors of Phaseforward, a publicly traded company that was acquired by Oracle, from May 2009 to September 2010, and the Board of Directors of the Massachusetts Innovative Technology Exchange. Mr. Joubert also currently serves on the Board of Overseers of the Boston Museum of Science and has been involved with the National Association of Corporate Directors, the National Council for Northeastern

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships

			University and the American Institute for Certified Public Accountants. We believe Mr. Joubert’s qualifications to serve on our Board of Directors include his more than 40 years of experience in finance and accounting.

David B. Kaplan Compensation Committee, Chairman	44	August 2008	David B. Kaplan has served as a member of our Board of Directors since August 2008. He was elected to our Board of Directors in accordance with the Stockholders Agreement pursuant to a designation by the Ares Significant Investor. Mr. Kaplan is a Senior Partner of Ares Management LLC, where he serves on the Executive Committee. Prior to joining Ares in April 2003, Mr. Kaplan was a Senior Principal at Shelter Capital Partners, LLC from June 2000 to April 2003. From 1991 to 2000, Mr. Kaplan was affiliated with, and a Senior Partner of, Apollo Management, L.P. and its affiliates. Prior to Apollo, Mr. Kaplan was a member of the investment banking department of Donaldson, Lufkin & Jenrette Securities Corp. Mr. Kaplan has served on the Board of Directors of Orchard Supply Hardware Stores Corporation since November 2005, the Board of Directors of GNC Holdings, Inc. since March 2007, the Board of Directors of Floor and Décor Outlets of America, Inc., since November 2010 and the Board of Directors of 99¢ Only Stores since January 2012. Mr. Kaplan also currently serves on the Board of Governors of Cedars-Sinai Medical Center and serves on the Los Angeles Advisory Council to the University of Michigan, and is a Trustee of the Center for Early Education and the Marlborough School. We believe that Mr. Kaplan’s qualifications to serve on our Board of Directors include his over 20 years of experience in investment banking and private equity, and serving on the board of directors of other companies.

Peter D. Maquera	50	March 2012	Peter D. Maquera has served as a member of our Board of Directors since March 2012 and previously served from July 2010 through March 2011. He was elected to our Board in accordance with the Stockholders Agreement pursuant to a designation by the Ayala Significant Investor and the PEP Significant Investor. Mr. Maquera serves as Deputy CEO of LiveIt Investments Ltd., the BPO investment arm of Ayala Corporation. He served as Chief Executive Officer of SPi Technologies, a business process outsourcing corporation, from May 2003 through January 2010. He has served on the Board of Directors of LiveIt Investments since July 2010, of Affinity Express since

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships

			July 2010 and of IQ Back Office since May 2011. We believe that Mr. Maquera’s qualifications to serve on our Board of Directors include his more than 20 years of experience in various professions, including management consulting, mergers and acquisitions and operations, as well as his years of experience in the BPO industry.

R. Davis Noell Nominating Committee	33	October 2009	R. Davis Noell has served as a member of our Board of Directors since October 2009. He was elected to our Board of Directors in accordance with the Stockholders Agreement pursuant to a designation by the Ayala Significant Investor and the PEP Significant Investor. Mr. Noell is a Principal of Providence Equity Partners. Prior to joining Providence in 2003, Mr. Noell was an analyst in Deutsche Bank’s media investment banking group. Mr. Noell has also served on the Board of Directors of Altegrity Inc., a privately held security and information technology services company, since November 2010, and of GLM LLC, a privately held producer and marketer of tradeshows serving the retail industry. From December 2008 to September 2009, he served on the Board of Directors of eTelecare Global Solutions, Inc. We believe Mr. Noell’s qualifications to serve on our Board of Directors include his more than 10 years of experience in finance and private equity.

Julie G. Richardson Compensation Committee	49	October 2009	Julie G. Richardson has served as a member of our Board of Directors since October 2009. She was elected to our Board of Directors in accordance with the Stockholders Agreement pursuant to a designation by the Ayala Significant Investor and the PEP Significant Investor. Ms. Richardson is a Managing Director of Providence Equity. Prior to joining Providence in 2003, Ms. Richardson served as Vice Chairman of J.P. Morgan’s investment banking division and Chairman of the firm’s telecom, media and technology group. Prior to joining J.P. Morgan in 1998, Ms. Richardson was a Managing Director at Merrill Lynch, where she worked for over 11 years. Ms. Richardson has also served on the Boards of Directors of Open Solutions since August 2006, SunGard Data Systems since August 2005, and Altegrity since September 2007, as well as the Make a Wish Foundation. We believe that Ms. Richardson’s qualifications to serve on our Board of Directors include her 25 years of experience in investment banking and private equity.

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships

Nathan Walton Nominating Committee, Chairman	34	August 2008	Nathan Walton has served as a member of our Board of Directors since August 2008. He was elected to our Board of Directors in accordance with the Stockholders Agreement pursuant to a designation by the Ares Significant Investor. Mr. Walton is a Principal of Ares Management LLC, an alternative asset investment management firm. Mr. Walton joined Ares Management in March 2006 as part of the Capital Markets Group and later moved to the Private Equity Group in March 2007. He has also served on the Board of Directors of Plasco Energy Group, Inc., a private innovative green technology company, since July 2010. We believe that Mr. Walton’s qualifications to serve on our Board of Directors include his more than five years of experience in investment banking and private equity.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officers

Information concerning our executive officers as of April 23, 2012 is set forth below.

Name	Age	Officer Since	Positions and Offices

Kathryn Marinello	55	August 2010	Kathryn Marinello has served as Chairman of the Board of Directors, Chief Executive Officer and President since August 2010. See Ms. Marinello’s biography set forth in the section entitled, “Information About Our Directors” above.

Michael Henricks	38	March 2012	Michael Henricks has served as the Company’s Interim Chief Financial Officer since March 2012. Mr. Henricks has served as our Senior Vice President of Global Finance since March 2011. From August 2009 to March 2011, Mr. Henricks served as Chief Financial Officer of Comdata Corporation, a payment processing company that is a subsidiary of Ceridian Corporation. From December 2007 to August 2009, Mr. Henricks served as Vice President of Finance, Pricing, Marketing and Vendor Management for Ceridian Corporation, a company that provides payment solutions in connection with human resources, payroll and benefits services. Prior to Ceridian, from January 2007 to December 2007, Mr. Henricks served as Director of Strategic Business Analysis for Ameriprise Financial, Inc., a financial services company.

Brian Delaney	54	February 2011	Brian Delaney has served as Executive Vice President and Chief Operating Officer of Stream since February 2011.

Name	Age	Officer Since	Positions and Offices

			Prior to joining Stream, from November 2008 to January 2011, Mr. Delaney served as Senior Vice President of Operations at DISH Network. Prior to DISH, from December 2003 to October 2008, Mr. Delaney held numerous senior positions at TeleTech Holdings, a global BPO company, most recently from February 2007 to October 2008, as the Executive Vice President and Chief Operations Officer, and from February 2006 to February 2008, as the Executive Vice President of Global Operations. Prior to TeleTech, from 2000 to 2002, Mr. Delaney was the Chief Information Officer at Dataplay, Inc., and from 1987 to 2000, Mr. Delaney held numerous senior roles at Ticketmaster L.L.C., with his most recent role from 1998 to 2000 as the Executive Vice President of Customer Care.

Gregory Hopkins	57	June 2011	Gregory Hopkins has served as Executive Vice President, Global Sales of Stream since June 2011. Prior to joining Stream, Mr. Hopkins served as the North American Chief Executive Officer of Netlink, an IT solutions provider, from May 2010 until June 2011. Mr. Hopkins also served as EVP, Sales and Marketing at TeleTech Holdings, Inc., a leading global BPO company, from April 2004 until May 2010. He has served as EVP of Sales at Telwares, Inc. and has also held senior level management positions at TeaLeaf Technology, Inc., and had a 20-year career with AT&T Technologies, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock (“Reporting Persons”) to file reports with the SEC disclosing their ownership of and transactions in our common stock and other equity securities. Whenever a Reporting Person files such a report with the SEC, the Reporting Person is also required to send us a copy. Based solely on our review of copies of reports that we have received from the Reporting Persons, we believe that all of the Reporting Persons complied in a timely manner with all Section 16(a) filing requirements during 2011.

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics and Board Committee Charters. We have adopted a written Code of Business Conduct and Ethics for all of our officers, employees and directors, and charters for our Audit, Compensation and Nominating Committees of our Board of Directors. The charters of our Audit, Compensation and Nominating Committees give each of these committees the authority to retain independent legal, accounting and other advisors.

You can find our Code of Business Conduct and Ethics and the charters for the Audit, Compensation and Nominating Committees of our Board of Directors in the “corporate governance” section of our website, www.stream.com, or by contacting us at the address or telephone number set forth below. We intend to post on our website any disclosures that are required by law or NYSE Amex listing standards concerning amendments to, or waivers from, our Code of Business Conduct and Ethics.

Stream Global Services, Inc.

20 William Street, Suite 310

Wellesley, MA 02481

Attention: Legal Department

(781) 304-1800

Audit Committee. The Audit Committee of our Board of Directors reviews, acts on and reports to our Board of Directors with respect to various auditing and accounting matters, including the recommendation of our independent registered public accounting firm, the scope of the annual audits, the fees to be paid to the independent registered public accounting firm, the performance of the independent registered public accounting firm and our accounting practices. The Audit Committee currently consists of Messrs. Joubert (Chair) and Conway. The Board of Directors has determined that each member of the Audit Committee is an independent director in accordance with NYSE Amex listing standards and that Mr. Joubert is an Audit Committee financial expert, as defined by SEC guidelines and as required by the applicable NYSE Amex listing standards.

Item 11.	Executive Compensation.

COMPENSATION OF OUR DIRECTORS AND EXECUTIVE OFFICERS

Overview

The following is a discussion of the compensation of the individual who served as our principal executive officer during the fiscal year ended December 31, 2011 and our two other most highly compensated executive officers at the end of the last fiscal year, all of whom we refer to collectively as our “Named Executive Officers”:

•	Kathryn Marinello, our Chairman, Chief Executive Officer and President;

•	Dennis Lacey, who served as our Executive Vice President and Chief Financial Officer until March 13, 2012; and

•	Brian Delaney, our Executive Vice President and Chief Operating Officer.

Components of Executive Compensation

Our executive compensation consists primarily of three components: base salary, annual cash bonuses and stock-based awards.

Base salary. In determining the base salary of Ms. Marinello, it was the judgment of the Compensation Committee and the Board that based on her prior experience as the Chairman, Chief Executive Officer and President of Ceridian Corporation, and her extensive experience on the board of directors and audit committee of the General Motors Company, her initial base salary should be commensurate with the base salary she earned at Ceridian. In determining the base salaries of our other Named Executive Officers, the Compensation Committee targeted the median of the salaries of comparable executives in our peer group and our survey group.

Annual cash bonuses. The objective of our paying annual cash bonuses based on company performance is to ensure that our executives focus on our company’s overall financial performance and not solely on individual performance. By tying the payment of bonuses to the financial goals of the company, we believe that our executives are properly motivated to achieve both our short and long-term goals.

2011 Management Incentive Plan

For fiscal year 2011, our Compensation Committee approved a management incentive plan under which the cash bonuses for our Named Executive Officers were targeted to be 60% of their base salary (100% for our Chief Executive Officer) as an incentive for our executive officers to contribute to our success as a company.

Our 2011 management incentive plan was designed such that each of our executives was eligible to receive a cash incentive award based on our achievement of a certain percentage of Adjusted EBITDA (as defined in the 2011 management incentive plan).

As we achieved Adjusted EBITDA of $89 million in 2011, eligible executives received incentives of 110% of their target bonuses. The Company’s named executive officers who were awarded bonuses are identified in the table below, with the bonus amounts awarded to each individual.

Amount of Award
Kathryn V. Marinello Chairman, President and Chief Executive Officer	$913,000
Dennis J. Lacey (1) Former EVP and Chief Financial Officer	$231,000
Brian Delaney Executive Vice President and Chief Operating Officer	$242,880

(1)	Mr. Lacey ceased serving as the Company’s EVP and Chief Financial Officer on March 13, 2012. Mr. Lacey was awarded the bonus in accordance with the terms of his Separation Agreement.

Stock-based awards. The Compensation Committee uses stock-based awards to help align our executive officers’ interests with those of our stockholders and to encourage our executive officers to contribute to our long-term market performance. Equity awards to our Named Executive Officers generally vest in equal installments every six months over five years from the date of grant with an exercise price not less than the fair market value of our common stock on the date of grant, so that the officer only has the opportunity to earn compensation from his or her options if the market price of our common stock increases above the exercise price when the options are vested. In authorizing any equity grant, the Compensation Committee considers the position and total compensation package of each Named Executive Officer, and the number of shares of our common stock or options that each of the Named Executive Officers already holds.

Employment Agreements and Severance and Change of Control Provisions

We have entered into employment agreements with each of our Named Executive Officers, which are described in greater detail below under “Employment Agreements.” Among other things, these employment agreements generally provide (1) for severance benefits if the executive’s employment with us is terminated without cause or by the executive for good reason and (2) other than in the case of Ms. Marinello, for increased severance benefits if the executive’s employment with us is terminated without cause or by the executive for good reason within 24 months after a change of control (as defined in the agreement) or within six months before a change of control and after we sign an agreement for a change of control. We designed the change in control provisions of our employment agreements to help ensure that our executive team is able to evaluate objectively whether a potential change in control transaction is in the best interests of Stream and our stockholders, without having to be concerned about their future employment. These agreements also help ensure the continued services of our executive officers throughout the change in control transaction by giving them incentives to remain with us.

2011 Executive Retention Bonuses

In 2011, the Compensation Committee approved retention bonuses for certain members of the company’s executive team, including Mr. Lacey. As Mr. Lacey was employed by the company on June 30, 2011 and December 31, 2011, he received cash bonuses equal to 20% of his base salary ($70,000) on each such date.

Compensation of our Executive Officers

Summary Compensation Table For Fiscal Year 2011

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers during the fiscal years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(9)	Total ($)
Kathryn Marinello (2)	2011	861,923	—		—		—	913,000	(3)	14,045	1,788,968
Chairman, Chief Executive Officer and President	2010	261,769	300,000	(4)	—		1,975,000	—		—	2,536,769

Dennis Lacey (5)	2011	363,462	140,000	(6)	—		—	231,000	(3)	16,151	750,613
Former Executive Vice President and Chief Financial Officer	2010	329,808	70,000	(4)	611,000	(7)	1,382,500			17,507	2,410,815

Brian Delaney (8)	2011	353,846	—		—		1,655,000	242,880	(3)	11,913	2,263,639
Executive Vice President and Chief Operating Officer

(1)	These amounts represent the dollar amount of the aggregate grant date fair value of awards for fiscal years 2011 and 2010, computed in accordance with FASB ASC Topic 718, or Topic 718. With respect to options, these amounts do not represent the actual amounts paid to or realized by the Named Executive Officer during fiscal years 2011 and 2010, and there can be no assurance that the Topic 718 amount will ever be realized. A description of the assumptions we used for purposes of determining grant date fair value is set forth in Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012.
(2)	Ms. Marinello joined Stream in August 2010.
(3)	Represents payments earned under our 2011 management incentive plan.
(4)	Represents discretionary cash bonuses approved by the Compensation Committee.
(5)	Mr. Lacey resigned from his position as Executive Vice President and Chief Financial Officer in March 2012.
(6)	Represents retention cash bonuses approved by the Compensation Committee.
(7)	Mr. Lacey was granted 100,000 shares of restricted stock in connection with his employment agreement with the Company.
(8)	Mr. Delaney joined Stream in February 2011.
(9)	The amounts reported in the All Other Compensation column reflect, for each Named Executive Officer, as applicable, (a) the amount of our matching contribution under our 401(k) plan (2011 only); (b) the amount we reimbursed each executive for relocation and temporary housing expenses; (c) the amount we reimbursed each executive for costs incurred for estate, tax and financial planning services; (d) the dollar value of accident, disability and death insurance and other life insurance we paid for each executive; (e) the amount we reimbursed each executive for health insurance under COBRA before such individual was eligible to join our health insurance plan; and (f) the dollar value of health, dental, short-term and long-term disability insurance we paid for each executive. Specifically, the All Other Compensation column above includes:

Name	Year	Matching Contribution under our 401(k) Plan ($)	Relocation and Temporary Housing Expenses ($)	Estate, Tax and Financial Planning ($)	Life and Other Supplemental Insurance ($)	COBRA ($)	Health, Dental, Short-Term and Long- Term Disability ($)	Total ($)
Kathryn Marinello	2011	—	—	—	2,689	—	11,356	14,045
	2010	—	—	—	—	—	—	—

Dennis Lacey	2011	3,675	101	—	4,151	—	8,224	16,151
	2010	—	10,638	—	713	2,265	3,891	17,507

Brian Delaney	2011	—	—	2,519	1,558	3,899	3,937	11,913

Outstanding Equity Awards at Fiscal Year-End 2011

The following table contains information about restricted stock that has not vested and stock options that have not been exercised outstanding as of December 31, 2011 for each of our Named Executive Officers.

	Option Awards (1)					Share Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(2)
Kathryn Marinello	125,000	375,000	6.00	08/19/2010	08/18/2020	—	—

Dennis Lacey	105,000	245,000	6.11	01/05/2010	01/04/2020	—	—
	—	—	—	—	—	70,000	231,700

Brian Delaney	25,000	225,000	6.00	03/01/11	02/28/21	—	—
	25,000	225,000	4.25	03/01/11	02/28/21	—	—

(1)	Subject to the continued employment and/or service of the applicable Named Executive Officer, the stock options and restricted stock set forth above vest in equal installments every six months over five years (four years for Ms. Marinello’s options) commencing on the date of grant.
(2)	The market value of the unvested shares of restricted stock is calculated based on a market value of $3.31 per share (the closing price of our common stock on the NYSE Amex on December 30, 2011) multiplied by the number of shares.

Employment and Separation Agreements

Employment Agreement with Kathryn Marinello

We are a party to an employment agreement, dated as of August 19, 2010, with Kathryn Marinello, providing for her employment as our Chief Executive Officer effective as of such date. The agreement has a term of 18 months and provides for:

•	an annual base salary of $830,000;

•	the opportunity to earn an annual performance-based cash bonus not to exceed 100% of her base salary;

•	a stock option for 500,000 shares of our common stock that vests in equal installments every six months over four years; and

•	the same standard employment benefits to which our other executives and employees are entitled.

Ms. Marinello’s employment agreement provides for the following severance payments and/or benefits upon termination of her employment with us:

(1)	If we terminate Ms. Marinello’s employment with cause (as defined in the agreement), or if she voluntarily resigns without good reason (as defined in the agreement), or if her term of employment expires, then she will receive payment of all accrued and unpaid salary and vacation pay through her last day of employment.

(2)	In addition to amounts under (1) above, but subject to Ms. Marinello’s execution of a release of claims in favor of the company, if we terminate Ms. Marinello’s employment without cause or if Ms. Marinello leaves our employment for good reason, then she will receive:

•

the continuation of her base salary, in semi-monthly installments in accordance with our normal payroll practices, for one year or the remainder of her employment term under the agreement, whichever is less;

•

a pro rata portion of any bonus earned but not previously paid, based upon the actual level of achievement of the relevant performance metrics, and paid at the time such bonus otherwise would be paid following the full performance period;

•	accelerated vesting of 25% of her 500,000 stock options; and

•

continued medical benefits (including for eligible dependents), at the company’s sole expense, for 18 months after termination or until she becomes eligible for substantially similar benefits from another employer, after which time Ms. Marinello will be eligible to receive the maximum benefits permitted under the Consolidated Omnibus Budget Reconciliation Act of 1985, 1986 and 1990, or COBRA, at her sole expense (other than administrative fees).

(3)	In addition to amounts under (1) above, if Ms. Marinello’s employment is terminated as the result of her death or a disability (as defined in the agreement), then all of her 500,000 stock options will automatically vest.

Ms. Marinello’s employment agreement does not provide for any enhanced severance payments or benefits in the event that her employment is terminated in connection with a change in control of the company. (Payments to Ms. Marinello are subject to the mandatory payment delay under Section 409A).

In addition, for a period ending 18 months after the later of termination of her employment or the date that is 18 months after the effective date of her employment agreement, Ms. Marinello has agreed not to (i) directly or indirectly engage in any business throughout the world that directly or indirectly competes or may compete with the business we (or any of our subsidiaries) are engaged in or are actively considering at the time of her termination, (ii) directly or indirectly recruit, solicit or hire any person who was employed by the company during the 90-day period leading up to her termination of employment, or (iii) solicit, attempt to solicit or influence any current or prospective customer, client, vendor or supplier to divert their business to a competitor of Stream. Ms. Marinello also agreed during and after her employment not to disclose to anyone outside of Stream our confidential or proprietary information.

Employment Agreement with Brian Delaney

We are a party to an employment agreement with Brian Delaney dated January 13, 2011 (the “Delaney Agreement”). The initial term of the Delaney Agreement is 12 months with automatic renewals. Mr. Delaney’s annual salary is initially $400,000 per annum and, upon commencement of his employment with the Company, he received options to purchase 500,000 shares of the Company’s common stock (the “Options”). Ten percent (10%) of the Options vested 180 days after Mr. Delaney’s commencement of employment and the remainder vest semi-annually over the ensuing four and one-half years, provided that Mr. Delaney is employed by the Company on each vesting date. Mr. Delaney is eligible for a bonus following each fiscal year ending during the Employment Period based on achievement of budgeted financial targets to be established by the Board of Directors of the Company. If Mr. Delaney’s employment is terminated by him for Good Reason (as defined in the Delaney Agreement) or by the Company without Cause (as defined in the Delaney Agreement) and Mr. Delaney executes a release satisfactory to the Company, the Company shall pay to Mr. Delaney his base salary for 12 months, payable in accordance with the Company’s normal payroll practices, and continue to provide health and dental benefits through COBRA for Mr. Delaney and his family at a level commensurate with such benefits at the time of termination for a period of one year. If such termination occurs within 12 months after a Change in Control (as defined in the Delaney Agreement), all then outstanding unvested awards held by Mr. Delaney shall immediately vest in full and become exercisable, the Company shall pay to Mr. Delaney an amount equal to 1.5 times his annual base salary in effect at the time of termination, and the Company shall continue to provide health and dental benefits through COBRA for Mr. Delaney and his family at a level commensurate with such benefits at the time of termination for a period of 18 months. The Delaney Agreement also contains provisions prohibiting Mr. Delaney from competing with the business of the Company for a period of 12 months (or 18 months in the case of a Change in Control) after the termination of Mr. Delaney’s employment with the Company.

Employment Agreement with Dennis Lacey

We were a party to an employment agreement, dated as of December 15, 2009, with Dennis Lacey, providing for his employment as our Executive Vice President and Chief Financial Officer. The agreement terminated on March 13, 2012 as a result of Mr. Lacey’s separation from the Company. The agreement provided for:

•	a base salary of at least $350,000;

•

an annual bonus under our management incentive plan with a target annual bonus of 60% of his base salary upon our satisfaction of budgeted levels of Adjusted EBITDA and other performance targets set by the Compensation Committee;

•	a stock option for 350,000 shares of our common stock and 100,000 shares of restricted stock, each of which vests in equal installments every six months over five years;

•	reimbursement of temporary housing costs and living expenses up to $8,000 a month through September 30, 2010;

•	reimbursement of relocation costs up to a maximum of $175,000, plus any income tax gross-up amount;

•	reimbursement of the reasonable costs (up to a maximum of $10,000 per year) for tax and estate planning and premiums on life insurance policies; and

•	the same standard employment benefits to which our other executives and employees are entitled.

Separation Agreement with Dennis Lacey

We entered into a separation agreement with Dennis Lacey in connection with Mr. Lacey’s resignation as the Company’s Executive Vice President and Chief Financial Officer on March 13, 2012 (the “Lacey Separation Agreement”). Pursuant to the terms of the Lacey Separation Agreement, the Company paid Mr. Lacey his Management Incentive Plan bonus for the 2011 calendar year in the amount of $231,000. In addition, the Lacey Separation Agreement contains non-solicitation obligations for a one-year period following his separation, confidentiality and non-disparagement provisions, and a release of the Company, subject to the terms set forth therein.

Compensation of our Directors

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

We do not compensate directors who are affiliated with certain of our financial sponsors nor do we pay additional compensation to directors who are also our employees. Accordingly, none of Messrs. Ayala, Cwiertnia, Kaplan, Maquera, Noell, or Walton, or Mses. Marinello or Richardson, receives any compensation for his or her service as a director. We also do not grant stock options or other equity awards to any of our non-employee directors.

Below are the amounts we paid to each of our non-employee directors for their service on our Board and committees for the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)
Alfredo I. Ayala	—
G. Drew Conway	52,875
Matthew Cwiertnia	—
Paul G. Joubert	65,500
David B. Kaplan	—
Peter Maquera(1)	—
R. Davis Noell	—
Julie G. Richardson	—
Gilbert Santa Maria(2)	—
Nathan Walton	—

(1)	Mr. Maquera served on our Board of Directors in 2011 from January 1, 2011 through March 8, 2011. He was re-appointed to the Board on March 21, 2012.
(2)	Mr. Santa Maria was appointed to our Board of Directors on March 8, 2011 and resigned from our Board of Directors on March 15, 2012.

Risk Considerations in Executive Compensation

Our Compensation Committee considered the concept of risk as it relates to our executive compensation program and it does not believe that our executive compensation program encourages excessive or inappropriate risk taking. As described herein, we structure our pay to consist of both fixed and variable compensation to motivate our executives to produce superior short- and long-term results that are in the best interests of our company and shareholders. The compensation opportunities available to our executive officers, as well as to other employees, take into account internally verified financial reports, are limited by a pre-established maximum cap, and are balanced by other forms of incentives such as equity awards that vest over time and whose value depends on Stream’s success over the long-term. Consequently, we believe that our compensation policies and practices for our executives and employees are not reasonably likely to have a material adverse effect on our company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of our common stock as of April 23, 2012 by (i) each person who is known by us to beneficially own more than 5% of our common stock, (ii) each member of our Board of Directors, (iii) each of our Named Executive Officers, and (iv) all directors and executive officers of Stream as a group. We have determined beneficial ownership in accordance with the rules promulgated by the SEC. Unless otherwise indicated in the footnotes to the table, each person or entity has sole voting and investment power with respect to the stock listed.

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership (2)		Percent of class (3)(4)
5% Security Holders
SGS Holdings LLC 2000 Avenue of the Stars, 12th Floor Los Angeles, California 90067	71,011,280	(5)(6)	93.5%

Named Executive Officers and Directors

Kathryn Marinello	187,500	(7)	*

Dennis Lacey	166,527	(8)	*

Brian Delaney	100,000	(9)	*

Alfredo Ayala	—	(10)	*

Drew Conway	—	(11)	*

Matthew Cwiertnia	—	(10)

Paul Joubert	—	(11)	*

David Kaplan	—	(10)	*

Peter Maquera	—	(10)	*

R. Davis Noell	—	(10)	*

Julie Richardson	—	(10)	*

Nathan Walton	—	(10)	*

All directors and executive officers as a group (13 persons)	330,500	(12)	*

*	Represents less than 1%
(1)	Except as otherwise noted, the address of each person listed in the table above is c/o Stream Global Services, Inc., 20 William Street, Suite 310, Wellesley, Massachusetts 02481.
(2)	All amounts shown in this column include shares obtainable upon exercise of stock options currently exercisable or exercisable within 60 days of April 23, 2012.
(3)	As of April 23, 2012, we had outstanding (a) 75,965,439 shares of our common stock, including shares of common stock that are part of our outstanding, publicly traded units.
(4)	In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed outstanding shares of common stock subject to options held by that person or entity that are currently exercisable within sixty days of April 23, 2012. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.
(5)

Based on a Schedule 13D filed on April 19, 2012, SGS Holdings LLC (“SGS Holdings”) owns 71,011,280 shares of common stock of Stream, and Ares Corporate Opportunities Fund II, L.P. (“Ares”), NewBridge International Investment Ltd. (“NewBridge”), EGS Dutchco B.V. (“EGS”), G. Drew Conway and Paul G. Joubert own all of the outstanding units of membership interest of SGS Holdings. Based on the information contained in a Schedule 13E-3 filed on March 23, 2012, SGS Holdings entered into stock purchase agreements (collectively, the “Stock Purchase Agreements”) with four stockholders (each, a “Selling Stockholder”) pursuant to which SGS Holdings would acquire an aggregate of 2,332,747 shares of Stream common stock at a price per share of $3.25.

(6)	Stream, Ares, EGS, and NewBridge are parties to a certain Stockholders Agreement, dated as of October 1, 2009 (“Stockholders Agreement”). As a result of the Stockholders Agreement, each of the parties thereto may be deemed to be a member of a group for purposes of Section 13(d) of the Exchange Act. In filings made with the SEC, except as otherwise noted, each of Ares, EGS and NewBridge disclaim beneficial ownership of any shares held by the other parties to the Stockholders Agreement.
(7)	Ms. Marinello is deemed to beneficially own such shares by virtue of vested options to purchase such shares.
(8)	Mr. Lacey resigned from Stream effective March 13, 2012. Mr. Lacey is deemed to beneficially own (a) 140,000 of these shares by virtue of vested options to purchase such shares, and (b) 26,527 of these shares which are vested shares of a restricted stock grant, based upon Forms 4 filed by Mr. Lacey with the SEC.
(9)	Mr. Delaney is deemed to beneficially own such shares by virtue of vested options to purchase such shares.
(10)	Excludes 71,011,280 shares reported as beneficially owned by SGS Holdings LLC, which is controlled by Ares, NewBridge and EGS. Messrs. Kaplan and Cwiertnia are Senior Partners and Mr. Walton is a Principal of Ares. Ms. Richardson is a Managing Director and Mr. Noell is a Principal of Providence Equity Partners, LLC, which indirectly controls EGS. Mr. Ayala is a Managing Director of NewBridge and Mr. Maquera is the Deputy CEO of LiveIt Investments Ltd., the BPO investment arm of NewBridge. In addition, the Board of Managers of SGS Holdings LLC consists of Messrs. Ayala, Noell and Walton.
(11)	Messrs. Conway and Joubert are members of SGS Holdings LLC and do not have any power to vote or dispose of the shares of Common Stock held by SGS Holdings LLC.
(12)	Includes 330,500 shares beneficially owned by all executive officers and directors as a group by virtue of vested options to purchase these shares.

Equity Compensation Plan Information

Securities Authorized for Issuance under our Equity Compensation Plans

At December 31, 2011, we had only one equity compensation plan, our 2008 Stock Incentive Plan. The following table contains information about our 2008 Stock Incentive Plan. See Note 14 in our Notes to Consolidated Financial Statements for a description of our 2008 Stock Incentive Plan.

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options (Column A)		Weighted Average Exercise Price of Outstanding Options (Column B)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in Column A)

Equity compensation plans that have been approved by our stockholders	5,438,250	(1)	$5.86	4,481,106

Equity compensation plans that have not been approved by our stockholders	—		—

Total	5,438,250		$5.86	4,481,106

(1)	This amount does not include 80,644 shares of outstanding restricted stock granted to our employees.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Parent Company

As of April 18, 2012, SGS Holdings LLC is the registered owner of 71,011,280, or 93.5%, of our outstanding shares of Common Stock.

Employment and Separation Agreements

Stream has employment agreements with Kathryn Marinello and Brian Delaney, and a separation agreement with Dennis Lacey, all of which are described above under the caption “Compensation of our Executive Officers—Employment and Separation Agreements.”

Going Private Transaction

On March 23, 2012, a Transaction Statement on Schedule 13E-3 (the “Schedule 13E-3”) was filed by SGS Holdings LLC, a Delaware limited liability company wholly owned by Ares, EGS, NewBridge and Messrs. Conway and Joubert. Ares, EGS, NewBridge, Messrs. Conway and Joubert and the other persons listed on the cover of the Schedule 13E-3 above the caption “Name of Persons Filing Statement” (the “Filing Persons”) pursuant to Section 13(e) of the Exchange Act and Rule 13E-3 thereunder. As disclosed therein, the Schedule 13E-3 was filed in connection with potential privately negotiated purchases of shares of Stream common stock and a contemplated subsequent “short-form” merger that, if consummated, would result in Stream becoming a private company.

DIRECTOR INDEPENDENCE

Overview

Director Independence. Under the applicable rules of NYSE Amex, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that none of Messrs. Ayala, Conway, Cwiertnia, Joubert, Kaplan, Maquera, Noell, and Walton, and Ms. Richardson has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the NYSE Amex independence criteria.

Director Qualifications and Selection. The members of our Board of Directors were elected in accordance with the Stockholders Agreement. Pursuant to the Stockholders Agreement, each (a) Significant Investor and (b) other party to such agreement that owns, together with its affiliates, at least 5% of the then outstanding shares of our common stock agreed to vote all of its shares of our common stock to elect up to eleven members of our Board of Directors as follows:

•	up to three members designated by the Ares Significant Investor as long as certain equity ownership conditions are met;

•	up to three members designated by the Ayala Significant Investor and the PEP Significant Investor as long as certain equity ownership conditions are met;

•	one member who satisfies applicable director independence requirements for continued listing of our common stock (an “Independent Director”) designated by the Ares Significant Investor as long as certain equity ownership conditions are met (and thereafter by our Board of Directors with the approval of a majority of the members of our Board of Directors, which majority must, subject to certain conditions, include one member designated by each of the Significant Investors (“Requisite Board Approval”));

•

one Independent Director designated by the Ayala Significant Investor and the PEP Significant Investor as long as certain share ownership conditions are met (and thereafter by our Board of Directors with Requisite Board Approval);

•	up to two Independent Directors designated by our Board of Directors with Requisite Board Approval; and

•	one member who holds the position of our Chief Executive Officer.

In addition to the foregoing voting requirements and designation rights, as long as it or they own at least 25% of the shares of our common stock it or they owned at the closing of the combination of EGS Corp., a Philippine corporation, the parent company of eTelecare Global Solutions, Inc., and Stream in a stock-for-stock exchange (the “Combination”) (in all cases, together with their respective affiliates), each of (a) the Ares Significant Investor and (b) the Ayala Significant Investor and the PEP Significant Investor jointly, is entitled to designate members of each committee of our Board of Directors (other than special committees where a conflict of interest exists) in an equal proportion to their Board of Directors designation rights (other than for Independent Directors).

Board Leadership Structure. Our By-Laws permit the roles of Chairman and Chief Executive Officer to be filled by the same or different individuals. This allows the Board flexibility to determine whether the two roles should be combined or separated based upon our needs and the Board’s assessment of its leadership from time to time. The Board of Directors reviews its structure and our leadership annually.

The Board believes that Stream and its shareholders are best served at this time by having Ms. Marinello serve as our Chairman and Chief Executive Officer. Combining the roles of Chairman and Chief Executive Officer makes clear that we have a single leader who is directly accountable to the Board and, through the Board, to our shareholders. It establishes one person who speaks for the company to customers, employees, shareholders and other stakeholders. This structure reinforces Ms. Marinello’s overall responsibility for the company’s business and strategy, under the oversight and subject to the review of the Board. It strengthens the Board and the Board’s decision-making process because Ms. Marinello, who has first-hand knowledge of our operations and the major issues facing Stream, chairs the Board meetings where the Board discusses strategic and business issues. This structure also enables Ms. Marinello to act as the key link between the Board and other members of management.

In addition to our Chairman, our By-Laws permit the Board to appoint a Vice Chairman who shall preside at meetings of the Board of Directors in the absence of the Chairman. After the closing of the Combination and pursuant to the Stockholders Agreement, as long as Alfredo Ayala is a director designated by the Ayala Significant Investor and the PEP Significant Investor, he will serve as the Vice Chairman of our Board of Directors.

The Board’s Role in Risk Oversight. The Board of Directors is responsible for overseeing risk management at Stream. The Board regularly considers our risk profile when reviewing our overall business plan and strategy and when making decisions impacting the company. Our Board administers its financial risk oversight function directly through its Audit Committee. Our Board receives regular reports from members of senior management on areas of material risk to Stream, including organizational, financial and legal risks, and discusses with management their potential impact on Stream and the steps we take to manage them.

Board and Committee Meetings. During 2011, our Board met 8 times, our Audit Committee met 6 times, our Compensation Committee met 3 times, and our Nominating Committee met 1 time. Each of our incumbent directors who has been a member of our Board since January 2011 attended at least 75% of the meetings of the Board and the committee on which he or she served. Our Board regularly meets in executive session without Ms. Marinello or any other Stream employees present.

Committees of our Board of Directors

Audit Committee. Our Audit Committee consists of Messrs. Joubert (Chairman) and Conway, each of whom meets NYSE Amex criteria for independence and SEC criteria for independent audit committee members and is able to read and understand financial statements. In addition, our Board has determined that Mr. Joubert is an “audit committee financial expert” as defined by SEC rules. The Audit Committee’s responsibilities include:

•	serving as an independent and objective party to monitor our financial reporting process and audits of our financial statements and internal control system;

•	approving the annual fees of our independent registered public accounting firm and their annual engagement as our auditors and appointment by our stockholders;

•	oversight of our risk management function;

•	reviewing and appraising the audit efforts of our independent registered public accounting firm, internal finance department and internal audit department; and

•	providing an open avenue of communications among our independent registered public accounting firm, financial and senior management, internal finance department and Board of Directors.

Compensation Committee. Our Compensation Committee consists of Messrs. Kaplan (Chairman) and Ayala and Ms. Richardson, each of whom meets NYSE Amex criteria for independence. Our Board of Directors established a Section 162(m) Committee for the purpose of overseeing cash and equity compensation payments and awards to “covered persons” under Section 162(m) of the Internal Revenue Code. Our Section 162(m) Committee consists of Messrs. Conway and Joubert. Our Compensation Committee’s responsibilities include:

•	reviewing and approving the compensation of our Chief Executive Officer and our other executive officers;

•	overseeing the evaluation of our senior management team;

•	reviewing and making recommendations to the Board with respect to our incentive compensation and equity-based plans;

•

exercising all of the rights, authority and functions of the Board under our equity-based plans, including interpreting the terms of the plans and granting options and other stock awards under the plans;

•	reviewing and making recommendations to the Board with respect to director compensation; and

•	reviewing and making recommendations to the Board with respect to management succession planning.

Nominating Committee. Our Nominating Committee consists of Messrs. Walton (Chairman) and Noell, each of whom meets NYSE Amex criteria for independence. The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board and considers persons identified by its members, as well as our management, stockholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company and be able to promote a diversity of views based on the person’s education, experience and professional employment. The Nominating Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent stockholder interests. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time. The Nominating Committee does not distinguish among nominees recommended by stockholders and other persons.

Item 14.	Principal Accounting Fees and Services.

The Audit Committee of our Board of Directors has appointed Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2012.

Pre-Approval of Audit and Non-Audit Services

All services by our independent registered public accounting firm and the associated fees must be submitted to the Audit Committee of our Board of Directors for approval. Our Audit Committee pre-approved all of the fees described below.

Auditor’s Fees

Ernst & Young LLP has served as our independent registered public accounting firm since October 11, 2008. The following table provides information about the fees we paid to Ernst & Young LLP during the 2011 and 2010 fiscal years.

	2011		2010

Audit Fees	$1,912,200	(1)	$1,936,137	(1)

Audit Related Fees	$41,470	(2)	$4,058	(3)

Tax Fees	$467,613		$242,203

All Other Fees	$0		$0

Total	$2,421,283		$2,182,398

(1)	Represents total fees billed by Ernst & Young LLP for: (a) the audit of our annual financial statements and review of our interim financial statements included in our quarterly reports on Form 10-Q; and (b) services provided by Ernst & Young LLP in connection with statutory filings of our subsidiaries incorporated outside of the United States.
(2)	Represents total fees billed by Ernst & Young LLP related to SOC 3 examination services and individual assignments for certain Stream subsidiaries incorporated outside of the United States.
(3)	Represents total fees billed by Ernst & Young LLP related to report on compliance with government grants.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

3.1	Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 31, 2008 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), filed with the SEC on August 6, 2008 and incorporated herein by reference).

3.2	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 29, 2009 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), filed with the SEC on October 5, 2009 and incorporated herein by reference).

3.3	Certificate of Amendment to Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on October 1, 2009 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), filed with the SEC on October 5, 2009 and incorporated herein by reference).

3.4	By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 20, 2009 and incorporated herein by reference).

4.1	Specimen common stock certificate (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 6, 2008 and incorporated herein by reference).

4.2	Amended and Restated Registration Rights Agreement, dated as of August 14, 2009, among the Registrant, Ares Corporate Opportunities Fund II, L.P., NewBridge International Investment Ltd., EGS Dutchco B.V., Mr. R. Scott Murray, and certain stockholders of the Registrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 20, 2009 and incorporated herein by reference).

4.3	Indenture, dated as of October 1, 2009, among the Registrant, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, governing the 11.25% Senior Secured Notes due 2014, including the form of 11.25% Senior Secured Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

4.4	Exchange and Registration Rights Agreement, dated as of October 1, 2009, among the Registrant, the Guarantors listed on the signature pages thereto and the Purchasers named therein (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33-739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

4.5	Security Agreement, dated as of October 1, 2009, among the Registrant, the other Guarantors listed on the signature pages thereto and Wells Fargo Foothill, LLC (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

4.6	Security Agreement, dated as of October 1, 2009, among the Registrant, the other Guarantors listed on the signature pages thereto and Wilmington Trust FSB (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

4.7	Collateral Trust Agreement, dated as of October 1, 2009, among the Registrant, the Guarantors from time to time party thereto, Wells Fargo Bank, National Association, as Trustee, the other Secured Debt Representatives from time to time party thereto and Wilmington Trust FSB (filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

4.8	Lien Subordination and Intercreditor Agreement, dated as of October 1, 2009, among the Registrant, the subsidiaries of the Registrant listed on the signature pages thereto, Wells Fargo Foothill, LLC and Wilmington Trust FSB (filed as Exhibit 4.6 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

10.1*~	Description of the Registrant’s 2011 Management Incentive Plan (reported in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33739), as filed with the SEC on May 4, 2011 and incorporated herein by reference).

10.2*	Securities Purchase Agreement, dated as of June 3, 2011, by and among Trillium Capital LLC, a Delaware limited liability company, R. Scott Murray and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2011 (File No. 001-33739) and incorporated herein by reference).

10.3*	Employment Agreement between the Registrant and Kathryn V. Marinello, dated August 19, 2010 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 20, 2010 and incorporated herein by reference).

10.4*	Employment Agreement between the Registrant and Dennis Lacey, dated December 15, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on December 21, 2009 and incorporated herein by reference).

10.5*	Employment Agreement, dated as of January 13, 2011, by and between Brian Delaney and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2011 (File No. 001-33739) and incorporated herein by reference).

10.6a*#	Employment Agreement, dated as of June 27, 2011, by and between Gregory Hopkins and Stream Global Services, Inc.

10.6b*#~	Description of the Registrant’s 2011 Executive Vice President Sales Incentive Plan.

10.6c*	Letter Amendment to Employment Agreement between the Registrant and Gregory Hopkins, dated March 14, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on March 19, 2012 and incorporated herein by reference).

10.7a*	Employment Agreement between the Registrant and Robert Dechant, dated August 7, 2008 (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33739), as filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.7b*	Letter Amendment to Employment Agreement between the Registrant and Robert Dechant, dated December 29, 2008 (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33739), as filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.7c*	Letter Amendment to Employment Agreement between the Registrant and Robert Dechant, dated May 6, 2009 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33739), as filed with the SEC on August 5, 2009 and incorporated herein by reference).

10.7d*	Letter Amendment to Employment Agreement between the Registrant and Robert Dechant, dated November 9, 2009 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on November 13, 2009 and incorporated herein by reference).

10.7e*	Separation Agreement, dated as of July 8, 2011, by and between Robert Dechant and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-33739), as filed with the SEC on August 3, 2011 and incorporated herein by reference).

10.8a*	Employment Agreement between the Registrant and Sheila M. Flaherty, dated July 16, 2008 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on July 17, 2008 and incorporated herein by reference).

10.8b*	Letter Amendment to Employment Agreement between the Registrant and Sheila M. Flaherty, dated December 29, 2008 (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33739), as filed with the SEC on March 17, 2009 and incorporated herein by reference).

10.8c*	Letter Amendment to Employment Agreement between the Registrant and Sheila M. Flaherty, dated May 6, 2009 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33739), as filed with the SEC on August 5, 2009 and incorporated herein by reference).

10.8d*	Letter Amendment to Employment Agreement between the Registrant and Sheila M. Flaherty, dated November 9, 2009 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on November 13, 2009 and incorporated herein by reference).

10.8e*	Separation Agreement, dated as of March 8, 2011, by and between Sheila M. Flaherty and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on March 14, 2011 and incorporated herein by reference).

10.9*	2008 Stock Incentive Plan (filed as Annex D to the Registrant’s Definitive Proxy Statement, as filed with the SEC on July 7, 2008 and incorporated herein by reference).

10.10*	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33739), as filed with the SEC on November 6, 2009 and incorporated herein by reference).

10.11*	Form of Non-Statutory Stock Option Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33739), as filed with the SEC on November 6, 2009 and incorporated herein by reference).

10.12*	Form of Restricted Stock Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33739), as filed with the SEC on November 6, 2009 and incorporated herein by reference).

10.13*	Form of Restricted Stock Unit Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 4, 2008 and incorporated herein by reference).

10.14	Form of Management Rights Letter (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on June 5, 2008 and incorporated herein by reference).

10.15	Preferred Stock Purchase Agreement between the Registrant and Ares Corporate Opportunities Fund II, L.P., dated as of June 2, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No 001-33739), as filed with the SEC on June 5, 2008 and incorporated herein by reference).

10.16	Amendment No. 2 to Preferred Stock Purchase Agreement between the Registrant and Ares Corporate Opportunities Fund II, L.P., dated as of July 17, 2008 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K File No. 001-33739), as filed with the SEC on July 22, 2008 and incorporated herein by reference).

10.17	Stockholders Agreement, dated as of October 1, 2009, among the Registrant, Ares Corporate Opportunities Fund II, L.P., EGS Dutchco B.V., NewBridge International Investment Ltd., R. Scott Murray and Trillium Capital LLC. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

10.18	Form of Indemnification Agreement entered into between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 12, 2008 and incorporated herein by reference).

10.19	Credit Agreement, dated as of October 1, 2009, among Wells Fargo Foothill, LLC, Goldman Sachs Lending Partners LLC, and each of the other Lenders party thereto, the Registrant and its subsidiaries identified therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

10.20	First Amendment to Credit Agreement, dated as of June 3, 2011, by and among Wells Fargo Capital Finance, LLC, in its capacity as agent for the lenders and bank product providers party thereto, Stream Global Services, Inc. and each of the subsidiaries of Stream Global Services, Inc. signatory thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2011 (File No. 001-33739) and incorporated herein by reference).

10.21	Second Amendment to Credit Agreement, dated as of November 1, 2011, by and among Wells Fargo Capital Finance, LLC, in its capacity as agent for the lenders and bank product providers party thereto, Stream Global Services, Inc. and each of the subsidiaries of Stream Global Services, Inc. signatory thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 1, 2011 (File No. 001-33739) and incorporated herein by reference).

12.1#	Statement of Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on September 26, 2008 and incorporated herein by reference).

21.1#	Subsidiaries of the Registrant.

23.1#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1†	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Chief Executive Officer (principal executive officer).

31.2†	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by Chief Financial Officer (principal financial officer).

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer (principal executive officer).

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer (principal financial officer).

101.INS+#	XBRL Instance Document

101.SCH+#	XBRL Taxonomy Extension Schema Document

101.CAL+#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.
#	Incorporated by reference to the identically-numbered exhibit to the registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 29, 2012.
†	Filed herewith.
~	Portions of this exhibit have been omitted pursuant to the registrant’s request for confidential treatment. The Registrant has filed omitted portions separately with the SEC.
+	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAM GLOBAL SERVICES, INC.

April 27, 2012	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello Chairman, Chief Executive Officer and President (Principal Executive Officer)

April 27, 2012	By:	/s/ Michael Henricks
Michael Henricks Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathryn V. Marinello Kathryn V. Marinello	Chairman of the Board of Directors, Chief Executive Officer and President	April 27, 2012

/s/ Alfredo I. Ayala Alfredo I. Ayala	Vice Chairman of the Board of Directors	April 27, 2012

/s/ G. Drew Conway G. Drew Conway	Director	April 27, 2012

/s/ Matthew Cwiertnia Matthew Cwiertnia	Director	April 27, 2012

/s/ Paul G. Joubert Paul G. Joubert	Director	April 27, 2012

/s/ David B. Kaplan David B. Kaplan	Director	April 27, 2012

/s/ Peter Maquera Peter Maquera	Director	April 27, 2012

/s/ R. Davis Noell R. Davis Noell	Director	April 27, 2012

/s/ Julie G. Richardson Julie G. Richardson	Director	April 27, 2012

/s/ Nathan Walton Nathan Walton	Director	April 27, 2012