Form 10-Q
period 2012-06-30
Stream Global Services, Inc.
filed 2012-08-08
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

We are a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934 and pursuant to the terms of our bond indenture, we have filed all reports which would have been required of us during the past 12 months had we been subject to such provisions.

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 1,000 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of August 6, 2012.

		Page

PART I. FINANCIAL INFORMATION		1

Item 1.	Unaudited Consolidated Condensed Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	1

	Consolidated Condensed Statements of Operations for the three months ended June 30, 2012 and June 30, 2011 and the six months ended June 30, 2012 and June 30, 2011	2

	Consolidated Condensed Statements of Comprehensive Income for the three months ended June 30, 2012 and June 30, 2011 and the six months ended June 30, 2012 and June 30, 2011	3

	Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURES		30

Stream is a registered trademark of Stream Global Services, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

STREAM GLOBAL SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$11,154	$24,586
Accounts receivable, net of allowance for bad debts of $183 and $263 at June 30, 2012 and December 31, 2011, respectively	143,567	165,963
Income taxes receivable	236	644
Deferred income taxes	11,918	13,061
Prepaid expenses and other current assets	15,862	14,117

Total current assets	182,737	218,371
Equipment and fixtures, net	83,040	87,611
Deferred income taxes	4,090	3,711
Goodwill	226,749	226,749
Intangible assets, net	59,505	66,671
Other assets	12,824	14,921

Total assets	$568,945	$618,034

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,058	$13,827
Accrued employee compensation and benefits	58,701	60,310
Other accrued expenses	23,184	28,429
Income taxes payable	55	1,919
Current portion of long-term debt	722	453
Current portion of capital lease obligations	10,071	10,743
Other liabilities	6,252	6,251

Total current liabilities	113,043	121,932
Long-term debt, net of current portion	214,400	239,774
Capital lease obligations, net of current portion	7,269	9,964
Deferred income taxes	18,810	19,103
Other long-term liabilities	14,927	13,817

Total liabilities	368,449	404,590
Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, shares authorized—0 and 1,000 shares authorized; issued and outstanding shares—0 shares	—	—
Voting common stock, par value $0.001 per share, shares authorized—1 and 200,000 shares authorized; outstanding shares—1 and 75,948 shares at June 30, 2012 and December 31, 2011, respectively	—	80
Non-voting common stock, par value $0.001 per share, shares authorized—0 and 11,000 shares authorized; issued and outstanding shares—0 shares	—	—
Additional paid-in-capital	334,422	346,525
Treasury stock, at cost (0 and 4,249 shares at June 30, 2012 and December 31, 2011, respectively)	—	(13,645)
Accumulated deficit	(122,204)	(107,084)
Accumulated other comprehensive loss	(11,722)	(12,432)

Total stockholders’ equity	200,496	213,444

Total liabilities and stockholders’ equity	$568,945	$618,034

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$197,743	$206,139	$413,283	$418,830
Direct cost of revenue	118,662	124,148	242,779	246,102

Gross profit	79,081	81,991	170,504	172,728

Operating expenses:
Selling, general and administrative expenses	64,569	67,235	130,862	136,037
Severance, restructuring and other charges, net	6,648	6,272	9,452	6,146
Depreciation and amortization expense	14,066	15,160	28,673	29,745

Total operating expenses	85,283	88,667	168,987	171,928

Income (loss) from operations	(6,202)	(6,676)	1,517	800

Other expenses, net:
Foreign currency loss (gain)	50	165	(205)	1,410
Interest expense, net	7,095	7,144	14,664	14,404

Total other expenses, net	7,145	7,309	14,459	15,814

Loss before provision for income taxes	(13,347)	(13,985)	(12,942)	(15,014)
Provision for income taxes	1,119	1,893	2,179	2,959

Net loss	$(14,466)	$(15,878)	$(15,121)	$(17,973)

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(14,466)	$(15,878)	$(15,121)	$(17,973)
Other comprehensive loss:
Change in unrealized gain (loss) on forward exchange contracts, net of tax	549	(1,646)	3,211	(2,040)
Change in cumulative translation adjustment (1)	(4,631)	41	(2,501)	4,450

Comprehensive loss	$(18,548)	$(17,483)	$(14,411)	$(15,563)

(1)	During the three and six months ended June 30, 2012, we substantially liquidated our investment in Costa Rica. Accordingly, we reclassified $228 from cumulative translation adjustment to other foreign currency loss in our statement of operations. There were no sales or liquidations of investments in foreign entities during the three or six months ended June 30, 2011. Therefore, there is no reclassification adjustment for 2011.

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net loss	$(15,121)	$(17,973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,673	29,745
Amortization of bond discount and debt issuance costs	2,173	1,944
Deferred taxes	516	(195)
Loss on impairment or disposal of assets	433	29
Noncash stock compensation	1,474	1,237
Other noncash adjustments	(228)	—
Changes in operating assets and liabilities:
Accounts receivable	21,146	25,852
Income taxes receivable	394	36
Prepaid expenses and other current assets	(1,101)	(996)
Other assets	672	65
Accounts payable	306	855
Accrued expenses and other liabilities	(4,017)	2,210

Net cash provided by operating activities	35,320	42,809
Investing Activities:
Additions to equipment and fixtures, net of disposals	(15,848)	(16,721)

Net cash used in investing activities	(15,848)	(16,721)
Financing activities:
Net repayments on line of credit	(26,615)	(5,638)
Payments on long-term debt	(369)	(98)
Payment of capital lease obligations	(6,270)	(4,891)
Proceeds from issuance of debt	988	466
Proceeds from capital leases	630	—
Tax payments for withholding on restricted stock	(11)	(11)
Repurchase of common stock	—	(12,095)

Net cash used in financing activities	(31,647)	(22,267)
Effect of exchange rates on cash and cash equivalents	(1,257)	1,482

Net increase (decrease) in cash and cash equivalents	(13,432)	5,303
Cash and cash equivalents, beginning of period	24,586	18,489

Cash and cash equivalents, end of period	$11,154	$23,792

Supplemental cash flow information:
Cash paid for interest	$13,197	$12,661
Cash paid for income taxes	3,834	4,757
Noncash financing activities:
Capital lease financing	2,244	2,668

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

June 30, 2012

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

On April 27, 2012 for the purpose of going private, Stream Acquisition, Inc., a Delaware corporation (“MergerSub”) wholly-owned by SGS Holdings LLC (“Parent”), entered into a Contribution and Exchange Agreement, pursuant to which Parent contributed 73,094 SGS shares (approximately 96.2% of all outstanding SGS shares) to MergerSub. Immediately thereafter, MergerSub effected a merger (the “Merger”) pursuant to which MergerSub was merged with and into the Company, with the Company continuing as the surviving corporation. As a result of the Merger, the Company became a wholly-owned subsidiary of Parent, which is controlled by affiliates of Ares Corporate Opportunities Fund II, L.P., EGS Dutchco B.V. and NewBridge International Investments Ltd., (collectively, the “Sponsors”).

The Sponsors constitute a group of shareholders who, prior to the time of and following the Merger, held the majority of the voting ownership of SGS through a parent entity. Since 2009, the Sponsors have been parties to a stockholders agreement related to the investment in SGS that provides for, among other things, the composition of the board of directors of SGS and certain voting and governance rights of SGS. The Merger was a common control transaction as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of “Common Control” in Relation to ASC 805. The Sponsors represent a group of shareholders that hold more than 50% of the voting ownership interest of each entity and contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert existed. Accordingly, the Merger has been accounted for at the carrying amounts of the equity interest transferred.

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support primarily for Fortune 1000 companies. Our clients include leading computing/hardware, telecommunications service providers, software/networking, entertainment/media, retail, travel and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across approximately 50 locations in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

Note 2—Basis of Presentation

Our consolidated condensed financial statements as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 include our accounts and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Results of operations for the three and six months ended June 30, 2012 comprise the results of SGS and MergerSub from January 1,2012 of the period to April 27, 2012, the date of the Merger. As a result of the Merger, treasury stock was cancelled and 75,955 shares of common stock were cancelled and 1 share of common stock was reissued. The December 31,2011 equity amounts have not been adjusted for the effects of the Merger. MergerSub had no activities and all results presented are those of SGS.

We have evaluated subsequent events through the date these financial statements were issued.

Note 3—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012, or for any other interim period or future year.

Use of Estimates

The preparation of the consolidated condensed financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates including those related to revenue recognition, the allowance for bad debts, derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, self-insurance reserves, contingencies, litigation and restructuring liabilities, and goodwill and other intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis (as required), whether the derivatives that are used in cash flow hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a cash flow hedge or that it has ceased to be a highly effective hedge or if a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting prospectively. At June 30, 2012, all hedges were determined to be highly effective, except for certain hedges where we elect not to apply hedge accounting as defined by the authoritative guidance.

Our hedging program has been effective in all periods presented and the amount of hedge ineffectiveness has not been material.

As of June 30, 2012 and December 31, 2011, we had approximately $203,141 and $216,491, respectively, of foreign exchange risk hedged using forward exchange contracts. As of June 30, 2012, the forward exchange contracts we held were comprised of $154,476 of contracts determined to be effective cash flow hedges and $48,664 of contracts for which we elected not to apply hedge accounting.

As of June 30, 2012 and December 31, 2011, the fair market value of these derivative instruments designated as cash flow hedges reflected a gain of $1,055 and a loss of $2,424, respectively. As of June 30, 2012 and December 31, 2011, the fair market value of derivatives for which we elected not to apply hedge accounting reflected a gain of $1,163 and a loss of $1,078, respectively. As of June 30, 2012 and December 31, 2011, $846 of unrealized gains and $2,539 of unrealized losses, respectively, net of tax, may be reclassified from other comprehensive income to earnings within the next 12 months based on current foreign exchange rates. As of June 30, 2012 and December 31, 2011, included in other current assets is $242 and included in other current liabilities is $84, respectively, of fair market value of derivatives designated as cash flow hedges that were acquired from a commercial bank in which one of our financial sponsors owns a non-controlling interest.

For the three and six months ended June 30, 2012, the Company had realized a loss of $1,112 and a gain of $894, respectively, on hedges for which the Company elected to not apply hedge accounting. For the three and six months ended June 30, 2012, the Company realized losses of $365 and $338, respectively, on hedges which were deemed effective cash flow hedges. During the three and six months ended June 30, 2012, the Company realized no gain on hedges which were previously determined to be effective cash flow hedges.

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

	June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Forward exchange contracts	$2,218	$—	$2,218	$—

Total	$2,218	$—	$2,218	$—

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

At June 30, 2012 the fair value of our long term debt was $205,000. The fair value of our long term debt is determined from market quotations.

Note 4—Goodwill and Intangibles

Goodwill and Indefinite Lived Intangible Assets

We evaluate goodwill and indefinite lived intangible assets for impairment annually and whenever events or changes in circumstances suggest that the carrying value of goodwill and indefinite lived intangible assets may not be recoverable. We utilize internally developed models to estimate our expected future cash flow and utilize a discounted cash flow technique to estimate the fair value of the Company in connection with our evaluation of goodwill and indefinite lived intangible assets. No impairment of goodwill and indefinite lived intangible assets resulted from our most recent evaluation of goodwill and indefinite lived intangible assets for impairment, which occurred in the fourth quarter of 2011, and no indicators of impairment were identified during the three months ended June 30, 2012. Our next annual impairment assessment will be conducted in the fourth quarter of 2012.

Intangible Assets

We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows that the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in the statement of operations is the amount by which the carrying value of the assets exceeds their fair value, determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. There were no impairments recorded during the three months ended June 30, 2012.

Intangible assets at June 30, 2012 consisted of the following:

	Estimated useful life	Weighted average remaining life	Gross cost	Accumulated amortization	Net
Customer relationships	Up to 10 years	5.5	$98,749	$56,133	$42,616
Technology-based intangible assets	5 years	1.4	2,254	1,465	789
Trade names	indefinite	indefinite	16,100	—	16,100

			$117,103	$57,598	$59,505

Future amortization expense of our intangible assets for the next five years is expected to be as follows:

	Remainder of 2012	2013	2014	2015	2016	2017	Thereafter
Amortization	$7,165	$11,497	$7,571	$5,652	$4,435	$3,425	$3,660

Note 5—Severance, Restructuring and Other Charges, Net

During the three and six months ended June 30, 2012 we recorded a net expense of $6,648 and $9,452, respectively, primarily related to salary continuation related to reductions in workforce, legal charges related to our privatization transaction and the closure of a call center.

During the three and six months ended June 30, 2011 we recorded a net expense of $6,272 and $6,146, respectively, primarily related to a reduction in workforce that occurred in second quarter of 2011, the release of lease exit liabilities established at one of our facilities and direct third party transaction related expenses incurred related to the review and pursuit of business development related activities.

Severance, restructuring and other charges, net, consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Severance	$1,337	$5,593	$3,793	$6,151
Lease exit charges (benefits), net	2,723	262	3,071	(595)
Asset impairment charges	—	102	—	275
Transaction related expense	2,588	315	2,588	315

Severance, restructuring and other charges, net	$6,648	$6,272	$9,452	$6,146

A rollforward of the activity in the Company’s restructuring liabilities, which are included in liabilities, is as follows:

	Reduction in work-force and severance	Closure of call centers	Transaction related expense	Total
Balance at December 31, 2011	$1,945	$1,435	—	$3,380
Expense	3,793	3,071	2,588	9,452
Cash Paid	(4,461)	(1,542)	(92)	(6,095)
Reclassification (1)	—	(462)	—	(462)

Balance at June 30, 2012	$1,277	$2,502	$2,496	$6,275

(1)	During the six months ended June 30, 2012 the Company reclassified $462 from restructuring liabilities to deferred rent liabilities.

Note 6—Equipment and Fixtures, Net

Equipment and fixtures, net, consist of the following:

	June 30, 2012	December 31, 2011
Furniture and fixtures	$16,072	$15,366
Building improvements	49,322	47,870
Computer equipment	57,646	52,560
Software	35,266	30,920
Telecom and other equipment	53,261	54,241
Equipment and fixtures not yet placed in service	2,199	1,577

	$213,766	$202,534
Less: accumulated depreciation	(130,726)	(114,923)

	$83,040	$87,611

Note 7—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following:

	June 30, 2012	December 31, 2011
Compensation related amounts	$30,465	$31,477
Vacation liabilities	14,697	12,534
Medical and dental liabilities	2,336	2,284
Employer taxes	1,659	2,284
Retirement plans	9,509	10,112
Other benefit related liabilities	35	1,619

	$58,701	$60,310

Note 8—Other Accrued Expenses and Other Liabilities

Other accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
Professional fees	$4,816	$4,364
Accrued interest	5,836	5,963
Occupancy expense	1,762	1,879
Technology expense	2,218	2,623
Forward exchange contracts	746	3,605
Other accrued expenses	7,806	9,995

	$23,184	$28,429

Other liabilities consist of the following:

	June 30, 2012	December 31, 2011
Lease exit liability	$2,502	$1,083
Deferred revenue	716	1,397
Market lease reserves	946	1,639
Other	2,088	2,132

Total other current liabilities	$6,252	$6,251

Other long-term liabilities consist of the following:

	June 30, 2012	December 31, 2011
Deferred rent	$2,386	$1,755
Accrued income taxes	11,799	10,329
Market lease reserves	511	978
Other	231	755

Total other long-term liabilities	$14,927	$13,817

Note 9—Long-Term Debt and Revolving Credit Facility

Pursuant to an indenture dated as of October 1, 2009 (the “Indenture”), among Stream, certain of our subsidiaries and Wells Fargo Bank, National Association, as trustee, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”) at an initial offering price of 95.454% of the principal amount, the proceeds of which were used to pay off the debt from our Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of January 8, 2009, as amended, with PNC Bank, National Association and other signatories thereto along with debt acquired from EGS. In addition, we and certain of our subsidiaries (collectively, the “Borrowers”) entered into a credit agreement, dated as of October 1, 2009, as amended by the First Amendment to Credit Agreement dated June 3, 2011 and Second Amendment to Credit Agreement dated November 1, 2011 (as amended, the “Credit Agreement”), with Wells Fargo Capital Finance, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Facility”) of up to $100 million, including a $20 million sub-limit for letters of credit. The ABL Facility has a maturity of four years at an interest rate of Wells Fargo’s base rate plus 375 basis points or LIBOR plus 400 basis points at our discretion. We capitalized fees of $7,815 and $3,929 associated with the Notes and the Credit Agreement, respectively, at the inception of these agreements that are being amortized over their respective lives. We amortized $646 and $1,280 of such capitalized fees into expense for the three and six months ended June 30, 2012.

The ABL facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $20 million. As of June 30, 2012, we had $76,442 available under the ABL Facility. We are in compliance with the financial covenant in the Credit Agreement as of June 30, 2012. Substantially all of the assets of Stream excluding intangible assets secure the Notes and the ABL Facility. See Note 15 for Guarantor Financial Information.

Long-term borrowings consist of the following:

	June 30, 2012	December 31, 2011
Revolving line of credit	$18,140	$44,755
11.25% Senior Secured Notes	200,000	200,000
Other	1,835	1,215

	219,975	245,970
Less: current portion	(722)	(453)
Less: discount on notes payable	(4,853)	(5,743)

Long-term debt	$214,400	$239,774

Minimum principal payments on long-term debt subsequent to June 30, 2012 are as follows:

Total
2012	$341
2013	19,203
2014	200,369
2015	62
2016	—

Total	$219,975

We had Letters of Credit in the aggregate outstanding amounts of $5,167 at both June 30, 2012 and December 31, 2011.

We had $247 and $215 of restricted cash as of June 30, 2012 and December 31, 2011, respectively.

Note 10—Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive income as of June 30, 2012 and June 30, 2011:

	Unrealized gain on forward exchange contracts, net of tax	Cumulative translation adjustment	Accumulated Other Comprehensive Income (Loss)
Beginning balance December 31, 2011	$(2,406)	$(10,026)	$(12,432)
Current period other comprehensive income	3,211	(2,501)	710

Ending balance June 30, 2012	$805	$(12,527)	$(11,722)

	Unrealized gain on forward exchange contracts, net of tax	Cumulative translation adjustment	Accumulated Other Comprehensive Income (Loss)
Beginning balance December 31, 2010	$5,358	$(6,465)	$(1,107)
Current period other comprehensive income	(2,040)	4,450	2,410

Ending balance June 30, 2011	$3,318	$(2,015)	$1,303

The following table summarizes activity in other comprehensive income related to forward exchange contracts held by the Company during the three and six months ended June 30, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Change in fair value of forward exchange contracts, net of tax	$613	$345	$1,897	$1,249
Adjustment for net gains/losses realized and included in net income	(64)	(1,991)	1,314	(3,289)

Change in unrecognized gains/losses on forward exchange contracts	$549	$(1,646)	$3,211	$(2,040)

Note 11—Income Taxes

The domestic and foreign source component of income (loss) before taxes is as follows:

	Six months ended June 30, 2012	Six months ended June 30, 2011
Total US	$(19,834)	$(24,052)
Total Foreign	6,892	9,038

Total	$(12,942)	$(15,014)

The provisions for income taxes for the six months ended June 30, 2012 and 2011 relate primarily to the foreign source component of income (loss) before tax. Our operations in countries outside the United States are generally taxed at lower statutory rates and also benefit from tax holidays.

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

Internal Revenue Code Section 382 limits the amount of US tax attributes (Net operating loss carry forwards and tax credits) that can be utilized annually to offset future taxable income based on certain 3-year cumulative increases in the ownership interests of stockholders who are 5% shareholders under the code. The Company has determined that an ownership change occurred under these federal income tax provisions on April 27, 2012 in connection with the Merger. However the Company does not expect to generate U.S. taxable income in excess of the annual limitation in 2012.

As of June 30, 2012 and December 31, 2011, the liability for unrecognized tax benefits (including interest and penalties) was $10,769 and $10,349, respectively, and was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is $1,599 for both the six months ended June 30, 2012 and for the year ended December 31, 2011 of un-

benefitted tax losses, which would be realized if the related uncertain tax positions were settled. As of December 31, 2011, we had reserved $2,423 for accrued interest and penalties, which increased to $2,590 as of June 30, 2012. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. The total amount of net unrealized tax benefits that would affect income tax expense, if ever recognized in our consolidated financial statements, is $9,170. This amount includes interest and penalties of $2,590. We estimate that within the next 12 months, our unrecognized tax benefits, and interest and penalties, could decrease as a result of settlements with taxing authorities or the expiration of the statute of limitations by $511.

Note 12—Stock Options

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) was terminated on April 27, 2012 in connection with the merger, which was a “Reorganization Event” as defined under the terms of the 2008 Plan. In accordance with the 2008 Plan, the Company elected to offer a cash payment to each holder of unexercised options (“Options”) to purchase common stock (whether or not vested) equal to the excess, if any of (i) the $3.25 (the “Merger Price”) times the number of shares of common stock subject to such Options over (ii) the aggregate exercise price of such Option and any applicable tax withholdings, in exchange of such Options. There were no outstanding Options with an exercise price less than $3.25 per share of Common Stock, and accordingly, the Company was not required to make any cash payment with the termination of all outstanding Options under the 2008 Plan.

On June 8, 2012, the Board of Directors and stockholders of Parent approved the 2012 Stock Incentive Plan (the “2012 Plan”). The Plan provides for the grant of incentive and nonqualified stock options. The 2012 Plan has authorized grants of up to 80 shares of common stock at an exercise price of not less than 100% of the fair value of the common stock at the date of grant. The 2012 Plan provides that the options shall have terms not to exceed seven years from the grant date. Management intends to issue options under the 2012 Plan in the third quarter 2012 as replacement for certain options terminated under the 2008 Plan. Accordingly, the issuance of options under the 2012 Plan in order to replace those Options under the 2008 Plan that were terminated as described above will be accounted for as a modification. Any previously unrecognized compensation cost related to Options that management intends to replace will continue to be recognized over the remaining vesting term of the original award. Any incremental value attributable to the replacement award, computed as of the date that the replacement awards are approved by the Company’s Board of Directors (expected in the third quarter of 2012) will be recognized over the requisite service period of the replacement award. For those Options under the 2008 Plan that were terminated as described above and for which management does not intend to replace the award, the Company has accounted for the termination as a cancellation. Accordingly, management has recognized $492 of previously unrecognized compensation cost during the three and six months ended June 30, 2012 related to those options.

The 2008 Plan provided for the grant of incentive and nonqualified stock options. The 2008 Plan had authorized grants of up to 10,000 shares of common stock at an exercise price of not less than 100% of the fair value of the common stock at the date of grant. The 2008 Plan provided that the options shall have terms not to exceed ten years from the grant date. During the six months ended June 30, 2012 and 2011, we granted options to purchase 185 and 1,105, respectively, shares of our common stock to our employees that were subsequently terminated. Generally, the options vested over a five-year period.

During the six-month period ended June 30, 2012 and 2011, 1,471 and 1,768, respectively, stock option grants under the 2008 Plan were vested, zero were exercised, and 5,623 and 1,744, respectively, were forfeited.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the six months ended June 30, 2012 and 2011 under the 2008 Plan:

	Six months ended June 30, 2012	Six months ended June 30, 2011
Option term (years)	6.380	6.380
Volatility	71.89%	67.15% – 67.39%
Risk-free interest rate	1.14 – 1.43%	1.98 – 2.62%
Dividend yield	0%	0%
Weighted-average grant date fair value per option granted	$1.73	$1.81

The option term was calculated under the simplified method for all option grants issued during the quarters ended June 30, 2012 and 2011, as we do not have a long history of granting options. The volatility assumption is based on a weighted average of the historical volatilities for the company and its peer group. The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term in options.

Stock options under the 2008 Plan during the six months ended June 30, 2012 were as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2011	5,438	$5.86	—	7.56
Granted	185	6.00	$1.73
Exercised	—	—
Forfeited or canceled	5,623	5.85

Outstanding at June 30, 2012	—	$—		—

At June 30, 2012, no stock options were outstanding. There are no shares outstanding, vested, or expected to vest (including forfeiture adjusted unvested shares).

For the three months ended June 30, 2012 and 2011, we recognized net stock compensation expense of $861 and $432, respectively, for the stock options in the table above.

For the six months ended June 30, 2012 and 2011, we recognized net stock compensation expense of $1,418 and $1,073, respectively, for the stock options in the table above.

As of December 31, 2011, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of the shares of exercisable stock at December 31, 2011 was zero.

As of June 30, 2012 and December 31, 2011, there was $5,302 and $5,196, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the 2008 Plan.

Restricted stock award activity during the six months ended June 30, 2012 was as follows:

	Number of Shares	Weighted average Grant- Date Fair Value
Unvested December 31, 2011	81	$6.34
Granted	—	—
Vested	10	6.11
Forfeited	60	6.12

Unvested June 30, 2012	11	$7.85

For the three months ended June 30, 2012 and 2011, we recognized net compensation expense of $18 and $60, respectively, for the restricted stock awards. In connection with the Merger, shares of restricted stock will be paid at $3.25 per share to the restricted shareholders.

For the six months ended June 30, 2012 and 2011, we recognized net compensation expense of $56 and $164, respectively, for the restricted stock awards. Restricted stock awards vest either quarterly over four years for grants in 2008 or semi-annually over five years for grants after 2008.

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

Stream International (NI) Limited (“Stream NI”) has been involved in proceedings related to Stream NI’s termination in 2009 of its lease for certain premises in Northern Ireland. In June 2010, the landlord, Peninsula High-Tech Limited (the “Landlord”), commenced proceedings against Stream NI in the High Court of Justice in Northern Ireland alleging that the termination right under the lease was not validly exercised because Stream NI failed to reasonably perform and observe the covenants and conditions of the lease, and therefore such lease remained in subsistence and that the rent and service charges continued to accrue. In July 2012, Stream NI and the Landlord finalized terms of a settlement to the dispute. The settlement did not have a material adverse effect on our results of operations or financial condition.

Note 14—Geographic Operations and Concentrations

We operate in one operating segment and provide services primarily in two regions: “Americas”, which includes the United States, Canada, the Philippines, India, China, Nicaragua, the Dominican Republic, and El Salvador; and “EMEA”, which includes Europe, the Middle East, and Africa.

The following table presents geographic information regarding our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Americas
United States	$45,313	$46,481	$94,284	$99,360
Philippines	47,184	44,223	99,364	89,569
Canada	26,288	31,680	55,654	63,929
Others	27,951	23,719	56,132	47,507

Total Americas	146,736	146,103	305,434	300,365
EMEA	51,007	60,036	107,849	118,465

	$197,743	$206,139	$413,283	$418,830

	June 30, 2012	December 31, 2011
Total assets:
Americas	$507,874	$546,906
EMEA	61,071	71,128

	$568,945	$618,034

We derive significant revenues from three clients. At June 30, 2012, three of our largest clients by revenue are global technology companies. The percentage of revenue for each of these clients is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dell	10%	12%	10%	13%
Hewlett Packard	9%	10%	9%	10%
Microsoft	8%	10%	9%	10%

Related accounts receivable from these three clients were 13%, 9% and 5%, respectively, of our total accounts receivable at June 30, 2012.

Note 15—Guarantor Financial Information

The Notes are guaranteed by the Company, along with certain of our wholly owned subsidiaries. Such guaranties are full, unconditional and joint and several. Condensed consolidating financial information related to the Company, our guarantor subsidiaries and our non-guarantor subsidiaries as of June 30, 2012 are reflected below:

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$174,612	$23,131	$—	$197,743
Intercompany	—	(7,138)	96,313	(89,175)	—

	—	167,474	119,444	(89,175)	197,743

Direct cost of revenue
Customers	—	52,693	65,969		118,662
Intercompany	—	81,840	7,335	(89,175)	—

	—	134,533	73,304	(89,175)	118,662
Gross Profit	—	32,941	46,140	—	79,081
Operating expenses	945	44,506	39,832	—	85,283
Non-operating expenses	7,823	(2,828)	2,150	—	7,145
Equity in Earnings of Subsidiaries	5,698	—	—	(5,698)	—

Income (loss) before income taxes	(14,466)	(8,737)	4,158	5,698	(13,347)

Provision (benefit) for income taxes	—	(170)	1,289	—	1,119

Net income (loss)	$(14,466)	$(8,567)	$2,869	$5,698	$(14,466)

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$361,649	$51,634	$—	$413,283
Intercompany	—	13,407	188,700	(202,107)	—

	—	375,056	240,334	(202,107)	413,283
Direct cost of revenue
Customers	—	108,483	134,296		242,779
Intercompany	—	184,317	17,790	(202,107)	—

	—	292,800	152,086	(202,107)	242,779
Gross Profit	—	82,256	88,248	—	170,504
Operating expenses	1,618	87,610	79,759	—	168,987
Non-operating expenses	15,361	(4,394)	3,492	—	14,459
Equity in Earnings of Subsidiaries	(1,858)	—	—	1,858	—

Income (loss) before income taxes	(15,121)	(960)	4,997	(1,858)	(12,942)

Provision (benefit) for income taxes	—	(1,777)	3,956	—	2,179

Net income (loss)	$(15,121)	$817	$1,041	$(1,858)	$(15,121)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended June 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$(14,466)	$(8,567)	$2,869	$5,698	$(14,466)
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	549	(836)	1,385	(549)	549
Change in cumulative translation adjustment	(4,631)	(2,887)	(1,744)	4,631	(4,631)

Comprehensive income (loss)	$(18,548)	$(12,290)	$2,510	$9,780	$(18,548)

Condensed Consolidating Statement of Comprehensive Income

For the six months ended June 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$(15,121)	$817	$1,041	$(1,858)	$(15,121)
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	3,211	593	2,618	(3,211)	3,211
Change in cumulative translation adjustment	(2,501)	(1,338)	(1,163)	2,501	(2,501)

Comprehensive income (loss)	$(14,411)	$72	$2,496	$(2,568)	$(14,411)

Condensed Consolidating Balance Sheet

As of June 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$2,921	$8,227	$—	$11,154
Accounts receivable, net	—	126,980	16,587	—	143,567
Other Current Assets	2,763	16,793	8,460	—	28,016

Total current assets	2,769	146,694	33,274	—	182,737
Equipment and fixtures, net and other assets	2,719	50,368	46,867	—	99,954
Investment in Subsidiaries	436,087	74,384	17	(510,488)	—
Goodwill and intangible assets, net	—	175,771	110,483	—	286,254

Total assets	$441,575	$447,217	$190,641	$(510,488)	$568,945

Liabilities and Stockholders’ Equity
Current liabilities	$6,022	$46,765	$60,256	$—	$113,043
Intercompany payable (receivable)	21,768	(28,623)	6,855	—	—
Long-term liabilities	213,289	34,908	7,209	—	255,406
Total shareholders’ equity (deficit)	200,496	394,167	116,321	(510,488)	200,496

Total liabilities and stockholders’ equity	$441,575	$447,217	$190,641	$(510,488)	$568,945

Condensed Statements of Cash Flows

For the six months ended June 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(13,378)	$27,574	$21,124	$—	$35,320
Cash flows from investing activities:
Investment in subsidiaries	—	17,339	(17,339)	—	—
Additions to equipment and fixtures, net	—	(8,131)	(7,717)	—	(15,848)

Net cash used in investing activities	—	9,208	(25,056)	—	(15,848)

Cash Flows from financing activities:
Net repayments on line of credit	(26,615)	—	—	—	(26,615)
Net repayments on long term debt	—	765	(146)	—	619
Net repayments on capital leases	—	(4,358)	(1,282)	—	(5,640)
Net intercompany	40,004	(47,594)	7,590	—	—
Tax payments for withholding on restricted stock	(11)	—	—	—	(11)

Net cash provided by financing activities	13,378	(51,187)	6,162	—	(31,647)
Effect of exchange rates on cash and cash equivalents	—	4,845	(6,102)	—	(1,257)

Net decrease in cash and cash equivalents	—	(9,560)	(3,872)	—	(13,432)

Cash and cash equivalents, beginning of period	6	12,481	12,099	—	24,586

Cash and cash equivalents, end of period	$6	$2,921	$8,227	$—	$11,154

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our Business

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support primarily for Fortune 1000 companies. Our clients include leading computing/hardware, telecommunications service providers, software/networking, entertainment/media, retail, travel and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across approximately 50 locations in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

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

Critical Accounting Policies

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We define our “critical accounting policies” as those that require us to make subjective estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations or that concern the specific manner in which we apply GAAP. On an on-going basis, we evaluate our estimates including those related to revenue recognition, the allowance for bad debts, derivatives and hedging activities, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, self-insurance reserves, contingencies, litigation and restructuring liabilities, and goodwill and other intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to assess a range of potential outcomes.

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

As of June 30, 2012 and 2011 we maintained a full valuation allowance against our deferred tax assets in certain countries including the United States. We currently do not have sustained profitability sufficient to support a conclusion that a valuation allowance is not required.

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

Internal Revenue Code Section 382 limits the amount of US tax attributes (Net operating loss carry forwards and tax credits) that can be utilized annually to offset future taxable income based on certain 3-year cumulative increases in the ownership interests of stockholders who are 5% shareholders under the code. The Company has determined that an ownership change occurred under these federal income tax provisions on April 27, 2012 in connection with the Merger. However the Company does not expect to generate U.S. taxable income in excess of the annual limitation in 2012.

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

On April 27, 2012 for the purpose of going private, Stream Acquisition, Inc., a Delaware corporation (“MergerSub”) wholly-owned by SGS Holdings LLC (“Parent”), entered into a Contribution and Exchange Agreement, pursuant to which Parent contributed 73,094 shares of common stock of Stream Global Services, Inc. (“SGS”) (approximately 96.2% of all outstanding SGS shares) to MergerSub. Immediately thereafter, MergerSub effected a merger (the “Merger”) pursuant to which MergerSub was merged with and into SGS, with SGS continuing as the surviving corporation. As a result of the Merger, SGS became a wholly-owned subsidiary of Parent, which is controlled by affiliates of Ares Corporate Opportunities Fund II, L.P., EGS Dutchco B.V. and NewBridge International Investments Ltd., (collectively, the “Sponsors”).

The Sponsors constitute a group of shareholders who, prior to the time of and following the Merger, held the majority of the voting ownership of SGS through a parent entity. Since 2009, the Sponsors have been parties to a stockholders agreement related to the investment in SGS that provides for, among other things, the composition of the board of directors of SGS and certain voting and governance rights of SGS. The Merger was a common control transaction as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of “Common Control” in Relation to ASC 805. The Sponsors represent a group of shareholders that hold more than 50% of the voting ownership interest of each entity and contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert existed. Accordingly, the Merger has been accounted for at the carrying amounts of the equity interest transferred.

Management intends to issue options under the 2012 Stock Incentive Plan (the “2012 Plan”) in the third quarter 2012 as replacement for certain options terminated under the 2008 Stock Incentive Plan (the “2008 Plan”). Accordingly, the issuance of options under the 2012 Plan in order to replace those Options under the 2008 Plan that were terminated as described in the notes to the financial statements will be accounted for as a modification. Any previously unrecognized compensation cost related to Options that management intends to replace will continue to be recognized over the remaining vesting term of the original award. Any incremental value attributable to the replacement award, computed as of the date that the replacement awards are approved by the Company’s Board of Directors (expected in the third quarter of 2012) will be recognized over the requisite service period of the replacement award. We expect to incur a charge in the third quarter related to the grant of options under the 2012 Plan but do not have the ability to estimate the charge at this time.

Results of Operations

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Revenue. Revenues decreased $8.4 million, or 4.1%, to $197.7 million for the three months ended June 30, 2012, compared to $206.1 million for the three months ended June 30, 2011. The decrease is primarily attributable to fluctuations in currency exchange rates (primarily the Euro) of $4.9 million, an investment in future growth with a key client and lower volumes on certain key accounts in North America partially offset by increased revenue in offshore locations.

Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, the Dominican Republic, China, Nicaragua, Tunisia and Egypt increased $5.4 million, or 6.4%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011 due to higher client volumes. Revenues in our offshore service centers represented 45.6% of consolidated revenues for the three months ended June 30, 2012, compared to 41.1% in the same period in 2011. Revenues for services performed in our United States and Canadian service centers decreased $6.6 million, or 8.4%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. This decrease is primarily attributed to volume shifting to offshore locations. Revenues for services performed in European service centers decreased $7.3 million, or 16.8%, for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. This decrease is attributable to the weakening of the Euro relative to the U.S. Dollar which resulted in approximately $4.3 million lower revenue in the second quarter of 2012 on a constant currency basis and customer demand shifting volume to offshore locations.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) decreased $5.4 million, or 4.4%, to $118.7 million for the three months ended June 30, 2012, compared to $124.1 million for the three months ended June 30, 2011. The decrease is primarily attributable to the variable payroll expense on lower revenue in the year over year quarter.

Gross Profit. Gross profit decreased $2.9 million, or 3.5%, to $79.1 million for the three months ended June 30, 2012 from $82.0 million for the three months ended June 30, 2011. Gross profit as a percentage of revenue was 40.0% and 39.8% for the three months ended June 30, 2012 and 2011, respectively.

Operating Expenses. Operating expenses consists of selling, general and administrative expense, severance, restructuring and other charges, net and depreciation and amortization expense. Operating expenses decreased $3.4 million, or 3.8%, to $85.3 million for the three months ended June 30, 2012, compared to $88.7 million for the three months ended June 30, 2011. Operating expenses as a percentage of revenues was 43.1% for the three months ended June 30, 2012 compared to 43.0% for the three months ended June 30, 2011.

Selling, general and administrative expense decreased 3.9%, from $67.2 million for the three months ended June 30, 2011 to $64.6 million for the three months ended June 30, 2012. Selling, general and administrative expense as a percentage of revenue was 32.7% and 32.6% for the three months ended June 30, 2012 and 2011, respectively. As a result of the termination of the 2008 Stock Incentive Plan, stock compensation expense related to the termination of awards that will not be replaced (which is included in selling, general and administrative expense) was incurred. Excluding this expense, selling, general and administrative expense as a percentage of revenue would have been lower for the three months ended June 30, 2012 than the same period in 2011.

Severance, restructuring and other charges were $6.6 million and $6.3 million for the three months ended June 30, 2012 and 2011, respectively. The charge in 2012 primarily relates to salary continuation expense of approximately $1.3 million related to non-agent severance and $2.7 million related to management’s decision to exit locations and eliminate un-profitable programs, and approximately $2.6 million of legal expenses related to the Merger transaction in April of 2012. The charge in 2011 principally relates to severance costs of $5.6 million in connection with a reduction in non-agent staffing during the second quarter.

Depreciation and amortization expense was $14.1 million and $15.2 million for the three months ended June 30, 2012 and 2011, respectively. The decrease in depreciation and amortization is related to the scheduled step down of amortization expense.

Other Expenses, Net. Other expenses, net include interest expense and foreign currency gains and losses. Other expenses, net decreased $0.2 million, or 2.2%, to $7.1 million for the three months ended June 30, 2012, compared to $7.3 million for the three months ended June 30, 2011.

Interest expense was $7.1 million for both the three months ended June 30, 2012 and 2011.

Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the three months ended June 30, 2012, we recorded a foreign currency loss of $0.1 million versus a loss of $0.2 million for the comparable period in the prior year. The majority of our foreign currency gains and losses relate to the revaluation of certain intercompany and other balance sheet accounts which were denominated in currencies other than the functional currency.

Provision for Income Taxes. Income taxes were $1.1 million and $1.9 million for the three months ended June 30, 2012 and 2011, respectively. Foreign tax expense, where we generally have taxable income, was $1.0 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively. In the United States, we recorded a tax expense of $0.1 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively, primarily as a result of state taxes. We operate in a number of countries outside the United States where we are generally taxed at lower statutory rates than the United States and also benefit from tax holidays in some foreign locations.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Revenue. Revenues decreased $5.5 million, or 1.3%, to $413.3 million for the six months ended June 30, 2012, compared to $418.8 million for the six months ended June 30, 2011. The decrease is primarily attributable to fluctuations in currency exchange rates (primarily the Euro) of $6.8 million, investment in a significant customer relationship and lower volumes on certain key accounts in North America occurring primarily in the second quarter of 2012 partially offset by increased revenue in offshore locations.

Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, the Dominican Republic, China, Nicaragua, Tunisia and Egypt increased $17.6 million, or 10.5%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011 due to higher client volumes. Revenues in our offshore service centers represented 45.1% of consolidated revenues for the six months ended June 30, 2012, compared to 40.3% in the same period in 2011. Revenues for services performed in our United States and Canadian service centers decreased $13.4 million, or 8.2%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. This decrease is primarily attributed to volume shifting to offshore locations.

Revenues for services performed in European service centers decreased $9.8 million, or 11.3%, for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. This decrease is attributable to the weakening of the Euro relative to the U.S. Dollar which resulted in approximately $6.0 million lower revenue in the six months ended June 30, 2012 on a constant currency basis and customer demand shifting volume to offshore locations.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) decreased $3.3 million, or 1.3%, to $242.8 million for the six months ended June 30, 2012, compared to $246.1 million for the six months ended June 30, 2011. The decrease is primarily attributable to clients’ demand of shifting volumes to off-shore locations having a higher gross margin.

Gross Profit. Gross profit decreased $2.2 million, or 1.3%, to $170.5 million for the six months ended June 30, 2012 from $172.7 million for the six months ended June 30, 2011. Gross profit as a percentage of revenue was 41.3% and 41.2% for the six months ended June 30, 2012 and 2011, respectively.

Operating Expenses. Operating expenses consists of selling, general and administrative expense, severance, restructuring and other charges, net and depreciation and amortization expense. Operating expenses decreased $2.9 million, or 1.7%, to $169.0 million for the six months ended June 30, 2012, compared to $171.9 million for the six months ended June 30, 2011. Operating expenses as a percentage of revenues decreased to 40.9% for the six months ended June 30, 2012 compared to 41.0% for the six months ended June 30, 2011.

Selling, general and administrative expense decreased 3.8%, from $136.0 million for the six months ended June 30, 2011 to $130.9 million for the six months ended June 30, 2012. Selling, general and administrative expense as a percentage of revenue was 31.7% and 32.5% for the six months ended June 30, 2012 and 2011, respectively. The decrease in selling, general and administrative expense is the result of the full year realization of benefits of profit improvement initiatives that were completed in the second half of 2011.

Severance, restructuring and other charges were $9.5 million and $6.1 million for the six months ended June 30, 2012 and 2011, respectively. The charge in 2012 primarily relates to salary continuation expense of approximately $3.8 million related to non-agent severance and $3.1 million related to management’s decision to exit locations and eliminate un-profitable programs, and approximately $2.6 million of legal expenses related to the Merger transaction in April of 2012. The charge in 2011 principally relates to severance costs of $6.2 million in connection with a reduction in non-agent staffing during the six months ended June 30, 2011.

Depreciation and amortization expense was $28.7 million and $29.7 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in depreciation and amortization is related to the scheduled step down of amortization expense. Depreciation expense is consistent from 2011 to 2012.

Other Expenses, Net. Other expenses, net include interest expense and foreign currency gains and losses. Other expenses, net decreased $1.3 million, or 8.6%, to $14.5 million for the six months ended June 30, 2012, compared to $15.8 million for the six months ended June 30, 2011.

Interest expense was $14.7 million and $14.4 million for the six months ended June 30, 2012 and 2011, respectively.

Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the six months ended June 30, 2012, we recorded a foreign currency gain of $0.2 million versus a loss of $1.4 million for the comparable period in the prior year. The majority of our foreign currency gains and losses relate to the revaluation of certain intercompany and other balance sheet accounts which were denominated in currencies other than the functional currency.

Provision for Income Taxes. Income taxes were $2.2 million and $3.0 million for the six months ended June 30, 2012 and 2011, respectively. Foreign tax expense, where we generally have taxable income, was $2.0 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively. In the United States, we recorded a tax expense of $0.2 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively, primarily as a result of state taxes. We operate in a number of countries outside the United States where we are generally taxed at lower statutory rates than the United States and also benefit from tax holidays in some foreign locations.

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

We made capital expenditures (including amounts financed under capital leases) of $18.1 million in the six months ended June 30, 2012 as compared to $19.4 million for the six months ended June 30, 2011. We expect to continue to make capital expenditures to build new service centers, upgrade existing service centers, meet new contract requirements and maintain and upgrade our infrastructure.

We have outstanding $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”), which mature on October 1, 2014. The Notes were issued pursuant to an Indenture among us, certain of our subsidiaries (the “Note Guarantors”), and Wells Fargo Bank, N.A., as trustee (the “Indenture”). The Indenture contains restrictions on our ability to incur additional secured indebtedness under certain circumstances. Interest on the Notes is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2010.

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

In October 2009, Stream, Stream Holdings Corporation, Stream International, Inc., Stream New York, Inc., Stream Global Solutions-US, Inc., Stream Global Solutions-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V., Stream International Service Europe B.V., and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”), entered into a Credit Agreement, as amended by the First Amendment to Credit Agreement dated June 3, 2011 and Second Amendment to Credit Agreement dated November 1, 2011, with Wells Fargo Capital Finance, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders (the “Credit Agreement”), providing for the revolving credit financing (the “ABL Facility”) of up to $100.0 million, including a $20.0 million sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The ABL Facility has a term of four years at an interest rate of Wells Fargo’s base rate plus 375 basis points or LIBOR plus 400 basis points at our discretion. The ABL Facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $20.0 million. At June 30, 2012, we had $76.4 million available under the ABL Facility. We were in compliance with the financial covenant as of June 30, 2012.

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of June 30, 2012, we had approximately $5.2 million of these letters of credit in place under our ABL Facility. The obligations under the letters of credit decline annually as the underlying obligations are satisfied.

Unrestricted cash and cash equivalents totaled $10.9 million for the six months ended June 30, 2012 which is a $12.7 million decrease compared to $23.6 million for the six months ended June 30, 2011. The amount of cash and cash equivalents on hand at any given time is primarily affected by timing differences between the collection of our accounts receivables and payment of our expenses. The timing of collections are a function of contractually agreed payment terms with our clients while certain routine disbursements (e.g. payrolls) are based on prevailing convention or statutory requirements in each jurisdiction where we do business. Our ABL Facility is utilized to provide a bridge between these timing differences allowing us to more effectively utilize our cash and cash equivalents on hand. A substantial portion of our cash and cash equivalents is located in foreign countries and may be subject to foreign withholding taxes if repatriated to the United States.

Working capital decreased $22.8 million to $69.7 million for the six months ended June 30, 2012, compared to $92.5 million for the six months ended June 30, 2011 primarily due to improved collections of accounts receivable.

Net cash provided by operating activities totaled $35.3 million for the six months ended June 30, 2012, a $7.5 million decrease from the $42.8 million provided by operations for the six months ended June 30, 2011 attributed to increased collections resulting from a non-recurring improvement in days sales outstanding during the six months ended June 30, 2011 and higher performance-based incentive compensation payments during the six months ended June 30, 2012.

Net cash used in investing activities totaled $15.8 million for the six months ended June 30, 2012 which is a $0.9 million decrease from the $16.7 million used in the period ended June 30, 2011. The decrease is due to higher capital leases and other vendor financing used to finance capital expenditures to support the growth in our business in 2012.

Net cash used in financing activities totaled $31.6 million for the six months ended June 30, 2012, a $9.3 million increase from the $22.3 million of cash used in financing activities for the period ended June 30, 2011. The change was primarily due to an increase in net repayments on our ABL Facility line of credit of $21.0 million, offset by the common stock repurchase of $12.1 million in 2011.

Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. dollars or vice versa, and generally mature in one to 18 months. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $203.1 million as of June 30, 2012 and $218.6 million as of June 30, 2011.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments bear interest at variable rates. At June 30, 2012, we had outstanding borrowings under variable rate debt agreements that totaled approximately $19.4 million. A hypothetical 1% increase in the interest rate would have increased interest expense by approximately $0.2 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our variable rate borrowings reflects fair value due to their short-term and variable interest rate features.

We had no outstanding interest rate derivatives covering interest rate exposure at June 30, 2012.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using our service centers in several non-U.S. locations. Although the contracts with these clients are typically priced in U.S. Dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in the local currency of the country in which the contracts are serviced which creates foreign exchange exposure. The majority of this exposure is in Canada, India, the Dominican Republic, Egypt, Germany, Spain, Italy, Netherlands, the Philippines and Nicaragua. We serve most of our EMEA-based clients using our service centers in the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, Denmark, Bulgaria, Egypt, and Tunisia. We typically bill our EMEA-based clients in Euros. While a substantial portion of the costs incurred to render services under these contracts are denominated in Euros, we also incur costs in non-Euro currencies of the local countries in which the contracts are serviced which creates foreign exchange exposure.

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

The following summarizes the relative (weakening)/strengthening of the U.S. Dollar against the local currency during the years presented:

	Six Months Ended June 30,
	2012	2011
U.S. Dollar vs. Canadian Dollar	0.5%	(2.4%)
U.S. Dollar vs. Euro	2.9%	(7.9%)
U.S. Dollar vs. Indian Rupee	3.3%	0.5%
U.S. Dollar vs. Philippine Peso	(3.4%)	(1.2%)

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

Given the significance of our foreign operations and the potential volatility of certain of these currencies versus the U.S. Dollar, we use forward purchases of Philippine Pesos, Canadian Dollars, Euros and Indian Rupees to minimize the impact of currency fluctuations. As of June 30, 2012, we had entered into forward contracts with financial institutions to acquire the following currencies:

Currency	Notional Value (in thousands)	USD Equivalent (in thousands)	Highest Rate	Lowest Rate
Philippine Peso	5,988,984	140,290	44.61	42.20
Canadian Dollar	48,600	47,615	1.05	0.98
Indian Rupee	652,500	11,436	58.36	46.75
Euro	3,000	3,799	1.27	1.27

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

(a) Disclosure Controls and Procedures

Our Chief Executive Officer, Kathryn V. Marinello, and our Interim Chief Financial Officer, Michael Henricks (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of June 30, 2012 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Stream in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Stream International (NI) Limited (“Stream NI”) has been involved in proceedings related to Stream NI’s termination in 2009 of its lease for certain premises in Northern Ireland. In June 2010, the landlord, Peninsula High-Tech Limited (the “Landlord”), commenced proceedings against Stream NI in the High Court of Justice in Northern Ireland alleging that the termination right under the lease was not validly exercised because Stream NI failed to reasonably perform and observe the covenants and conditions of the lease, and therefore such lease remained in subsistence and that the rent and service charges continued to accrue. In July 2012, Stream NI and the Landlord finalized terms of a settlement to the dispute. The settlement did not have a material adverse effect on our results of operations or financial condition.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. As of June 30, 2012, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2011, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

STREAM GLOBAL SERVICES, INC.

August 8, 2012	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 8, 2012	By:	/s/ Michael Henricks
Michael Henricks Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Stream Global Services, Inc., adopted April 27, 2012 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2012 (File No. 001-33739) and incorporated herein by reference).

3.2	Fourth Amended and Restated Bylaws of Stream Global Services, Inc., adopted April 27, 2012 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2012 (File No. 001-33739) and incorporated herein by reference).

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.