Form 10-Q/A
period 2012-06-30
Stream Global Services, Inc.
filed 2012-08-13
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Stream Global Services, Inc. (the “Company”) for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 8, 2012 (the “Form 10-Q”), is to furnish, in accordance with Rule 405 of Regulation S-T, the correct version of Exhibit 101 which was not included with the Form 10-Q filed due to an error by the Company’s financial printer.

Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

As provided in Rule 406T of Regulation S-T, the interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STREAM GLOBAL SERVICES, INC.

August 13, 2012	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello Chairman, Chief Executive Officer and President (Principal Executive Officer)

August 13, 2012	By:	/s/ Michael Henricks
Michael Henricks Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Stream Global Services, Inc., adopted April 27, 2012 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2012 (File No. 001-33739) and incorporated herein by reference).

3.2	Fourth Amended and Restated Bylaws of Stream Global Services, Inc., adopted April 27, 2012 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2012 (File No. 001-33739) and incorporated herein by reference).

31.1****	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2****	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1****	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2****	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
****	Previously filed.

4