Form 10-Q
period 2012-09-30
Stream Global Services, Inc.
filed 2012-10-30
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 1,000 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of October 29, 2012.

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Unaudited Consolidated Condensed Financial Statements	1
	Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	1
	Consolidated Condensed Statements of Operations for the three months ended September 30, 2012 and September 30, 2011 and the nine months ended September 30, 2012 and September 30, 2011	2
	Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended September 30, 2012 and September 30, 2011 and the nine months ended September 30, 2012 and September 30, 2011	3
	Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		28

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
SIGNATURES		29

Stream is a registered trademark of Stream Global Services, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

STREAM GLOBAL SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$12,116	$24,586
Accounts receivable, net of allowance for bad debts of $183 and $263 at September 30, 2012 and December 31, 2011, respectively	166,603	165,963
Income taxes receivable	2,596	644
Deferred income taxes	9,221	13,061
Prepaid expenses and other current assets	16,700	14,117
Total current assets	207,236	218,371
Equipment and fixtures, net	95,578	87,611
Deferred income taxes	4,350	3,711
Goodwill	226,749	226,749
Intangible assets, net	55,923	66,671
Other assets	13,318	14,921
Total assets	$603,154	$618,034
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,600	$13,827
Accrued employee compensation and benefits	60,142	60,310
Other accrued expenses	27,531	28,429
Income taxes payable	1,435	1,919
Current portion of long-term debt	2,949	453
Current portion of capital lease obligations	9,882	10,743
Other liabilities	6,111	6,251
Total current liabilities	121,650	121,932
Long-term debt, net of current portion	239,263	239,774
Capital lease obligations, net of current portion	6,773	9,964
Deferred income taxes	16,219	19,103
Other long-term liabilities	15,630	13,817
Total liabilities	399,535	404,590
Contingencies (Note 13)
Stockholders’ equity:
Voting common stock, par value $0.001 per share, 1 share authorized and outstanding at September 30, 2012 and December 31, 2011	—	—
Additional paid-in-capital	335,259	346,605
Treasury stock, at cost	—	(13,645)
Accumulated deficit	(124,386)	(107,084)
Accumulated other comprehensive loss	(7,254)	(12,432)
Total stockholders’ equity	203,619	213,444
Total liabilities and stockholders’ equity	$603,154	$618,034

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$210,931	$207,996	$624,213	$626,825
Direct cost of revenue	121,997	122,909	364,775	369,010
Gross profit	88,934	85,087	259,438	257,815
Operating expenses:
Selling, general and administrative expenses	63,665	66,202	194,526	202,238
Severance, restructuring and other charges, net	3,419	2,449	12,871	8,595
Depreciation and amortization expense	14,554	15,848	43,227	45,593
Total operating expenses	81,638	84,499	250,624	256,426
Income from operations	7,296	588	8,814	1,389
Other expenses, net:
Foreign currency loss	1,258	2,713	1,053	4,122
Interest expense, net	7,422	7,250	22,087	21,656
Total other expenses, net	8,680	9,963	23,140	25,778
Loss before provision for income taxes	(1,384)	(9,375)	(14,326)	(24,389)
Provision for income taxes	797	378	2,976	3,337
Net loss	$(2,181)	$(9,753)	$(17,302)	$(27,726)

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(2,181)	$(9,753)	$(17,302)	$(27,726)
Other comprehensive income (loss):
Change in unrealized gain (loss) on forward exchange contracts, net of tax	2,316	(6,628)	5,527	(8,668)
Change in cumulative translation adjustment (1)	2,151	(5,219)	(349)	(769)
Comprehensive income (loss)	$2,286	$(21,600)	$(12,124)	$(37,163)

(1)          During the nine months ended September 30, 2012, we substantially liquidated our investment in Costa Rica. Accordingly, we recognized $228 from cumulative translation adjustment to other foreign currency loss in our statement of operations. There were no sales or liquidations of investments in foreign entities during the other periods presented. Therefore, there is no adjustment for 2011.

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net loss	$(17,302)	$(27,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,227	45,593
Amortization of bond discount and debt issuance costs	3,302	2,953
Deferred taxes	415	313
Loss on impairment or disposal of assets	433	439
Noncash stock compensation	2,310	1,880
Other noncash adjustments	(228)	—
Changes in operating assets and liabilities:
Accounts receivable	(371)	20,439
Income taxes receivable	(1,958)	(32)
Prepaid expenses and other current assets	518	(10)
Other assets	(356)	356
Accounts payable	(255)	(84)
Accrued expenses and other liabilities	2,394	3,450
Net cash provided by operating activities	32,129	47,571
Investing Activities:
Additions to equipment and fixtures	(36,556)	(26,827)
Net cash used in investing activities	(36,556)	(26,827)
Financing activities:
Net borrowings (repayments) on line of credit (Note 9)	(8,095)	3,154
Payments on long-term debt	(559)	(169)
Payment of capital lease obligations	(9,375)	(7,880)
Proceeds from issuance of debt	9,278	466
Proceeds from capital leases	630	—
Tax payments for withholding on restricted stock	(11)	(22)
Repurchase of common stock	—	(12,095)
Net cash used in financing activities	(8,132)	(16,546)
Effect of exchange rates on cash and cash equivalents	89	(1,317)
Net increase (decrease) in cash and cash equivalents	(12,470)	2,881
Cash and cash equivalents, beginning of period	24,586	18,489
Cash and cash equivalents, end of period	$12,116	$21,370
Supplemental cash flow information:
Cash paid for interest	$14,044	$13,591
Cash paid for income taxes	6,140	7,482
Noncash financing activities:
Capital lease financing	4,592	9,098

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

September 30, 2012

(Unaudited)

(In thousands)

Note 1—Our Business

Stream Global Services, Inc. (“we”, “us”, “Stream”, the “Company” or “SGS”) is a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support primarily for Fortune 1000 companies. Our clients include leading computing/hardware, telecommunications service providers, software/networking, entertainment/media, retail, travel and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across approximately 52 locations in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

We are a corporation organized under the laws of the State of Delaware. We were incorporated on June 26, 2007. We consummated our initial public offering in October 2007. In October 2009, we acquired EGS Corp., a Philippines corporation (“EGS”) in a stock-for-stock exchange.

On April 27, 2012 for the purpose of going private, Stream Acquisition, Inc., a Delaware corporation (“MergerSub”) wholly-owned by SGS Holdings LLC (now SGS Holdings, Inc.) (“Parent”), entered into a Contribution and Exchange Agreement, pursuant to which Parent contributed 73,094 SGS shares (approximately 96.2% of all outstanding SGS shares) to MergerSub. Immediately thereafter, MergerSub effected a merger (the “Merger”) pursuant to which MergerSub was merged with and into the Company, with the Company continuing as the surviving corporation. As a result of the Merger, the Company became a wholly-owned subsidiary of Parent, which is controlled by affiliates of Ares Corporate Opportunities Fund II, L.P., EGS Dutchco B.V. and NewBridge International Investments Ltd., (collectively, the “Sponsors”).

The Sponsors constitute a group of shareholders who, prior to the time of and following the Merger, held the majority of the voting ownership of SGS through a parent entity. Since 2009, the Sponsors have been parties to a stockholders agreement related to the investment in SGS that provides for, among other things, the composition of the board of directors of SGS and certain voting and governance rights of SGS. The Merger was a common control transaction as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of “Common Control” in Relation to ASC 805. The Sponsors represent a group of shareholders that hold more than 50% of the voting ownership interest of each entity and contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert existed. Accordingly, the Merger has been accounted for at the carrying amounts of the equity interests transferred.

Note 2—Basis of Presentation

Our consolidated condensed financial statements as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 include our accounts and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Results of operations for the three and nine months ended September 30, 2012 comprise the results of SGS and MergerSub from January 1, 2012 of the period to April 27, 2012, the date of the Merger. As a result of the Merger, treasury stock was cancelled and 75,955 shares of common stock were cancelled and 1 share of common stock was reissued. The December 31, 2011 equity amounts have been adjusted for the effects of the Merger. MergerSub had no activities and all results presented are those of SGS.

We have evaluated subsequent events through the date these financial statements were issued.

Note 3—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ended December 31, 2012, or for any other interim period or future year.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis (as required), whether the derivatives that are used in cash flow hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a cash flow hedge or that it has ceased to be a highly effective hedge or if a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting prospectively. At September 30, 2012, all hedges were determined to be highly effective, except for certain hedges where we elect not to apply hedge accounting as defined by the authoritative guidance.

Our hedging program has been effective in all periods presented and the amount of hedge ineffectiveness has not been material.

As of September 30, 2012 and December 31, 2011, we had approximately $205,603 and $216,491, respectively, of foreign exchange risk hedged using forward exchange contracts. As of September 30, 2012, the forward exchange contracts we held were comprised of $156,660 of contracts determined to be effective cash flow hedges and $48,943 of contracts for which we elected not to apply hedge accounting.

As of September 30, 2012 and December 31, 2011, the fair market value of these derivative instruments designated as cash flow hedges reflected a gain of $3,931 and a loss of $2,424, respectively. As of September 30, 2012 and December 31, 2011, the fair market value of derivatives for which we elected not to apply hedge accounting reflected a gain of $548 and a loss of $1,078, respectively. As of September 30, 2012 and December 31, 2011, $3,507 of unrealized gains and $2,539 of unrealized losses, respectively, may be reclassified from other comprehensive income to earnings within the next 12 months based on current foreign exchange rates. As of September 30, 2012 and December 31, 2011, included in other current assets is $582 and included in other current liabilities is $84, respectively, of fair market value of derivatives designated as cash flow hedges that were acquired from a commercial bank in which one of our financial sponsors owns a non-controlling interest.

For the three and nine months ended September 30, 2012, the Company had realized net gains of $589 and of $1,483, respectively, on hedges for which the Company elected to not apply hedge accounting. For the three and nine months ended September 30, 2012, the Company realized net gains of $218 and net losses of $120, respectively, on hedges which were deemed effective cash flow hedges. During the three and nine months ended September 30, 2012, the Company realized no gain on hedges which were previously determined to be effective cash flow hedges.

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

	September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Forward exchange contracts	$4,479	$—	$4,479	$—
Total	$4,479	$—	$4,479	$—

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

At September 30, 2012 the fair value of our long term debt was $209,000. The fair value of our long term debt is determined from market quotations.

Note 4—Goodwill and Intangibles

Goodwill and Indefinite Lived Intangible Assets

We evaluate goodwill and indefinite lived intangible assets for impairment annually and whenever events or changes in circumstances suggest that the carrying value of goodwill and indefinite lived intangible assets may not be recoverable. We utilize internally developed models to estimate our expected future cash flow and utilize a discounted cash flow technique to estimate the fair value of the Company in connection with our evaluation of goodwill and indefinite lived intangible assets. No impairment of goodwill and indefinite lived intangible assets resulted from our most recent evaluation of goodwill and indefinite lived intangible assets for impairment, which occurred in the fourth quarter of 2011, and no indicators of impairment were identified during the three months ended September 30, 2012. Our next annual impairment assessment will be conducted in the fourth quarter of 2012.

Intangible Assets

We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows that the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in the statement of operations is the amount by which the carrying value of the assets exceeds their fair value, determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. There were no impairments recorded during the three months ended September 30, 2012.

Intangible assets at September 30, 2012 consisted of the following:

	Estimated useful life	Weighted average remaining life	Gross cost	Accumulated amortization	Net
Customer relationships	Up to 10 years	5.3	$98,749	$59,594	$39,155
Technology-based intangible assets	5 years	1.2	2,226	1,558	668
Trade names	indefinite	Indefinite	16,100	—	16,100
			$117,075	$61,152	$55,923

Future amortization expense of our intangible assets for the next five years is expected to be as follows:

	Remainder of 2012	2013	2014	2015	2016	2017	Thereafter
Amortization	$3,583	$11,497	$7,571	$5,652	$4,435	$3,425	$3,660

Note 5—Severance, Restructuring and Other Charges, Net

During the three and nine months ended September 30, 2012 we recorded a net expense of $3,419 and $12,871, respectively, primarily related to salary continuation related to reductions in workforce, legal charges related to our privatization transaction in the second quarter and the closure of call centers.

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

Severance, restructuring and other charges, net, consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Severance	$1,461	$3,083	$5,254	$9,234
Lease exit charges (benefits), net	1,668	12	4,739	(834)
Asset impairment charges	—	—	—	275
Transaction related expense	290	(646)	2,878	(80)
Severance, restructuring and other charges, net	$3,419	$2,449	$12,871	$8,595

The activity in the Company’s restructuring liabilities, which are included in liabilities, is as follows:

	Reduction in work-force and severance	Closure of call centers	Transaction related expense	Total
Balance at December 31, 2011	$1,945	$1,435	—	$3,380
Expense	5,254	4,739	2,878	12,871
Cash Paid	(5,360)	(3,046)	(2,488)	(10,894)
Reclassification (1)	—	(462)	—	(462)
Balance at September 30, 2012	$1,839	$2,666	$390	$4,895

(1)               During the nine months ended September 30, 2012 the Company reclassified $462 from restructuring liabilities to deferred rent liabilities.

Note 6—Equipment and Fixtures, Net

Equipment and fixtures, net, consist of the following:

	September 30, 2012	December 31, 2011
Furniture and fixtures	$16,761	$15,366
Building improvements	52,273	47,870
Computer equipment	64,306	52,560
Software	37,684	30,920
Telecom and other equipment	54,394	54,241
Equipment and fixtures not yet placed in service	13,101	1,577
	$238,519	$202,534
Less: accumulated depreciation	(142,941)	(114,923)
	$95,578	$87,611

Note 7—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following:

	September 30, 2012	December 31, 2011
Compensation related amounts	$31,449	$31,477
Vacation liabilities	14,304	12,534
Medical and dental liabilities	1,964	2,284
Employer taxes	2,712	2,284
Statutory Retirement plans	9,672	10,112
Other benefit related liabilities	41	1,619
	$60,142	$60,310

Note 8—Other Accrued Expenses and Other Liabilities

Other accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
Professional fees	$4,745	$4,364
Accrued interest	11,553	5,963
Occupancy expense	2,331	1,879
Technology expense	1,915	2,623
Forward exchange contracts	—	3,605
Other accrued expenses	6,987	9,995
	$27,531	$28,429

Other liabilities consist of the following:

	September 30, 2012	December 31, 2011
Lease exit liability	$2,497	$1,083
Deferred revenue	607	1,397
Market lease reserves	922	1,639
Other	2,085	2,132
Total other current liabilities	$6,111	$6,251

Other long-term liabilities consist of the following:

	September 30, 2012	December 31, 2011
Deferred rent	$2,970	$1,755
Accrued income taxes	12,007	10,329
Market lease reserves	267	978
Other	386	755
Total other long-term liabilities	$15,630	$13,817

Note 9—Long-Term Debt and Revolving Credit Facility

Pursuant to an indenture dated as of October 1, 2009 (the “Indenture”), among Stream, certain of our subsidiaries and Wells Fargo Bank, National Association, as trustee, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”) at an initial offering price of 95.454% of the principal amount, the proceeds of which were used to pay off the debt from our Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of January 8, 2009, as amended, with PNC Bank, National Association and other signatories thereto along with debt acquired from EGS. In addition, we and certain of our subsidiaries (collectively, the “Borrowers”) entered into a credit agreement, dated as of October 1, 2009, as amended by the First Amendment to Credit Agreement dated June 3, 2011 and Second Amendment to Credit Agreement dated November 1, 2011 (as amended, the “Credit Agreement”), with Wells Fargo Capital Finance, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Facility”) of up to $100 million, including a $20 million sub-limit for letters of credit. The ABL Facility has a maturity of four years at an interest rate of Wells Fargo’s base rate plus 375 basis points or LIBOR plus 400 basis points at our discretion. We capitalized fees of $7,815 and $3,929 associated with the Notes and the Credit Agreement, respectively, at the inception of these agreements that are being amortized over their respective lives. We amortized $659 and $1,940 of such capitalized fees into expense for the three and nine months ended September 30, 2012.

The ABL facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $20 million. As of September 30, 2012, we had $58,172 available under the ABL Facility. We made draws on the ABL Facility of $237,312 and $198,526 for the nine months ended September 30, 2012 and 2011, respectively, and payments on the ABL Facility of $245,407 and $195,372 for the nine months ended September 30, 2012 and 2011, respectively. We are in compliance with the financial covenant in the Credit Agreement as of September 30, 2012. Substantially all of the assets of Stream excluding intangible assets secure the Notes and the ABL Facility. See Note 15 for Guarantor Financial Information.

Long-term borrowings consist of the following:

	September 30, 2012	December 31, 2011
Revolving line of credit	$36,660	$44,755
11.25% Senior Secured Notes	200,000	200,000
Other	9,934	1,215
	246,594	245,970
Less: current portion	(2,949)	(453)
Less: discount on notes payable	(4,382)	(5,743)
Long-term debt	$239,263	$239,774

Minimum principal payments on long-term debt subsequent to September 30, 2012 are as follows:

Total
2012	$794
2013	39,828
2014	202,905
2015	2,025
2016	684
2017	358
Total	$246,594

We had Letters of Credit in the aggregate outstanding amounts of $5,200 and $5,167 at September 30, 2012 and December 31, 2011, respectively.

We had $225 and $215 of restricted cash as of September 30, 2012 and December 31, 2011, respectively.

Note 10—Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) as of September 30, 2012:

	Unrealized gain on forward exchange contracts, net of tax	Cumulative translation adjustment	Accumulated Other Comprehensive Income (Loss)
Beginning balance December 31, 2011	$(2,406)	$(10,026)	$(12,432)
Current period other comprehensive income (loss)	5,527	(349)	5,178
Ending balance September 30, 2012	$3,121	$(10,375)	$(7,254)

The following table summarizes activity in other comprehensive income (loss) related to forward exchange contracts held by the Company during the three and nine months ended September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Change in fair value of forward exchange contracts, net of tax	$2,462	$(4,610)	$3,380	$(3,993)
Adjustment for net gains/losses realized and included in net income	(146)	(2,018)	2,147	(4,675)
Change in unrecognized gains/losses on forward exchange contracts	$2,316	$(6,628)	$5,527	$(8,668)

Note 11—Income Taxes

The domestic and foreign source component of income (loss) before taxes is as follows:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Total US	$(24,074)	$(36,327)
Total Foreign	9,748	11,938
Total	$(14,326)	$(24,389)

The provisions for income taxes for the nine months ended September 30, 2012 and 2011 relate primarily to the foreign source component of income (loss) before tax and the release of uncertain tax positions. Our operations in countries outside the United States are generally taxed at lower statutory rates and also benefit from tax holidays.

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

As of September 30, 2012 and December 31, 2011, the liability for unrecognized tax benefits (including interest and penalties) was $12,033 and $10,349, respectively, and was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is $1,599 for both the nine months ended September 30, 2012 and for the year ended December 31, 2011 of un-benefitted tax losses, which would be realized if the related uncertain tax positions were settled. As of December 31, 2011, we had reserved $2,423 for accrued interest and penalties, which increased to $2,865 as of September 30, 2012. We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. The total amount of net unrealized tax benefits that would affect income tax expense, if ever recognized in our consolidated financial statements, is $10,434. This amount includes interest and penalties of $2,865. We estimate that within the next 12 months, our unrecognized tax benefits, and interest and penalties, could decrease as a result of settlements with taxing authorities or the expiration of the statute of limitations by $5,603.

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

On June 8, 2012, the Board of Directors and stockholders of Parent approved the 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive and nonqualified stock options. The 2012 Plan has authorized grants of up to 80 shares of common stock at an exercise price of not less than 100% of the fair value of the common stock at the date of grant. The 2012 Plan provides that the options shall have terms not to exceed seven years from the grant date. Management intends to issue options under the 2012 Plan in the fourth quarter 2012 as replacement for certain options terminated under the 2008 Plan. Accordingly, the issuance of options under the 2012 Plan to replace those Options under the 2008 Plan that were terminated will be accounted for as a modification. Any previously unrecognized compensation cost related to Options that management intends to replace will continue to be recognized over the remaining vesting term of the original award. Any incremental value attributable to the replacement awards, computed as of the date that the replacement awards are granted (expected in the fourth quarter of 2012) will be recognized over the requisite service period of the replacement award. For those Options under the 2008 Plan that were terminated as described above and for which management does not intend to replace the award, the Company has accounted for the termination as a cancellation. Accordingly, management has recognized $384 and $876 of previously unrecognized compensation costs during the three and nine months ended September 30, 2012, respectively, related to terminated and other employees to whom replacement awards will not be granted.

The 2008 Plan provided for the grant of incentive and nonqualified stock options. The 2008 Plan had authorized grants of up to 10,000 shares of common stock at an exercise price of not less than 100% of the fair value of the common stock at the date of grant. The 2008 Plan provided that the options shall have terms not to exceed ten years from the grant date. During the nine months ended September 30, 2012 and 2011, we granted options to purchase 185 and 1,760, respectively, shares of our common stock to our employees that were subsequently terminated. Generally, the options vested over a five-year period.

During the nine-month period ended September 30, 2012 and 2011, 1,534 and 1,293, respectively, stock option grants under the 2008 Plan were vested, zero were exercised, and 5,623 and 2,754, respectively, were forfeited.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the nine months ended September 30, 2012 and 2011 under the 2008 Plan:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Option term (years)	6.380	6.380
Volatility	71.89%	67.15% – 72.23%
Risk-free interest rate	1.14 – 1.43%	1.18 – 2.62%
Dividend yield	0%	0%
Weighted-average grant date fair value per option granted	$1.73	$1.82

The option term was calculated under the simplified method for all option grants issued during the quarters ended September 30, 2012 and 2011, as we do not have a long history of granting options. The volatility assumption is based on a weighted average of the historical volatilities for the company and its peer group. The risk-free interest rate assumption was based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term in options.

Stock options under the 2008 Plan during the nine months ended September 30, 2012 were as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2011	5,438	$5.86	—	7.56
Granted	185	6.00	$1.73
Exercised	—	—
Forfeited or canceled	5,623	5.85
Outstanding at September 30, 2012	—	$—		—

At September 30, 2012, no stock options were outstanding. There are no shares outstanding, vested, or expected to vest (including forfeiture adjusted unvested shares).

For the three months ended September 30, 2012 and 2011, we recognized net stock compensation expense of $836 and $553, respectively, for the stock options in the table above.

For the nine months ended September 30, 2012 and 2011, we recognized net stock compensation expense of $2,254 and $1,627, respectively, for the stock options in the table above.

As of December 31, 2011, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of the shares of exercisable stock at December 31, 2011 was zero.

As of September 30, 2012 and December 31, 2011, there was $3,203 and $5,196, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the 2008 Plan.

In connection with the Merger, the holders of shares of restricted stock were paid $3.25 per share.

Restricted stock award activity during the nine months ended September 30, 2012 was as follows:

	Number of Shares	Weighted average Grant- Date Fair Value
Unvested December 31, 2011	81	$6.34
Granted	—	—
Vested	21	6.11
Forfeited	60	6.37
Unvested September 30, 2012	—	$—

For the three months ended September 30, 2012 and 2011, we recognized net compensation expense of zero and $90, respectively, for the restricted stock awards.

For the nine months ended September 30, 2012 and 2011, we recognized net compensation expense of $56 and $253, respectively, for the restricted stock awards.

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

The following table presents geographic information regarding our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Americas
United States	$52,131	$45,280	$146,416	$144,640
Philippines	50,122	46,274	149,486	135,843
Canada	25,908	31,350	81,562	95,279
Others	29,768	25,622	85,898	73,129
Total Americas	157,929	148,526	463,362	448,891
EMEA	53,002	59,470	160,851	177,934
	$210,931	$207,996	$624,213	$626,825

	September 30, 2012	December 31, 2011
Total assets:
Americas	$537,098	$546,906
EMEA	66,056	71,128
	$603,154	$618,034

We derive significant revenues from three clients. At September 30, 2012, three of our largest clients by revenue are global technology companies. The percentage of revenue for clients exceeding 10% of revenue in the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Microsoft	10%	10%	9%	10%
Dell	9%	11%	9%	13%
Hewlett Packard	8%	10%	9%	10%

Related accounts receivable from these three clients were 4%, 12%, and 7%, respectively, of our total accounts receivable at September 30, 2012.

Note 15—Guarantor Financial Information

The Notes are guaranteed by the Company, along with certain of our wholly owned subsidiaries. Such guaranties are full, unconditional and joint and several. Condensed consolidating financial information related to the Company, our guarantor subsidiaries and our non-guarantor subsidiaries as of September 30, 2012 are reflected below:

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$189,355	$21,576	$—	$210,931
Intercompany	—	(249,189)	70,246	178,943	—
	—	(59,834)	91,822	178,943	210,931
Direct cost of revenue
Customers	—	55,081	66,916		121,997
Intercompany	—	(163,114)	(15,829)	178,943	—
	—	(108,033)	51,087	178,943	121,997
Gross Profit	—	48,199	40,735	—	88,934
Operating expenses	874	42,025	38,739	—	81,638
Non-operating expenses	8,103	(2,092)	2,669	—	8,680
Equity in Earnings of Subsidiaries	2,288	—	—	(2,288)	—
Income (loss) before income taxes	(11,265)	8,266	(673)	2,288	(1,384)
Provision (benefit) for income taxes	(9,084)	9,886	(5)	—	797
Net income (loss)	$(2,181)	$(1,620)	$(668)	$2,288	$(2,181)

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$551,003	$73,210	$—	$624,213
Intercompany	—	(235,781)	258,946	(23,165)	—
	—	315,222	332,156	(23,165)	624,213
Direct cost of revenue
Customers	—	163,563	201,212		364,775
Intercompany	—	21,204	1,961	(23,165)	—
	—	184,767	203,173	(23,165)	364,775
Gross Profit	—	130,455	128,983	—	259,438
Operating expenses	2,492	129,636	118,496	—	250,624
Non-operating expenses	23,465	(6,486)	6,161	—	23,140
Equity in Earnings of Subsidiaries	430	—	—	(430)	—
Income (loss) before income taxes	(26,387)	7,305	4,326	430	(14,326)
Provision (benefit) for income taxes	(9,085)	8,111	3,950	—	2,976
Net income (loss)	$(17,302)	$(806)	$376	$430	$(17,302)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended September 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$(2,181)	$(1,620)	$(668)	$2,288	$(2,181)
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	2,316	1,423	893	(2,316)	2,316
Change in cumulative translation adjustment	2,151	1,355	796	(2,151)	2,151
Comprehensive income (loss)	$2,286	$1,158	$1,021	$(2,179)	$2,286

Condensed Consolidating Statement of Comprehensive Income

For the nine months ended September 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$(17,302)	$(806)	$376	$430	$(17,302)
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	5,527	2,016	3,511	(5,527)	5,527
Change in cumulative translation adjustment	(349)	19	(368)	349	(349)
Comprehensive income (loss)	$(12,124)	$1,229	$3,519	$(4,748)	$(12,124)

Condensed Consolidating Balance Sheet

As of September 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$3,437	$8,673	$—	$12,116
Accounts receivable, net	—	149,063	17,540	—	166,603
Other Current Assets	2,828	16,370	9,319	—	28,517
Total current assets	2,834	168,870	35,532	—	207,236
Equipment and fixtures, net and other assets	2,003	50,006	61,237	—	113,246
Investment in Subsidiaries	438,268	74,382	17	(512,667)	—
Goodwill and intangible assets, net	—	172,782	109,890	—	282,672
Total assets	$443,105	$466,040	$206,676	$(512,667)	$603,154
Liabilities and Stockholders’ Equity
Current liabilities	$11,556	$42,211	$67,883	$—	$121,650
Intercompany payable (receivable)	(4,349)	11,518	(7,169)	—	—
Long-term liabilities	232,279	32,863	12,743	—	277,885
Total shareholders’ equity (deficit)	203,619	379,448	133,219	(512,667)	203,619
Total liabilities and stockholders’ equity	$443,105	$466,040	$206,676	$(512,667)	$603,154

Condensed Statements of Cash Flows

For the nine months ended September 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(5,781)	$8,776	$29,134	$—	$32,129
Cash flows from investing activities:
Investment in subsidiaries	—	34,780	(34,780)	—	—
Additions to equipment and fixtures	—	(11,263)	(25,293)	—	(36,556)
Net cash used in investing activities	—	23,517	(60,073)	—	(36,556)
Cash Flows from financing activities:
Net repayments on line of credit	(8,095)	—	—	—	(8,095)
Net repayments on long term debt	—	1,125	7,594	—	8,719
Net repayments on capital leases	—	(6,687)	(2,058)	—	(8,745)
Net intercompany	13,887	(23,327)	9,440	—	—
Tax payments for withholding on restricted stock	(11)	—	—	—	(11)
Net cash provided by financing activities	5,781	(28,889)	14,976	—	(8,132)
Effect of exchange rates on cash and cash equivalents	—	(12,448)	12,537	—	89
Net decrease in cash and cash equivalents	—	(9,044)	(3,426)	—	(12,470)
Cash and cash equivalents, beginning of period	6	12,481	12,099	—	24,586
Cash and cash equivalents, end of period	$6	$3,437	$8,673	$—	$12,116

Note 16—Subsequent Event

On October 19, 2012, we announced that the Company had initiated a process to enter into a new senior secured credit facility, consisting of a term loan and revolving credit facility. The proceeds of the new credit facility are expected to be used to refinance all outstanding borrowings under Stream’s existing credit facility and 11.25% Notes due 2014 and for general corporate purposes.

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

Overview

Our Business

We are a leading global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support primarily for Fortune 1000 companies. Our clients include leading computing/hardware, telecommunications service providers, software/networking, entertainment/media, retail, travel and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across approximately 52 locations in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

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

Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

Persuasive evidence of an arrangement —We use a legally binding contract signed by the customer as evidence of an arrangement. We consider the signed contract to be the most persuasive evidence of the arrangement.

Delivery has occurred or services rendered —Delivery has occurred based on the billable time or transactions processed by each agent, as defined in the client contract. The rate per billable time or transaction is based on a pre-determined contractual rate. Contractually pre-determined quality and performance metrics may adjust the amount of revenue recognized.

Fee is fixed or determinable —We assess whether the fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Our standard payment terms are normally within 90 days. Our experience has been that we are generally able to determine whether a fee is fixed or determinable.

Collection is probable —We assess the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in our judgment collection of a fee is not probable, we do not record revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of the cash payment. Our experience has been that we are generally able to estimate whether collection is probable.

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

As of September 30, 2012 and 2011 we maintained a full valuation allowance against our deferred tax assets in certain countries including the United States. We currently do not have sustained profitability sufficient to support a conclusion that a valuation allowance is not required.

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

The Sponsors constitute a group of shareholders who, prior to the time of and following the Merger, held the majority of the voting ownership of SGS through a parent entity. Since 2009, the Sponsors have been parties to a stockholders agreement related to the investment in SGS that provides for, among other things, the composition of the board of directors of SGS and certain voting and governance rights of SGS. The Merger was a common control transaction as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of “Common Control” in Relation to ASC 805. The Sponsors represent a group of shareholders that hold more than 50% of the voting ownership interest of each entity and contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert existed. Accordingly, the Merger has been accounted for at the carrying amounts of the equity interests transferred.

Management intends to issue options under the 2012 Stock Incentive Plan (the “2012 Plan”) in the fourth quarter 2012 as replacement for certain options terminated under the 2008 Stock Incentive Plan (the “2008 Plan”). Accordingly, the issuance of options under the 2012 Plan in order to replace those Options under the 2008 Plan that were terminated as described in the notes to the financial statements will be accounted for as a modification. Any previously unrecognized compensation cost related to Options that management intends to replace will continue to be recognized over the remaining vesting term of the original award. Any incremental value attributable to the replacement award, computed as of the date that the replacement awards are approved by the Company’s Board of Directors (expected in the fourth quarter of 2012) will be recognized over the requisite service period of the replacement award. We expect to incur a charge in the fourth quarter related to the grant of options under the 2012 Plan but do not have the ability to estimate the charge at this time.

Results of Operations

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Revenue. Revenues increased $2.9 million, or 1.4%, to $210.9 million for the three months ended September 30, 2012, compared to $208.0 million for the three months ended September 30, 2011. The increase is primarily attributable to increased volume in off-shore locations partially offset by fluctuations in currency exchange rates (primarily the Euro) of $5.3 million and lower volumes in Southern European locations.

Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, the Dominican Republic, China, Nicaragua, Tunisia and Egypt increased $7.5 million, or 8.5%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011 due to higher client volumes. Revenues in our offshore service centers represented 45.5% of consolidated revenues for the three months ended September 30, 2012, compared to 42.6% in the same period in 2011. Revenues for services performed in our United States and Canadian service centers increased $1.4 million, or 1.8%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Revenues for services performed in European service centers decreased $6.0 million, or 13.9%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. This decrease is attributable to the weakening of the Euro relative to the U.S. Dollar which resulted in approximately $5.0 million lower revenue in the third quarter of 2012 on a constant currency basis and weaker volumes in Southern Europe. The weakening Euro relative to the U.S. Dollar also provides an offsetting benefit to direct cost of  revenue and operating expenses.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) decreased $0.9 million, or 0.7%, to $122.0 million for the three months ended September 30, 2012, compared to $122.9 million for the three months ended September 30, 2011. The decrease is primarily attributable to the mix of locations delivering the services.

Gross Profit. Gross profit increased $3.8 million, or 4.5%, to $88.9 million for the three months ended September 30, 2012 from $85.1 million for the three months ended September 30, 2011. Gross profit as a percentage of revenue was 42.2% and 40.9% for the three months ended September 30, 2012 and 2011, respectively.

Operating Expenses. Operating expenses consists of selling, general and administrative expense, severance, restructuring and other charges, net and depreciation and amortization expense. Operating expenses decreased $2.9 million, or 3.4%, to $81.6 million for the three months ended September 30, 2012, compared to $84.5 million for the three months ended September 30, 2011. Operating expenses as a percentage of revenues was 38.7% for the three months ended September 30, 2012 compared to 40.6% for the three months ended September 30, 2011.

Selling, general and administrative expense decreased 3.8%, from $66.2 million for the three months ended September 30, 2011 to $63.7 million for the three months ended September 30, 2012. Selling, general and administrative expense as a percentage of revenue was 30.2% and 31.8% for the three months ended September 30, 2012 and 2011, respectively.  The reduction in selling, general and administrative expenses in 2012 compared to 2011 is primarily the result of the realization of operational restructuring and cost efficiencies that took place in 2011.

Severance, restructuring and other charges were $3.4 million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively. The charge in 2012 primarily relates to salary continuation expense of approximately $1.5 million related to non-agent severance and $1.7 million related to management’s decision to exit locations and eliminate un-profitable programs. The charge in 2011 principally relates to severance costs of $3.1 million in connection with a reduction in non-agent staffing during the third quarter of 2011.

Depreciation and amortization expense was $14.6 million and $15.8 million for the three months ended September 30, 2012 and 2011, respectively. The decrease in depreciation and amortization is related to the scheduled step down of amortization expense.

Other Expenses, Net. Other expenses, net include interest expense and foreign currency gains and losses. Other expenses, net decreased $1.3 million, or 12.9%, to $8.7 million for the three months ended September 30, 2012, compared to $10.0 million for the three months ended September 30, 2011.

Interest expense was $7.4 million and $7.3 million for the three months ended September 30, 2012 and 2011, respectively.

Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the three months ended September 30, 2012, we recorded a foreign currency loss of $1.3 million versus a loss of $2.7 million for the comparable period in the prior year. The majority of our foreign currency gains and losses relate to the revaluation of certain intercompany and other balance sheet accounts which were denominated in currencies other than the functional currency.

Provision for Income Taxes. Income taxes were $0.8 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively. Foreign tax expense, where we generally have taxable income, was $1.1 million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively. In the United States, we recorded a tax benefit of $2.0 million for the three months ended September 30, 2011 due to the release of uncertain tax positions resulting from the expiration of statutes of limitations. We operate in a number of countries outside the United States where we are generally taxed at lower statutory rates than the United States and also benefit from tax holidays in some foreign locations.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Revenue. Revenues decreased $2.6 million, or 0.4%, to $624.2 million for the nine months ended September 30, 2012, compared to $626.8 million for the nine months ended September 30, 2011. The decrease is primarily attributable to fluctuations in currency exchange rates (primarily the Euro) of $12.1 million and lower volumes on certain key accounts in North America occurring primarily in the second quarter of 2012 partially offset by increased volumes in our offshore locations.

Revenues for services performed in offshore service centers in the Philippines, India, El Salvador, the Dominican Republic, China, Nicaragua, Tunisia and Egypt increased $25.1 million, or 9.8%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 due to higher client volumes. Revenues in our offshore service centers represented 45.2% of consolidated revenues for the nine months ended September 30, 2012, compared to 41.0% in the same period in 2011. Revenues for services performed in our United States and Canadian service centers decreased $11.9 million, or 5.0%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. This decrease is primarily attributed to volume shifting to offshore locations.

Revenues for services performed in European service centers decreased $15.8 million, or 12.2%, for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. This decrease is attributable to the weakening of the Euro relative to the U.S. Dollar which resulted in approximately $11.1 million lower revenue in the nine months ended September 30, 2012 on a constant currency basis and customer demand shifting volume to offshore locations. The weakening Euro relative to the U.S. Dollar also provides an offsetting benefit to direct cost of  revenue and operating expenses.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) decreased $4.2 million, or 1.1%, to $364.8 million for the nine months ended September 30, 2012, compared to $369.0 million for the nine months ended September 30, 2011. The decrease is primarily attributable to clients’ demand of shifting volumes to off-shore locations having lower costs.

Gross Profit. Gross profit increased $1.6 million, or 0.6%, to $259.4 million for the nine months ended September 30, 2012 from $257.8 million for the nine months ended September 30, 2011. Gross profit as a percentage of revenue was 41.6% and 41.1% for the nine months ended September 30, 2012 and 2011, respectively.

Operating Expenses. Operating expenses consists of selling, general and administrative expense, severance, restructuring and other charges, net and depreciation and amortization expense. Operating expenses decreased $5.8 million, or 2.3%, to $250.6 million for the nine months ended September 30, 2012, compared to $256.4 million for the nine months ended September 30, 2011. Operating expenses as a percentage of revenues decreased to 40.2% for the nine months ended September 30, 2012 compared to 40.9% for the nine months ended September 30, 2011.

Selling, general and administrative expense decreased 3.8%, from $202.2 million for the nine months ended September 30, 2011 to $194.5 million for the nine months ended September 30, 2012. Selling, general and administrative expense as a percentage of revenue was 31.2% and 32.3% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in selling, general and administrative expense is the result of the realization of operational restructuring and cost efficiencies that took place in 2011.

Severance, restructuring and other charges were $12.9 million and $8.6 million for the nine months ended September 30, 2012 and 2011, respectively. The charge in 2012 primarily relates to salary continuation expense of approximately $5.3 million related to non-agent severance and $4.7 million related to management’s decision to exit locations and eliminate un-profitable programs, and approximately $2.9 million of legal expenses related to the Merger transaction in April of 2012. The charge in 2011 principally relates to severance costs of $9.2 million in connection with a reduction in non-agent staffing during the nine months ended September 30, 2011.

Depreciation and amortization expense was $43.2 million and $45.6 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in depreciation and amortization is related to the scheduled step down of amortization expense. Depreciation expense is consistent from 2011 to 2012.

Other Expenses, Net. Other expenses, net include interest expense and foreign currency gains and losses. Other expenses, net decreased $2.7 million, or 10.2%, to $23.1 million for the nine months ended September 30, 2012, compared to $25.8 million for the nine months ended September 30, 2011.

Interest expense was $22.1 million and $21.7 million for the nine months ended September 30, 2012 and 2011, respectively.

Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the nine months ended September 30, 2012, we recorded a foreign currency loss of $1.1 million versus a loss of $4.1 million for the comparable period in the prior year. The majority of our foreign currency gains and losses relate to the revaluation of certain intercompany and other balance sheet accounts which were denominated in currencies other than the functional currency.

Provision for Income Taxes. Income taxes were $3.0 million and $3.3 million for the nine months ended September 30, 2012 and 2011, respectively. Foreign tax expense, where we generally have taxable income, was $3.0 million and $5.0 million for the nine months ended September 30, 2012 and 2011, respectively. In the United States, we recorded a tax benefit of $1.7 million during the nine months ended September 30, 2011 due to the release of uncertain tax positions resulting from the expiration of statutes of limitations. We operate in a number of countries outside the United States where we are generally taxed at lower statutory rates than the United States and also benefit from tax holidays in some foreign locations.

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

We made capital expenditures (including amounts financed under capital leases) of $41.1 million in the nine months ended September 30, 2012 as compared to $35.9 million for the nine months ended September 30, 2011. We expect to continue to make capital expenditures to build new service centers, upgrade existing service centers, meet new contract requirements and maintain and upgrade our infrastructure.

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

In October 2009, Stream, Stream Holdings Corporation, Stream International, Inc., Stream New York, Inc., Stream Global Solutions-US, Inc., Stream Global Solutions-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V., Stream International Service Europe B.V., and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”), entered into a Credit Agreement, as amended by the First Amendment to Credit Agreement dated June 3, 2011 and Second Amendment to Credit Agreement dated November 1, 2011, with Wells Fargo Capital Finance, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders (the “Credit Agreement”), providing for the revolving credit financing (the “ABL Facility”) of up to $100.0 million, including a $20.0 million sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The ABL Facility has a term of four years at an interest rate of Wells Fargo’s base rate plus 375 basis points or LIBOR plus 400 basis points at our discretion. The ABL Facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $20.0 million. At September 30, 2012, we had $58.2 million available under the ABL Facility. We were in compliance with the financial covenant as of September 30, 2012.

On October 19, 2012, we announced that we had initiated a process to enter into a new senior secured credit facility, consisting of a term loan and revolving credit facility. The proceeds of the new credit facility are expected to be used to refinance all outstanding borrowings under Stream’s existing credit facility and 11.25% Notes due 2014 and for general corporate purposes.

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of September 30, 2012, we had approximately $5.2 million of these letters of credit in place under our ABL Facility. The obligations under the letters of credit decline annually as the underlying obligations are satisfied.

Unrestricted cash and cash equivalents totaled $11.9 million for the nine months ended September 30, 2012 which is a $9.3 million decrease compared to $21.2 million for the nine months ended September 30, 2011. The amount of cash and cash equivalents on hand at any given time is primarily affected by timing differences between the collection of our accounts receivables and payment of our expenses. The timing of collections are a function of contractually agreed payment terms with our clients while certain routine disbursements (e.g. payrolls) are based on prevailing convention or statutory requirements in each jurisdiction where we do business. Our ABL Facility is utilized to provide a bridge between these timing differences allowing us to more effectively utilize our cash and cash equivalents on hand. A substantial portion of our cash and cash equivalents is located in foreign countries and may be subject to foreign withholding taxes if repatriated to the United States.

Working capital increased $1.6 million to $85.6 million for the nine months ended September 30, 2012, compared to $84.0 million for the nine months ended September 30, 2011.

Net cash provided by operating activities totaled $32.1 million for the nine months ended September 30, 2012, a $15.5 million decrease from the $47.6 million provided by operations for the nine months ended September 30, 2011 attributed to increased collections resulting from a non-recurring improvement in days sales outstanding during the nine months ended September 30, 2011.

Net cash used in investing activities totaled $36.6 million for the nine months ended September 30, 2012 which is a $9.8 million increase from the $26.8 million used in the period ended September 30, 2011. The increase is due to slightly higher capital expenditures on a year over year basis and lower utilization of capital leases to finance purchases of fixed assets.

Net cash used in financing activities totaled $8.1 million for the nine months ended September 30, 2012, a $8.4 million decrease from the $16.5 million of cash used in financing activities for the period ended September 30, 2011.  The decrease in cash used in financing activities reflects the $12.1 million repurchase of common stock in 2011, partially offset by $3.7 million higher net debt payments in 2012.

Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. dollars or vice versa, and generally mature in one to 18 months. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $205.6 million as of September 30, 2012 and $181.3 million as of September 30, 2011.

We believe that our cash generated from operations, existing cash and cash equivalents, and available credit will be sufficient to meet expected operating and capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

With the exception of operating leases, we do not have any off-balance sheet arrangements.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments bear interest at variable rates. At September 30, 2012, we had outstanding borrowings under variable rate debt agreements that totaled approximately $37.7 million. A hypothetical 1% increase in the interest rate would have increased interest expense by approximately $0.4 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our variable rate borrowings reflects fair value due to their short-term and variable interest rate features.

We had no outstanding interest rate derivatives covering interest rate exposure at September 30, 2012.

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

The following summarizes the relative (weakening)/strengthening of the U.S. Dollar against the local currency during the years presented:

	Nine Months Ended September 30,
	2012	2011
U.S. Dollar vs. Canadian Dollar	(3.6)%	3.2%
U.S. Dollar vs. Euro	0.7%	(1.9)%
U.S. Dollar vs. Indian Rupee	(3.3)%	10.0%
U.S. Dollar vs. Philippine Peso	(4.9)%	(0.8)%

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

Given the significance of our foreign operations and the potential volatility of certain of these currencies versus the U.S. Dollar, we use forward purchases of Philippine Pesos, Canadian Dollars, Euros and Indian Rupees to minimize the impact of currency fluctuations. As of September 30, 2012, we had entered into forward contracts with financial institutions to acquire the following currencies:

Currency	Notional Value (in thousands)	USD Equivalent (in thousands)	Highest Rate	Lowest Rate
Philippine Peso	5,994,110	142,844	44.05	41.71
Canadian Dollar	44,500	45,183	1.05	0.98
Indian Rupee	727,000	13,720	58.36	51.09
Euro	3,000	3,856	1.29	1.29

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

ITEM 4.      CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer, Kathryn V. Marinello, and our Interim Chief Financial Officer, Michael Henricks (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of September 30, 2012 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Stream in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

None.

ITEM 1A.         RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. As of September 30, 2012, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2011, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

STREAM GLOBAL SERVICES, INC.

October 30, 2012	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

October 30, 2012	By:	/s/ Michael Henricks
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