Form 10-K
period 2012-12-31
Stream Global Services, Inc.
filed 2013-02-26
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             .

Commission File Number: 001-33739

STREAM GLOBAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0420454
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3285 Northwood Circle Eagan, Minnesota	55121
(Address of Principal Executive Offices)	(Zip Code)

(651) 288-2979

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) or 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

There were 1,000 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of February 25, 2013.

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

On April 27, 2012, Stream Acquisition, Inc., a Delaware corporation (“MergerSub”) wholly-owned by SGS Holdings LLC (now SGS Holdings, Inc.) (“Parent”), entered into a Contribution and Exchange Agreement, pursuant to which Parent contributed 73,094 SGS shares (approximately 96.2% of all outstanding SGS shares) to MergerSub. Immediately thereafter, MergerSub effected a merger (the “Merger”) pursuant to which MergerSub was merged with and into the Company, with the Company continuing as the surviving corporation. As a result of the Merger, the Company became a wholly-owned subsidiary of Parent, which is controlled by affiliates of Ares Corporate Opportunities Fund II, L.P., EGS Dutchco B.V. and NewBridge International Investments Ltd. (collectively, the “Sponsors”).

The Sponsors constitute a group of stockholders who, prior to the time of and following the Merger, held a majority of the voting ownership of SGS through a parent entity. Since 2009, the Sponsors have been parties to a stockholders agreement related to the investment in SGS that provides for, among other things, the composition of the board of directors of SGS and certain voting and governance rights of SGS. The Merger was a common control transaction as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of “Common Control” in Relation to Accounting Standards Codification (“ASC”) 805, Business Combinations. The Sponsors represent a group of stockholders that hold more than 50% of the voting ownership interest of each entity and contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert existed at the time of the Merger. Therefore, there was no change in the basis of the assets and liabilities of the Company. Equity accounts have been retroactively presented to show the common shares as a result of the Merger.

Our Business

We are a global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support primarily for Fortune 1000 companies. Our clients include multinational computing/hardware, telecommunications service providers, software/networking, entertainment/media, retail, travel and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across approximately 51 service centers in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

We seek to establish long-term, strategic relationships with our clients by delivering high-value solutions that help improve our clients’ revenue generation, reduce their operating costs, and improve their customers’ satisfaction. To achieve these objectives, we work closely with our clients in order to understand what drives their economic value, and then implement processes and performance metrics to optimize results for our clients. The success of our differentiated client value proposition is demonstrated, in part, by the tenure of our client relationships. Several of our top clients have been with us for over a decade and the average duration of our relationships with our top ten clients by revenue is approximately nine years.

Our clients include leading computing and hardware companies, such as our largest client by revenue, Microsoft Corp., which accounted for approximately 11% of our revenues for the year ended December 31, 2012. We target sectors such as computing/hardware, telecommunications service providers, software/networking, entertainment/media, retail, travel and financial services because of their growth potential, their propensity to outsource, their large, global customer bases, and their complex product and service offerings, which often require sophisticated customer interactions.

For many of our clients, we service multiple formats of customer interactions in several languages that may encompass several product and service lines. In most cases, our services for clients are performed under discrete, renewable, multi-year contracts that are individually negotiated with various business leaders at the client and define, among other things, the service level requirements, the tools and technology, the operating metrics, and various pricing grids depending on volume and other requirements. We typically bill our clients on a monthly basis by the minute, the hour, or the transaction. In some cases, we also receive incentive based compensation from our clients that is directly connected to our performance and/or our ability to generate sales for our clients.

We are subject to fluctuations in our revenues and earnings based on the timing of new and expiring client programs and the seasonality of certain client programs. In addition, a substantial amount of our operating costs is incurred in foreign currencies. We use derivatives to mitigate risk relating to foreign currency fluctuations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Industry

The contact center outsourcing industry is highly fragmented and competitive. Despite the competitive nature of the market, we believe outsourcing will continue to grow as a result of higher client demand for cost savings, the need for multi-national companies to service their global customers where they are located, along with the need for high-quality customer interactions and innovative service solutions that deliver tangible value. Stream also believes the desire for companies to focus on core competencies remains strong and will continue to drive them to outsource certain non-core functions to experienced outsourcing providers with the appropriate global scale, consistent processes and technological expertise.

As business becomes more global, many companies find they do not have the capacity, infrastructure, international experience or technology tools to adequately service their customers. In turn, they increasingly look to global BPO service providers like Stream—that have invested in technology and infrastructure and have established a global presence—to deliver customer facing services in established and emerging markets. The largest CRM and BPO customers are typically multinational companies that require their service providers to have a global footprint to service segments of their customer base in multiple countries and multiple languages. They also require service providers that are agile enough to scale quickly as volume requirements change. Our clients require:

1.                        Consistent global servicing capabilities to fit the needs of particular products or programs in multiple languages;

2.                        Sophisticated technology infrastructure that enables fully integrated customer interaction channels that are analytics enabled and virtually accessible across a global delivery platform;

3.                        A solution-driven approach that solves multiple client needs, such as total customer experience, retention and lower customer churn rates, and creates new or expanded revenue opportunities for our clients; and

4.                        A competitive total cost of solution that takes advantage of technology, applications, defined processes and diverse global operations.

Our Strategy

Our strategy is to be an internationally recognized best in class provider of integrated, global CRM and BPO services that allow our clients to create maximum value for their customers over the long-term. To achieve this strategy, we offer a broad suite of services that leverages an integrated technology platform on a global basis. We expect to increase our revenues and profitability while further growing our market position by implementing our global business strategy, which includes:

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

We seek to enhance our gross and operating margins by improving our systems and infrastructure and by expanding our global operations. We also seek to improve our operating metrics, such as revenue per full-time employee, utilization, employee retention, and achievement of customer satisfaction and value.  We have built our learning and development platforms and standardized our global processes to increase accessibility and quality of information and data exchange.

Expanding our revenue growth and market share through targeted acquisitions.

We plan to grow our revenues by increasing market share and review opportunities to grow through targeted acquisitions. Our desire to enter new geographies or offer new lines of services may be accomplished most efficiently and cost effectively through the acquisition of companies or assets or through joint venture arrangements with third parties. In February 2013, we completed our acquisition of all of the outstanding share capital of United Kingdom-based LBM Holdings Limited and the interests in its two subsidiaries, LBM Holdings (UK) Limited and LBM Direct Marketing Limited (collectively, “LBM”) (the “Acquisition”). Additional information regarding the Acquisition may be found below in “Recent Developments.”

Expanding current, and developing and implementing new, BPO service offerings to increase market share.

We expect to expand our current service offerings, such as sales and revenue generation services, customer lifecycle management and technical support services within our existing client base. We also intend to expand our service offerings to include new offerings, such as data analytics and social media, to increase margins and profitability. Many of our clients are looking for global service providers that can not only provide multiple service offerings in an efficient and flexible cost model, but also generate revenues to help reduce the overall cost of such services.

Building and implementing a multi-year global technology roadmap.

We believe that technology applications and infrastructure are critical to our business and allow us to offer our clients efficient services on a cost-effective basis. During 2012, we continued our investment in technology applications that enhance efficiency such as applicant tracking, human resource information management systems, data and information portals, screen consolidation tools, learning and development tools, self-help portals for employees to manage their benefits, and real-time web-based training. We expect to continue to invest in our technology infrastructure. We are in the process of consolidating our data centers, which we expect to complete in the first half of 2013.

Our Service Offerings

Our fully integrated service offerings enable our clients to increase revenue and enhance overall brand value and customer loyalty with many types of customer interactions. Our complement of outsourced services includes technical support, customer care and lifecycle management, sales and revenue generation, as well as other back-office services, delivered through a variety of channels, such as voice, email, chat and social media technologies. We blend agility and flexibility with a global, standardized delivery model to create solutions that deliver value to our clients, in diverse specialized industries.

We utilize a proprietary methodology to determine the optimal mix of support locations—onshore, nearshore or offshore—and delivery mechanisms (voice, email, chat, self-service and social media) to meet our clients’ complete customer care objectives. We align our staffing to meet our clients’ complex technical and sales requirements with multilingual skill sets across our global presence of 51 service centers in 22 countries.

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

Customer Sales and Retention Programs

Our StreamSELLER program provides clients with comprehensive call center sales solutions to drive revenue and improve customer satisfaction and brand loyalty.  StreamSELLER is an end-to-end sales process, from recruiting and hiring employees who possess the necessary skills to training and developing those employees so that they may succeed on the job.  StreamSELLER supports our sales professionals with advanced analytic capabilities and proven sales behaviors that we believe enable our employees to close more sales with greater predictability. Our operational execution focuses on improving response rates, increasing order values and maximizing revenues and profit. We tailor the approach we take with each client to ensure we are delivering a unique customer experience. Our customer service and retention programs are designed to build ongoing, solid relationships with customers and position us to maximize ongoing sales opportunities through cross-sell and up-sell opportunities and revenue generation services. Our revenue generation services are designed to provide our clients with the tools necessary to meet their revenue growth goals.

In addition to technical support and sales solutions, we offer ongoing customer service and customer care offerings designed to manage customer relationships for our clients on an ongoing basis. We view each customer contact as an opportunity to strengthen brand loyalty and enhance overall brand value for our clients. This ultimately helps reduce our clients’ operational costs while providing them the opportunity to increase their revenues. We manage our clients’ vital customer relationships through our standardized best practices that begin with the recruitment, hiring and training of our service professionals. Our practices allow us to identify the right customer service support professionals and equip them with the tools and training necessary to provide high levels of customer service.

Workflow, Analytics and Reporting

Our proprietary technology platform includes a fully integrated desktop solution that streamlines complex processes and workflows, and provides real-time analytics and reporting virtually across our global infrastructure on a real-time basis. Our workflow methodology offers a wide variety of features to create a customized solution that delivers value to our clients.

Sales and Marketing

We have a direct sales force focused on high growth companies in North America, Latin America, Asia and Europe. We use a consultative solution selling approach and generally focus our marketing efforts at our clients’ or prospective clients’ senior executive levels where decisions are made with respect to outsourcing critical CRM functions. As we continue to develop relationships with our clients’ senior management, we strive to become a trusted business advisor and partner to our clients.

Our sales and marketing group also evaluates entry into new end markets, and identifies potential new clients in those markets. As we consider new markets, we analyze potential market size, industry participants, market dynamics and trends, growth prospects and the propensity for outsourcing services. With respect to an individual client, the sales and marketing group will review its financial strength and market position and its anticipated need for long-term outsourcing services. We consider our ability to profitably deliver those services, our competitive positioning and the likelihood of winning the contract in making the determinations to enter such markets.

Employees

Our success in recruiting, hiring, training and retaining highly skilled employees is key to our ability to provide high-quality CRM and BPO services to our clients globally. We generally locate our service centers where there is ready access to higher education and a major transportation infrastructure. We generally offer a competitive pay scale, hire primarily full-time employees who are eligible to receive a full range of employee benefits, and seek to provide employees with a clear, viable career path. We also offer a combination of client based training, language training and internal technology certification courses to our employees. The combination of our training programs with close manager mentoring programs enables our employees to not only provide excellent service to our clients, but also progress into management positions within Stream.

As of December 31, 2012, we had more than 37,000 employees providing services to our clients’ customers and administrative services in our business. The majority of our employees are not subject to collective bargaining agreements, with the exception of our service centers in some countries within Europe and Africa. In those locations approximately 5,000 of our employees are subject to collective bargaining agreements using workers’ councils (which are typical in these regions). We believe relations with our employees are good.

Competition

The industry in which we operate is competitive and highly fragmented. Our competitors range in size from very small firms offering specialized applications or short-term projects, to large independent firms. We also face significant competition from the in-house operations of many clients and potential clients. In short, the competitive landscape is wide and diverse. We compete directly and indirectly with certain companies that provide CRM and other BPO solutions on an outsourced basis. These include, but are not limited to, U.S.-based providers, such as Convergys, NCO/APAC, Sitel, Startek, Sykes, TeleTech, and West; Europe-based providers, such as Arvato, Atento, Teleperformance Group, and Transcom Worldwide; India and Southeast Asia-based providers, such as Aegis, Aditya Birla Minacs, Genpact, SMT Direct, Wipro, and WNS; local entities on and offshore, such as Serco, Capita, SnT, TIVIT and the Philippine Long Distance Telephone Company; small niche providers, such as Arise, VIPDesk, and Working Solutions; and large global companies that offer outsourced services within their portfolios, such as IBM, CapGemini, Accenture and Fujitsu. Our competitors include both publicly traded and privately held companies.

Service Professional Tools

We believe in making the necessary investments to ensure that each of our service professionals has the tools required to provide high quality service to end-users. We leverage a mix of in-house developed and third party software solutions across all of our service centers. Many of these solutions are customized for our enterprise and facilitate data capture and transfer from the service professional to our various data storage and network systems, and are sufficiently flexible to interface with our clients’ CRM systems.

Intellectual Property

As of December 31, 2012, we had 12 registered trademarks in 15 jurisdictions and 3 active registered domain names.

Recent Developments

On February 25, 2013, we completed our acquisition of all of the outstanding share capital of LBM Holdings Limited and the interests in its two subsidiaries, LBM Holdings (UK) Limited and LBM Direct Marketing Limited (collectively, “LBM”), for a purchase price of approximately GBP 29.0 million. LBM is a United Kingdom-based BPO provider servicing large, multinational companies primarily in the UK marketplace. LBM provides a range of out-bound revenue generation services and capabilities for utilities, telecommunications and financial services companies in Europe.  LBM has approximately 2,500 employees across 6 locations in England and Northern Ireland.

Corporate Information

Stream Global Services, Inc. is a Delaware corporation. Our principal office is located at 3285 Northwood Circle, Eagan, Minnesota 55121, and our telephone number is (651) 288-2979. Our website address is www.stream.com.

ITEM 1A.                         RISK FACTORS

Our business is subject to numerous risks. The risk factors listed below include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The risk factors that appear below, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Such forward-looking statements are discussed under “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

We have a history of losses and there can be no assurance that we will become or remain profitable or that losses will not continue to occur.

We had a net loss of $12.9 million and $23.6 million for the years ended December 31, 2012 and December 31, 2011, respectively.  We may not achieve or sustain profitability in the future. Our ability to achieve profitability will depend, in part, on our ability to:

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

We may not be able to do any of these successfully, and our failure to do so would likely have a negative impact on our business, financial condition and operating results.

Recent changes in U.S. and global economic conditions or a decline in end user acceptance of our client’s products could have an adverse effect on the profitability of our business.

Our business is directly affected by the performance of our clients and general economic conditions. Recent turmoil in the financial markets has adversely affected economic activity in the U.S. and other regions of the world in which we do business. In substantially all of our client programs, we generate revenue based, in large part, on the amount of time our employees devote to our clients’ customers. Consequently, the amount of revenue generated from many client programs is dependent upon consumers’ interest in and use of our clients’ products and/or services, which may be adversely affected by general economic conditions. Our clients may not be able to market or develop products and services that require their customers to use our services, especially as a result of the downturn in the U.S. and worldwide economy. In addition, increased use of self-help services or other new technologies could cause a decline in customer demand for the services that we provide.  Furthermore, a decline in our clients’ business or performance, including possible client bankruptcies, could impair their ability to pay for our services. Our business, financial condition, results of operations and cash flows would be adversely affected if any of our major clients were unable or unwilling, for any reason, to pay for our services.

Our business may be impacted by the performance of our clients.

Our revenue and call volume is generally highly correlated with products sold, services purchased or renewed by our clients’ customers or end users, and revenue of our clients. Our clients may experience rapid changes in their prospects, substantial price competition and pressure on their results of operations, which may result in lower volumes and/or pressure on us to lower our prices.  In the event that some of our service centers do not receive sufficient call volume in the future, we may be required to close them and relocate business to other centers. This would require substantial employee severance, lease termination costs and other re-structuring costs.

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

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of clients. Although we generally enter into multi-year contracts with clients, many of which are renewable, these contracts generally do not require clients to provide a minimum amount of revenues and allow clients to terminate earlier for convenience. There can be no assurance that we will be able to retain, renew or extend our contracts with our major clients.

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

Our strategy calls for us to achieve incremental revenue growth and profitability through initiatives, such as opening new sites or expanding our existing international service locations. Other initiatives we may pursue include (i) the addition or expansion of services, such as sales and warranty services; (ii) the introduction of front-end technology-driven service solutions for fee-based services, self-help, and other technology driven solutions; and (iii) operational improvements in areas such as employee attrition, site capacity utilization, centralization of certain administrative services, productivity rates and greater use of technology to drive efficiencies and cost savings. There can be no assurance that we will not encounter difficulties or delays in implementing these initiatives, and any such difficulties or delays would adversely affect our future operating results and financial performance.

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

•                  technology and application failures and outages, interruptions of service, security breaches or fraud which could adversely affect our reputation and our relations with our clients;

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

We may not realize the anticipated benefits of the Acquisition due to challenges associated with integrating LBM into our operations.

The success of the Acquisition will depend in part on the success of our management in integrating the operations, technologies and personnel of LBM in the future. Our inability to successfully integrate the operations of LBM or otherwise to realize the anticipated benefits of the Acquisition, including potential synergies or sales or growth opportunities, could adversely affect our ability to pursue and execute our strategies related to LBM, which would impair our growth and adversely affect our results of operations. In addition, the integration will require substantial attention from our management, which could further harm our results of operations.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial position and operating results.

In addition to the Acquisition, we may pursue acquisitions of companies or assets in order to enhance our market position and/or expand the types of services that we offer to our clients, and we may enter geographic markets where we do not currently conduct business. We may also acquire minority interest in companies or enter into joint venture arrangements with other parties, which may include existing clients. We may also pursue certain acquisitions which may cause management distractions and increased legal costs. We may not be able to find suitable acquisition candidates and we may not be able to consummate such acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot be sure that they will ultimately strengthen our competitive position, or that our clients, employees or investors will not view them negatively. Future acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our indebtedness, liabilities, expenses and exposure to different legal regimes and/or regulations and harm our operating results or financial condition. We may not be able to successfully integrate these acquisitions into our operations, may lose key clients, employees and members of management and may not achieve the synergies and other benefits expected from the acquisition or investment. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, results of operations, financial condition and cash flows.

If we acquire or invest in other businesses, products or technologies, we may be unable to integrate them with our business, our financial performance may be impaired or we may not realize the anticipated financial and strategic goals for any such transactions.

We have in the past and may in the future acquire or invest in additional companies, products or technologies that we believe are strategic. On February 25, 2013, we acquired all of the outstanding share capital of LBM.  In the future, we may not be able to identify, negotiate or finance any future acquisition or investment successfully. Even if we do succeed in acquiring or investing in a business, product or technology, such acquisitions and investments involve a number of risks, including:

•	the acquired company or assets may not further our business strategy, or we may over pay for the company or assets, or the economic conditions underlying our acquisition decision may change;

•	difficulty integrating the operations, systems and personnel of the acquired business, or retaining the key personnel of the acquired business;

•	difficulty retaining key clients, vendors and other business partners of the acquired business;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•	entry into markets in which we have limited experience and where competitors hold stronger market positions;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•

potential failure of the due diligence processes to identify significant problems, liabilities or other challenges of an acquired company or product, including but not limited to, issues with the acquired company’s intellectual property, product quality or product architecture, data back-up and security (including security from cyber-attacks), privacy practices, revenue recognition or other accounting practices, employee, customer or partner issues or legal and financial contingencies;

•	exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition;

•	potential inability to certify that internal controls over financial reporting are effective; and

•	potential incompatibility of business cultures.

These factors could have a material adverse effect on our business, financial condition, results of operations and cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as out-of-pocket costs.

The consideration paid in connection with an investment or acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition or require additional debt or equity contributed from our Sponsors. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs, such as of acquired in-process research and development costs, and restructuring charges.

If we fail to manage future growth effectively, we may be unable to execute our business plan, maintain levels of service or address competitive challenges adequately.

We plan to expand our business. We anticipate that this expansion will require substantial management effort and significant additional investment in infrastructure, service offerings and service center expansion. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. Our future growth will place a significant strain on managerial, administrative, operational, financial and other resources. If we are unable to manage growth successfully, our business will be harmed.

Our business depends on uninterrupted service to our clients. A system failure or labor shortage could cause delays or interruptions of service, which could cause us to lose clients.

Our operations are dependent upon our ability to protect our service centers, computer and telecommunications equipment and software systems against damage or interruption from fire, power loss, telecommunications interruption or failure, natural disaster, breaches in data and technology security integrity and other similar events in order to provide our clients with reliable services. Additionally, we depend on our employees to perform our services on behalf of our clients. If we are unable to staff our service centers due to labor shortages, or if employees miss work due to labor strikes or civil or political unrest, outbreak of disease or pandemic, floods, natural disasters and other similar events, our ability to provide our clients with reliable services will be hindered. Some of the events that could adversely affect our ability to deliver reliable service include physical damage to our network operations centers; disruptions, power surges or outages to our computer and telecommunications technologies which are beyond our control; sabotage or terrorist attacks and cyber attacks or data theft; software defects; fire or natural disasters such as typhoons, hurricanes, floods and earthquakes; outbreak of disease or pandemic; civil unrest and political turmoil; and labor shortages or walk-outs.

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

We are in the process of consolidating our United States data centers in order to improve reliability and to generate cost savings, a project that we expect to complete in the first half of 2013. If we experience a temporary or permanent interruption at one or more of our service centers and/or data centers, through casualty, operating malfunction (whether caused by us, one of our vendors or otherwise), labor shortage or otherwise, our business could be materially adversely affected and we may be required to pay contractual damages to affected clients or allow some clients to terminate or renegotiate their contracts with us. Although we maintain property, business interruption and general liability insurance, including coverage for errors and omissions, there can be no assurance that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The occurrence of errors could result in a loss of data to us or our clients, which could cause a loss of revenues, failure to achieve product acceptance, increased insurance costs, legal claims against us, delays in payment to us by clients, increased service and warranty expenses or financial concessions, diversion of resources, injury to our reputation, or damages to our efforts to build brand awareness, any of which could have a material adverse effect on our market share and, in turn, our business, results of operations, financial condition and cash flows.

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

We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations and with our partners and clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize, record and store sensitive or confidential data. As a result, we are subject to laws and regulations designed to protect this information. Many jurisdictions have enacted or proposed legislation relating to the protection of sensitive personal data or other consumer protections that may impact our internal processes and require us to enact new data protection and security measures. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure or recording of sensitive or confidential employee, client or customer data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and employees. Similarly, unauthorized access to or through our information systems, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, business, results of operations, financial condition and cash flows.

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

We are dependent upon our experienced senior management and key employees who would be difficult to replace.

The success of our business is dependent upon the active participation of our senior management and key employees who have extensive experience and important business relationships within our industry. Our experienced senior management team has developed our business strategies. The loss of service of one or more members of our senior management team or key employees or the inability to attract or retain other qualified personnel for any reason may have a material adverse effect on our business, results of operations and financial condition and could impede our ability to meet our clients’ needs, damage our reputation, and make it difficult to execute our growth strategy.

We have, on a consolidated basis, a substantial amount of debt that could impact our ability to obtain future financing or pursue our growth strategy.

We have substantial indebtedness. We and certain of our subsidiaries entered into a credit agreement, as amended by the First Amendment to Credit Agreement dated June 3, 2011, Second Amendment to Credit Agreement dated November 1, 2011, and Third Amendment to Credit Agreement dated December 27, 2012 (the “Credit Agreement”), with Wells Fargo Capital Finance, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for a revolving credit financing (the “ABL Credit Facility”) of up to $125 million, including a $20 million sub-limit for letters of credit. As of December 31, 2012, we had approximately $264.8 million of indebtedness (including capital leases) and up to an additional $74.3 million of borrowings available under the ABL Credit Facility, subject to borrowing base limitations and other specified terms and conditions. We also have outstanding $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”).

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

•                           we could be placed at a competitive disadvantage compared to our competitors who may have proportionately less debt;

•                           our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•                           we may be more vulnerable to economic downturns and adverse developments in our business.

The instruments governing our ABL Credit Facility and the Notes contain, and the instruments governing any indebtedness we may incur in the future may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests and require us to comply with certain financial covenants. There can be no assurance that we will be able to obtain additional financing, or that any such financing would be on terms acceptable to us. Furthermore, there can be no assurance that we will be able to meet the covenants under our debt agreements, and any failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness and, potentially, a cross-default under certain other material agreements to which we are a party.

Payments on our indebtedness require a significant amount of cash. Our ability to meet our cash requirements and service our debt is impacted by many factors that are outside of our control.

We have outstanding $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014. The Notes were issued pursuant to the Indenture, dated as of October 1, 2009, among us, certain of our subsidiaries (the “Note Guarantors”), and Wells Fargo Bank, N.A., as trustee (the “Indenture”). We expect to obtain the funds to pay our expenses and to pay the amounts due under the Notes primarily from our operations and borrowings under our ABL Credit Facility. Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the Notes, or to fund other liquidity needs. Our ability to borrow amounts under our ABL Credit Facility is subject to borrowing base limitations and other specified terms and conditions, and the ability of certain of our foreign subsidiaries to borrow amounts under our ABL Credit Facility in the future is also subject, among other conditions, to our provision of security interests in certain assets of those foreign subsidiaries which we did not provide upon the closing of the ABL Credit Facility and we may not be able to provide in the future. If we do not have sufficient cash resources in the future, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money. We might not be able to accomplish any of these alternatives on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. Our failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the value of the Notes and our ability to pay the amounts due under the Notes.

We may incur substantial additional indebtedness that could further exacerbate the risks associated with our indebtedness.

We may incur substantial additional indebtedness in the future. Although the Indenture governing the Notes and the loan agreement governing our ABL Credit Facility contain restrictions on our incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions that permit us to incur substantial additional indebtedness, including additional secured indebtedness. If we incur additional debt, the risks described above under “We have, on a consolidated basis, a substantial amount of debt, which could impact our ability to obtain future financing or pursue our growth strategy” and “Payments on our indebtedness require a significant amount of cash. Our ability to meet our cash requirements and service our debt is impacted by many factors that are outside of our control” could intensify.

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

A substantial amount of our operating costs is incurred in foreign currencies. In many cases, we bill our clients in U.S. Dollar, Canadian Dollar and Euro denominated amounts and incur costs in the servicing country in local currency. If the value of the U.S. Dollar drops relative to other currencies, our cost of providing services outside the United States will increase accordingly when translated to U.S. Dollars. We also receive a portion of revenue denominated in foreign currencies, especially the Euro. If the U.S. Dollar increases in value relative to other currencies, the value of those revenues will decrease accordingly when measured in U.S. Dollars. In addition, substantially all of our employees based outside the United States are paid in local currency, while our revenues are collected in other currencies (primarily in U.S. Dollars and Euros).  As a result, our employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates between these currencies fluctuate significantly. Any continued significant fluctuations in the currency exchange rates between the U.S. Dollar, Canadian Dollar and Euro and the currencies of countries in which we operate may affect our business, results of operations, financial condition and cash flows.

A substantial portion of our costs are incurred and paid in Philippine Pesos. Therefore, we are exposed to the risk of an increase in the value of the Philippine Peso relative to the U.S. Dollar, which would increase the value of those expenses when measured in U.S. Dollars.

Although we engage in hedging related to the Canadian Dollar, the Indian Rupee and the Philippine Peso, our hedging strategy, including our ability to acquire the desired amount of hedge contracts, may not sufficiently protect us from further strengthening of these currencies against the U.S. Dollar. As a result, our expenses when measured in U.S. Dollars could increase and harm our operating results. On the other hand, if the U.S. Dollar strengthens against the Canadian Dollar, the Indian Rupee or the Philippine Peso, our hedging strategy could reduce the potential benefits we would otherwise expect from a strengthening U.S. Dollar. We are also doing business in Latin America but do not yet hedge currencies from these countries as there are no markets available in these currencies where hedge contracts may be acquired.

Our international operations and sales subject us to additional risks, including risks associated with unexpected events.

We conduct business in various countries outside of the United States, including Canada, the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, Denmark, Bulgaria, India, the Philippines, China, El Salvador, Egypt, Tunisia, Nicaragua, the Dominican Republic and Honduras. A key component of our growth strategy is our entry into new markets or expansion of our existing markets, as we did in China in 2011 and in the Philippines and Honduras in 2012 and 2013. There can be no assurance that we will be able to successfully market, sell and deliver our services in these markets, or that we will be able to successfully expand our international operations. The global reach of our business could cause us to be subject to unexpected, uncontrollable and rapidly changing events and circumstances. The following factors, among others, could adversely affect our business and earnings:

•                  failure to properly comply with foreign laws and regulations applicable to our foreign activities including employment law and data protection requirements;

•                  compliance with multiple and potentially conflicting regulations in the countries where we operate now and in the future, including employment laws, intellectual property requirements, data privacy laws, the Foreign Corrupt Practices Act and other anti-corruption laws;

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

•                  anti-American sentiment due to U.S. government policies that may be unpopular in certain countries;

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

Certain countries where we do business have recently experienced political and economic instability and civil unrest and terrorism, or could be subject to natural disasters or disease outbreak, which have disrupted and may continue to disrupt our operations and may cause our business to suffer.

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

Moreover, countries where we do business (in particular the Philippines), have experienced significant inflation, currency declines and shortages of foreign exchange. We are exposed to the risk of cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States.

In addition, we do business in various European nations, such as Italy and Spain, that have recently experienced an economic slowdown that was brought on by high sovereign government debt loads.  Increased economic instability in these countries could disrupt our operations and cause our business to suffer.

We have a large number of employees across the globe in many different countries that are subject to various natural disasters, such as typhoons and related floods in the Philippines.  In addition, many of the countries in which we operate have different levels of healthcare monitoring. A natural disaster such as a typhoon or flood, or a significant or widespread outbreak of a pandemic, such as the flu or other contagious illness, could cause significant disruptions to our employee base and could adversely impact our business and our results of operations.

Our business may not develop in ways that we currently anticipate due to negative public reaction to outsourcing and proposed legislation.

We have based our growth strategy on certain assumptions regarding our industry, services and future demand in the market for our services. However, the trend to outsource business processes may not continue and could reverse. Outsourcing is a politically sensitive topic in the United States and elsewhere due to a perceived association between outsourcing providers and the loss of jobs in the home country. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from domestic to off-shore providers to avoid negative perceptions that may be associated with using an off-shore provider. In the United States, a variety of federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing services outside the United States. Because many of our clients are companies headquartered in the United States, any expansion of existing laws or the enactment of new legislation restricting offshore outsourcing could harm our business, results of operations and financial condition. It is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to off-shore service providers. This would also negatively affect our ability to attract or retain clients that have these contracts. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring their services from onshore to off-shore providers. A slowdown or reversal of existing industry trends towards off-shore outsourcing could adversely affect our future operating results and financial performance.

Our financial results may be adversely affected by increases in labor-related costs.

Because a significant portion of our operating costs relate to labor costs, an increase in U.S. or foreign wages, costs of employee benefits or taxes could have a material adverse effect on our business, results of operations and financial condition. For example, over the past several years, healthcare insurance costs have increased at a rate much greater than that of general cost or price indices. In addition, we may face increased costs due to new legislation in certain jurisdictions, such as implementation of the Patient Protection and Affordable Care Act in the United States. Increases in our pricing may not fully compensate us for increases in labor and other costs incurred in providing services.

We may also need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wage costs in India, the Philippines and other off-shore locations have historically been significantly lower than wage costs in North America and Europe for comparably skilled professionals. However, because of rapid economic growth in India and the Philippines, increased demand for CRM and BPO services, and increased competition for skilled employees in offshore low cost locations, wages for comparably skilled employees in such locations are increasing at a faster rate than in North America and Europe.  As a result, the cost benefit enjoyed by our clients may be reduced, thereby reducing the volumes they offer to us with an adverse effect on our future revenue.  We expect competition for skilled employees at the service professional and middle and upper management levels to continue to increase, which would affect the availability and the cost of our employees, increase our attrition rate and, without a change in our pricing, reduce our gross margins.

Some of our facilities are located in jurisdictions, particularly in Europe, where it is difficult or expensive to temporarily or permanently lay off workers due to both local laws and practices within these jurisdictions. Such laws will make it more expensive for us to respond to adverse economic conditions. Although we have not experienced significant union activity or organized labor activity in the past, there can be no assurance that we will not experience such activity in the future. Union organization could increase our cost of labor, limit our ability to modify work schedules and cause work stoppage.

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

We currently benefit from income tax holiday incentives for certain projects and operations in foreign jurisdictions, such as incentives in the Philippines pursuant to registrations with the Philippine Economic Zone Authority, or PEZA. These tax holiday incentives generally expire over a period of years. The income tax holiday of our various PEZA-registered projects in the Philippines expire at staggered dates starting in 2013. In the event we are not able to renew, the expiration of these tax holidays will increase our effective income tax rate.

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

Many of our existing or emerging competitors are better established and have significantly greater resources than us, which may make it difficult to attract and retain clients and grow revenues.

The industry in which we operate is highly competitive and fragmented. We expect competition to persist and intensify in the future. Our competitors include large independent firms, as well as small firms offering specific applications, divisions of large entities, and the in-house operations of clients or potential clients.

Because we compete with the in-house operations of existing and potential clients, our business, results of operations, financial condition and cash flows could be adversely affected if our existing clients decide to internally service CRM and other business processes that currently are outsourced or if potential clients retain or increase their in-house customer service and product support capabilities. In addition, competitive pressures from current or future competitors or in-house operations could cause our services to lose market acceptance or result in significant price erosion, which would have an adverse effect upon our business, results of operations, financial condition and cash flows. Some of our clients may seek to consolidate services that we provide, which may in turn reduce the amount of work we perform for them.

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

When we are engaged by a client after the selling process for our CRM and BPO services, it takes several weeks to integrate the client’s systems with ours and may take several months thereafter to fully ramp up our services and staff levels, including hiring and training qualified service professionals and technicians, to the client’s requirements. While some client contracts require that the client reimburse us for up-front costs such as training and equipment, we may incur significant costs during the implementation stage of the engagement which we will not recover until we start to recognize revenues under the contract. Implementing processes can be subject to potential delays similar to certain of those affecting the selling cycle. As a result, we may not recognize revenues that exceed the amount of our initial expense outlay, or at all, for a prolonged period after being engaged.

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

Design defects or software errors may delay software introductions or reduce the satisfaction level of clients and may have an adverse effect on our business and results of operations. Our software is highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and/or correct. Since both our clients and we use our software to perform critical business functions, design defects, software errors or other potential problems within or outside of our control may arise from the use of our software. These design defects or errors may also result in financial or other damages to our clients, for which we may be held responsible. Although our agreements with clients often contain provisions designed to limit our exposure to potential claims and liabilities, these provisions may not effectively protect us against such claims in all cases and in all jurisdictions. Claims and liabilities arising from client losses could result in monetary damages to us and could cause damage to our reputation, adversely affecting our business and results of operations.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements.

Any future acquisitions and other material changes in our operations likely will require us to expand and possibly revise our disclosure controls and procedures, internal controls over our financial reporting and related corporate governance policies. In addition, the Sarbanes-Oxley Act of 2002 and associated regulations relating to effectiveness of internal controls over financial reporting are subject to varying interpretations due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If we fail to comply with these laws and regulations or our efforts to comply with these laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of such laws and regulations, we could be subject to regulatory sanctions, our clients and the public may lose confidence in our internal controls and the reliability of our financial statements, and our reputation may be harmed.

The industries in which we operate are continually evolving. Our services may become obsolete, and we may not be able to develop competitive services on a timely basis or at all.

The CRM and BPO service industry is characterized by rapid technological change, competitive pricing, frequent new service introductions and evolving industry standards. Our success will depend on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We will face a number of difficulties and uncertainties associated with this reliance on technological development, such as:

•                  competition from service providers using other means to deliver similar or alternative services;

•                  realizing economies of scale on a global basis;

•                  responding successfully to advances in competing technologies and network security in a timely and cost-effective manner; and

•                  existing, proposed or yet-to-be developed technologies that may render our services less profitable or obsolete.

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

The government of the People’s Republic of China (“PRC”) restricts foreign investment in telecommunications businesses. Accordingly, we operate our business in China through a variable interest entity in China (the “VIE”) owned by two individuals designated by us who are PRC citizens. We have no equity ownership interest in the VIE and rely on contractual arrangements with the VIE and its stockholders to control and operate the VIE. These contractual arrangements may not be as effective in providing control over the VIE as direct ownership and we cannot ensure that we will be able to enforce these contracts. For example, the VIE could fail to take actions required for, or beneficial to, our business or fail to maintain its license despite its contractual obligations to do so. In addition, we cannot ensure that the shareholders of the VIE will always act in our best interests. If the VIE or its stockholders fail to perform their obligations under their respective agreements with us, we may need to engage in litigation in China to enforce our rights, which may be time-consuming and costly, divert management resources, or have other adverse effects on our business, and we may not be successful in enforcing our rights.

The laws and regulations governing our business in the PRC and the enforcement and performance of our contractual arrangements with the VIE and its stockholders are relatively new and may be subject to change and their official interpretation and enforcement may involve substantial uncertainty. New laws and regulations that affect our business may also be applied retroactively. We cannot ensure that the PRC government would agree that the operating arrangements comply with PRC licensing, registration, or other regulatory requirements, with existing policies, or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenue, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our clients, or take other regulatory or enforcement actions against us that could be harmful to our business.

We may become involved in litigation that may materially adversely affect us.

From time to time we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including patent, software, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

ITEM  1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                  PROPERTIES

Description of Property

We have 54 locations, including 51 service centers in 22 countries that are designed to be globally integrated. Our facilities are organized into two regions: Americas, which includes the United States, Canada, the Philippines, India, China, the Carribean and Latin America; and EMEA, which includes Europe, the Middle East and Africa.

We do not own offices or properties but rather lease offices in the United States, Canada, the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, India, China, Tunisia, the Dominican Republic, El Salvador, Nicaragua, Honduras, the Philippines, Egypt, Denmark and Bulgaria. Our headquarters are located in Eagan, Minnesota.

We believe that our facilities are adequate for our present needs in all material respects.

ITEM  3.                               LEGAL PROCEEDINGS

None.

ITEM  4.                               MINE SAFETY DISCLOSURES

None.

PART II

ITEM  5.                               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held and therefore there is no established public trading market. As of February 25, 2013, SGS Holdings, Inc. is the only owner of record of our common stock.

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

Overview

Our Business

Stream Global Services, Inc. (“we”, “us”, “Stream”, the “Company” or “SGS”) is a global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support primarily for Fortune 1000 companies. Our clients include multinational computing/hardware, telecommunications service providers, software/networking, entertainment/media, retail, travel and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across approximately 51 service centers in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

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

Recent Developments

On February 25, 2013, we completed our acquisition of all of the outstanding share capital of LBM Holdings Limited and the interests in its two subsidiaries, LBM Holdings (UK) Limited and LBM Direct Marketing Limited (collectively, “LBM”), for a purchase price of approximately GBP 29.0 million.  LBM is a United Kingdom-based BPO provider servicing large, multinational companies primarily in the UK marketplace. LBM provides a range of out-bound revenue generation services and capabilities for utilities, telecommunications and financial services companies in Europe. LBM has approximately 2,500 employess across 6 locations in England and Northern Ireland.

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

Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

Persuasive evidence of an arrangement —We use a legally binding contract signed by the client as evidence of an arrangement. We consider the signed contract to be the most persuasive evidence of the arrangement.

Delivery has occurred or services rendered —Delivery has occurred based on the billable time or transactions processed by each service professional, as defined in the client contract. The rate per billable time or transaction is based on a pre-determined contractual rate. Contractually pre-determined quality and performance metrics may adjust the amount of revenue recognized.

Fee is fixed or determinable —We assess whether the fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Our standard payment terms are normally within 90 days. Our experience has been that we are generally able to determine whether a fee is fixed or determinable.

Collection is probable —We assess the probability of collection from each client at the outset of the arrangement based on a number of factors, including the payment history and its current creditworthiness. If in our judgment collection of a fee is not probable, we do not record revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of the cash payment. Our experience has been that we are generally able to estimate whether collection is probable.

Allowances for Accounts Receivable

We maintain allowances for estimated losses resulting from the inability of our clients to make required payments. We perform credit reviews of each client, monitor collections and payments from our clients, and determine the allowance based upon historical experience and specific collection issues. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

As of December 31, 2012 and 2011 we maintained a full valuation allowance against our deferred tax assets in certain countries including the United States. We currently do not have sustained profitability sufficient to support a conclusion that a valuation allowance is not required in these jurisdictions.

We account for our uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740-10, Income Taxes. We follow a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors including changes in facts or circumstances, changes in applicable tax law, and settlement of issues under audit.

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

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), limits the amount of U.S. tax attributes (Net operating loss carry forwards and tax credits) that can be utilized annually to offset future taxable income based on certain 3-year cumulative increases in the ownership interests of stockholders who are 5% stockholders under the Code. The Company has determined that an ownership change occurred under these federal income tax provisions on April 27, 2012 in connection with the Merger. However, the Company did not generate U.S. taxable income in excess of the annual limitation in 2012 nor does it expect to in 2013.

On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (often referred to as the “Fiscal Cliff Legislation”). The legislation reinstates retroactively to January 1, 2012 various tax provisions that had expired. Under ASC 740-10-45-15, the effects of changes in tax rates and laws on deferred tax balances are recognized in the period the new legislation is enacted. As this tax legislation was enacted in January 2013, these financial statements do not consider the effects of the legislation. Had this legislation been enacted in 2012, it would have resulted in an additional $8.9 million of net operating loss, approximately $0.5 million of additional tax credits, and $0.5 million of additional state net operating loss in the United States being reflected in these financial statements.

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

Goodwill and Other Intangible Assets

In accordance with the authoritative guidance, goodwill is reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. We operate in one reporting unit, which is the basis for impairment testing of all goodwill. We utilize internally developed models to estimate our expected future cash flows in connection with our estimate of fair value of the reporting unit in the evaluation of goodwill. The key assumptions in our model consist of numerous factors including the discount rate, terminal value, growth rate and the achievability of our longer term financial results. Intangible assets with a finite life are recorded at cost and amortized using their projected cash flows over their estimated useful life. Client lists and relationships are amortized over periods up to ten years, market adjustments related to facility leases are amortized over the term of the respective lease and developed software is amortized over five years. Brands and trademarks are not amortized as their life is indefinite. In accordance with the authoritative guidance, indefinite-lived intangible assets are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired.

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

Key Operating Metrics and Other Items

Direct Cost of Revenue

We record the costs specifically associated with client billable programs identified in a client statement of work as direct cost of revenue. These costs include direct labor wages and benefits of service professionals in our call centers as well as reimbursable expenses such as telecommunication charges. The most significant portion of our direct cost of revenue is attributable to employee compensation, benefits and payroll taxes. These costs are expensed as they are incurred. Direct costs are affected by prevailing wage rates in the countries in which they are incurred and are subject to the effects of foreign currency fluctuations, net of the impact of any cash flow hedges.

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

We generate revenue and incur expenses in several different currencies. We do not operate in any countries subject to hyper-inflationary accounting treatment. Our most common transaction currencies are the U.S. Dollar, the Euro, the Canadian Dollar, Philippine Peso and the Indian Rupee. Our clients are most commonly billed in the U.S. Dollar or the Euro. We translate our results from functional currencies to U.S. Dollars using the average exchange rates in effect during the accounting period.

On April 27, 2012, Stream Acquisition, Inc., a Delaware corporation (“MergerSub”) wholly-owned by SGS Holdings LLC (now SGS Holdings, Inc.) (“Parent”), entered into a Contribution and Exchange Agreement, pursuant to which Parent contributed 73,094 shares of common stock of the Company (approximately 96.2% of all outstanding SGS shares) to MergerSub. Immediately thereafter, MergerSub effected a merger (the “Merger”) pursuant to which MergerSub was merged with and into SGS, with SGS continuing as the surviving corporation. As a result of the Merger, SGS became a wholly-owned subsidiary of Parent, which is controlled by affiliates of Ares Corporate Opportunities Fund II, L.P., EGS Dutchco B.V. and NewBridge International Investments Ltd. (collectively, the “Sponsors”).

The Sponsors constitute a group of stockholders who, prior to the time of and following the Merger, held a majority of the voting ownership of SGS through a parent entity. Since 2009, the Sponsors have been parties to a stockholders agreement related to the investment in SGS that provides for, among other things, the composition of the board of directors of SGS and certain voting and governance rights of SGS. The Merger was a common control transaction as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of “Common Control” in Relation to ASC 805, Business Combinations (“ASC 805”). The Sponsors represent a group of stockholders that hold more than 50% of the voting ownership interest of each entity and contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert existed at the time of the Merger. Accordingly, the Merger has been accounted for at the carrying amounts of the equity interests transferred. Therefore, there was no change in the basis of the assets and liabilities of the Company. Equity accounts have been retroactively presented to show the common shares as a result of the Merger.

The Compensation Committee of Parent’s Board of Directors issued options under the 2012 Stock Incentive Plan (the “2012 Plan”) in the fourth quarter of 2012 as replacement for certain options terminated under the 2008 Stock Incentive Plan (the “2008 Plan”). Accordingly, the issuance of options under the 2012 Plan in order to replace those options under the 2008 Plan that were terminated as described in the notes to the financial statements were accounted for as a modification. Any previously unrecognized compensation cost related to such options that were replaced will continue to be recognized over the remaining vesting term of the original award. Any incremental value attributable to the replacement awards is computed as of the date that the replacement awards are granted and recognized over the requisite service period of the replacement award.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment became effective prospectively for the Company’s interim period ended March 31, 2012. The adoption of this guidance did not have a material impact on its financial position, results of operations or cash flows.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income (loss). Under the amended guidance, an entity has the option to present comprehensive income in either one or two consecutive financial statements. The Company decided to present a single statement showing the components of net income (loss) and total net income (loss), the components of other comprehensive income (loss) and total other comprehensive income (loss), and a total for comprehensive income (loss). The amendment became effective retrospectively for the Company’s interim period ended March 31, 2012.

In December 2011, the FASB issued additional guidance related to the presentation of other comprehensive income. This guidance is intended to allow the FASB time to reconsider whether it is necessary to require entities to present the effects of reclassifications out of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance defers the effective date of only those provisions in the other comprehensive income guidance that relate to the presentation of reclassification adjustments out of other comprehensive income and reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in a note to the financial statements. The amendments in this new guidance became effective at the same time as the amendments in the other comprehensive income guidance explained above. The Company’s adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2012, the FASB issued new accounting guidance that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The Company adopted this accounting guidance during the fourth quarter of 2012 and this adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

Year ended December 31, 2012 compared with year ended December 31, 2011

Revenue. Revenues increased $13.4 million, or 1.6%, to $860.3 million for the year ended December 31, 2012, compared to $846.9 million for the year ended December 31, 2011. The increase is primarily attributable to increased volume in off-shore locations partially offset by fluctuations in currency exchange rates (primarily the Euro) of $13.5 million and lower volumes in Southern European locations.

Revenues for services performed in offshore service centers such as the Philippines, India, El Salvador, the Dominican Republic, China, Nicaragua, Tunisia and Egypt increased $36.9 million, or 10.4%, for the year ended December 31, 2012, compared to the year ended December 31, 2011 due to higher client volumes. Revenues in our offshore service centers represented 45.3% of consolidated revenues for the year ended December 31, 2012, compared to 41.7% in the same period in 2011. Revenues for services performed in our United States and Canadian service centers decreased $6.1 million, or 1.9%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. Revenues for services performed in European service centers decreased $17.4 million, or 10.0%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. This decrease is attributable to the weakening of the Euro relative to the U.S. Dollar which resulted in approximately $13.0 million lower revenue in 2012 on a constant currency basis and weaker volumes in Southern Europe. The weakening Euro relative to the U.S. Dollar also provides an offsetting benefit to direct cost of revenue and operating expenses.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $7.7 million, or 1.5%, to $502.1 million for the year ended December 31, 2012, compared to $494.4 million for the year ended December 31, 2011. The increase is primarily attributable to the costs associated with responding to incremental call volume.

Gross Profit. Gross profit increased $5.8 million, or 1.6%, to $358.3 million for the year ended December 31, 2012 from $352.5 million for the year ended December 31, 2011. Gross profit as a percentage of revenue was 41.6% for both of the years ended December 31, 2012 and 2011.

Operating Expenses. Operating expenses consist of selling, general and administrative expense, severance, restructuring and other charges, net and depreciation and amortization expense. Operating expenses decreased $2.8 million, or 0.8%, to $334.5 million for the year ended December 31, 2012, compared to $337.3 million for the year ended December 31, 2011. Operating expenses as a percentage of revenues decreased to 38.9% for the year ended December 31, 2012, compared to 39.8% for the year ended December 31, 2011, primarily as a result of the decreases in amortization, higher revenue and the effect of the reductions in work-force that were conducted in the second and third quarters of 2011.

Selling, general and administrative expense decreased from $266.3 million for the year ended December 31, 2011 to $261.1 million, or 1.9% for the year ended December 31, 2012. Selling, general and administrative expense as a percentage of revenue was 30.3% and 31.4% for the years ended December 31, 2012 and 2011, respectively. The decrease in selling, general and administrative expense is the result of continued cost controls.

Severance, restructuring and other charges, net were $14.4 million and $10.8 million for the years ended December 31, 2012 and 2011, respectively. The charge in 2012 primarily relates to salary continuation expense of approximately $5.6 million related to non-agent severance, $4.9 million related to management’s decision to exit locations and eliminate un-profitable programs and $3.9 million related to transaction related expenses in connection with the privatization of the Company in April 2012.  The charge in 2011 principally relates to severance costs of $11.1 million in connection with a reduction in non-agent staffing partially offset by a non-cash release of an acquisition related liability.

Depreciation and amortization expense was $59.1 million and $60.3 million for the years ended December 31, 2012 and 2011, respectively. The decrease in depreciation and amortization is related to the scheduled step down of amortization expense.

Other Expenses, Net. Other expenses, net include interest expense and foreign currency gains and losses. Other expenses, net decreased $1.3 million, or 3.9%, to $31.4 million for the year ended December 31, 2012, compared to $32.7 million for the year ended December 31, 2011.

Interest expense was $30.0 million and $28.8 million for the years ended December 31, 2012 and 2011, respectively. Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the year ended December 31, 2012, we recorded a foreign currency loss of $1.4 million versus a loss of $3.9 million for the comparable period in the prior year.

Provision for Income Taxes. Income taxes were $5.3 million and $6.1 million for the years ended December 31, 2012 and 2011, respectively. Foreign tax expense, where we generally have taxable income, was $4.9 million and $7.5 million for the years ended December 31, 2012 and 2011, respectively. In the United States, we recorded a tax expense of $0.4 million primarily due to state non-income based tax and a tax benefit of $1.5 million due to the release of uncertain tax positions resulting from the expiration of statutes of limitations for the years ended December 31, 2012 and 2011, respectively. We operate in a number of countries outside the United States where we are generally taxed at lower statutory rates than the United States and also benefit from tax holidays in some foreign locations.

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

We made capital expenditures (including amounts financed under capital leases) of $54.7 million in the year ended December 31, 2012 as compared to $51.1 million for the year ended December 31, 2011. We expect to continue to make capital expenditures to build new service centers, upgrade existing service centers, meet new contract requirements and maintain and upgrade our infrastructure.

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

In October 2009, Stream, Stream Holdings Corporation, Stream International, Inc., Stream New York, Inc., Stream Global Services-US, Inc., Stream Global Services-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V., Stream International Service Europe B.V., and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”), entered into a Credit Agreement, as amended by the First Amendment to Credit Agreement dated June 3, 2011, the Second Amendment to Credit Agreement dated November 1, 2011 and the Third Amendment to Credit Agreement dated December 27, 2012,  with Wells Fargo Capital Finance, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders (the “Credit Agreement”), providing for the revolving credit financing (the “ABL Facility”) of up to $125.0 million, including a $20.0 million sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The ABL Facility has a term of five years or 120 days prior to the maturity of our Notes (including any refinancing or extension of the Notes), whichever is less, at an interest rate of Wells Fargo’s base rate plus 150 basis points or LIBOR plus 250 basis points at our discretion. The ABL Facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $25.0 million. At December 31, 2012, we had $74.3 million available under the ABL Facility, which includes increases in availability resulting from the Third Amendment to Credit Agreement. We were in compliance with the financial covenant as of December 31, 2012.

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of December 31, 2012, we had approximately $3.2 million of these letters of credit in place under our ABL Facility. The obligations under the letters of credit decline annually as the underlying obligations are satisfied.

Contractual Obligations. We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$259,903	$27,833	$229,777	$2,293	$—
Revolving debt obligations	37,751	2,168	35,583	—	—
Operating lease obligations	128,485	37,823	55,267	27,692	7,703
Capital lease obligations	16,601	10,159	5,867	575	—

Total	$442,740	$77,983	$326,494	$30,560	$7,703

Unrestricted cash and cash equivalents totaled $18.4 million for the year ended December 31, 2012, which is a $4.6 million decrease compared to $23.0 million for the year ended December 31, 2011. The amount of cash and cash equivalents on hand at any given time is primarily affected by timing differences between the collection of our accounts receivables and payment of our expenses. The timing of collections are a function of contractually agreed payment terms with our clients while certain routine disbursements (e.g., payrolls) are based on prevailing convention or statutory requirements in each jurisdiction where we do business. Our ABL Facility is utilized to provide a bridge between these timing differences allowing us to more effectively utilize our cash and cash equivalents on hand. A substantial portion of our cash and cash equivalents is located in foreign countries and may be subject to foreign withholding taxes if repatriated to the United States.

Working capital increased $0.1 million to $96.5 million for the year ended December 31, 2012, compared to $96.4 million for the year ended December 31, 2011.

Net cash provided by operating activities totaled $52.0 million for the year ended December 31, 2012, a $1.9 million increase from the $50.1 million provided by operations for the year ended December 31, 2011, primarily due to a $10.7 million improvement in net income partially offset by a non-recurring improvement in days sales outstanding during the year ended December 31, 2011.

Net cash used in investing activities totaled $48.7 million for the year ended December 31, 2012, which is a $9.4 million increase from the $39.3 million used in the period ended December 31, 2011. The increase is due to slightly higher capital expenditures on a year over year basis and lower utilization of capital leases to finance purchases of fixed assets.

Net cash used in financing activities totaled $8.2 million for the year ended December 31, 2012, a $5.2 million increase from the $3.0 million used in financing activities for the period ended December 31, 2011. The increase in cash used in financing activities reflects an $18.8 million change in net debt payments from $8.2 million paid during 2012 compared to $10.6 million drawn in 2011, partially offset by the $13.6 million repurchase of common stock in 2011.

Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. Dollars or vice versa, and generally mature in one to eighteen months. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $206.5 million as of December 31, 2012 and $216.5 million as of December 31, 2011.

We believe that our cash generated from operations, existing cash and cash equivalents and available credit will be sufficient to meet expected operating and capital expenditures and acquisition funding for the next 12 months.

Off-Balance Sheet Arrangements

With the exception of operating leases discussed above, we do not have any off-balance sheet arrangements.

Seasonality

We are exposed to seasonality in our revenues because of the nature of certain consumer-based clients. We may experience increased volume associated with the peak processing needs in the fourth quarter coinciding with the holiday period and a somewhat seasonal overflow into the first quarter of the following calendar year.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments bear interest at variable rates. At December 31, 2012, we had outstanding borrowings under variable rate debt agreements that totaled approximately $35.5 million. A hypothetical 1% increase in the interest rate would have increased interest expense by approximately $0.4 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our variable rate borrowings reflects fair value due to their short-term and variable interest rate features.

We had no outstanding interest rate derivatives covering interest rate exposure at December 31, 2012.

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

The following summarizes the relative (weakening)/strengthening of the U.S. Dollar against the local currency during the years presented:

	Year Ended December 31,
	2012	2011
U.S. Dollar vs. Canadian Dollar	(2.3)%	1.9%
U.S. Dollar vs. Euro	(2.0)%	2.3%
U.S. Dollar vs. Indian Rupee	0.7%	12.3%
U.S. Dollar vs. Philippine Peso	(6.1)%	(0.4)%

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

Given the significance of our foreign operations and the potential volatility of certain of these currencies versus the U.S. Dollar, we use forward purchases of Philippine Pesos, Canadian Dollars, Euros and Indian Rupees to minimize the impact of currency fluctuations. As of December 31, 2012, we had entered into forward contracts with financial institutions to acquire the following currencies:

Currency	Notional Value (in thousands)	USD Equivalent (in thousands)	Highest Rate	Lowest Rate
Philippine Peso	5,482,500	133,625	43.84	41.02
Canadian Dollar	55,925	56,014	1.05	0.98
Indian Rupee	730,000	12,992	59.11	53.52
Euro	3,000	3,956	1.32	1.32

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

ITEM 8.                                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Stream Global Services, Inc.

We have audited the accompanying consolidated balance sheets of Stream Global Services, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stream Global Services, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2013

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$18,735	$23,248
Accounts receivable, net of allowance for bad debts of $0 and $263 at December 31, 2012 and 2011, respectively	164,929	165,963
Income taxes receivable	2,282	644
Deferred income taxes	8,586	13,061
Prepaid expenses and other current assets	18,140	14,117

Total current assets	212,672	217,033
Equipment and fixtures, net	96,851	87,611
Deferred income taxes	3,483	3,711
Goodwill	226,749	226,749
Intangible assets, net	52,340	66,671
Other assets	11,933	14,921
Total assets	$604,028	$616,696

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,359	$12,489
Accrued employee compensation and benefits	58,035	60,310
Other accrued expenses	20,677	28,429
Income taxes payable	1,115	1,919
Current portion of long-term debt	5,333	453
Current portion of capital lease obligations	9,279	10,743
Other current liabilities	5,387	6,251
Total current liabilities	116,185	120,594
Long-term debt, net of current portion	240,354	239,774
Capital lease obligations, net of current portion	5,967	9,964
Deferred income taxes	15,673	19,103
Other long-term liabilities	15,953	13,817
Total liabilities	394,132	403,252
Commitments and contingencies (Note 10 and 15):
Stockholders’ equity:
Voting common stock, par value $0.001 per share, 1 share authorized and outstanding	—	—
Additional paid-in-capital	336,572	332,960
Accumulated deficit	(120,031)	(107,084)
Accumulated other comprehensive loss	(6,645)	(12,432)
Total stockholders’ equity	209,896	213,444
Total liabilities and stockholders’ equity	$604,028	$616,696

See accompanying notes to consolidated financial statements.

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	December 31,
	2012	2011
Revenue	$860,311	$846,907
Direct cost of revenue	502,050	494,426
Gross profit	358,261	352,481
Operating expenses:
Selling, general and administrative expenses	261,069	266,252
Severance, restructuring and other charges, net	14,401	10,769
Depreciation and amortization expense	59,068	60,322
Total operating expenses	334,538	337,343
Income from operations	23,723	15,138
Other expenses, net:
Foreign currency loss	1,377	3,902
Interest expense, net	30,026	28,780
Total other expenses, net	31,403	32,682
Loss before provision for income taxes	(7,680)	(17,544)
Provision for income taxes	5,267	6,093
Net loss	$(12,947)	$(23,637)

See accompanying notes to consolidated financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)

 (In thousands)

	Year Ended December 31,
	2012	2011
Net loss	$(12,947)	$(23,637)
Other comprehensive income (loss):
Change in unrealized gain (loss) on forward exchange contracts, net of tax	5,689	(7,764)
Change in cumulative translation adjustment (1)	98	(3,561)
Comprehensive loss	$(7,160)	$(34,962)

(1)         During the year ended December 31, 2012, we substantially liquidated our investment in Costa Rica. Accordingly, we recognized $228 from cumulative translation adjustment to other foreign currency loss in our statement of operations. There were no sales or liquidations of investments in foreign entities during the other periods presented. Therefore, there is no adjustment for 2011.

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
	Common Stock		Additional		Other
	Shares	Par Value	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balances at December 31, 2010	1	$—	$344,272	$(83,447)	$(1,107)	$259,718
Net loss	—	—	—	(23,637)	—	(23,637)
Currency translation adjustment	—	—	—	—	(3,561)	(3,561)
Unrealized loss on derivatives, net of tax	—	—	—	—	(7,764)	(7,764)
Stock-based compensation expense	—	—	2,356	—	—	2,356
Taxes withheld on restricted stock	—	—	(23)	—	—	(23)
Repurchase of common stock	—	—	(13,645)	—	—	(13,645)
Balances at December 31, 2011	1	$—	$332,960	$(107,084)	$(12,432)	$213,444
Net loss	—	—	—	(12,947)	—	(12,947)
Currency translation adjustment	—	—	—	—	98	98
Unrealized gain on derivatives, net of tax	—	—	—	—	5,689	5,689
Stock-based compensation expense	—	—	3,623	—	—	3,623
Taxes withheld on restricted stock	—	—	(11)	—	—	(11)
Balances at December 31, 2012	1	$—	$336,572	$(120,031)	$(6,645)	$209,896

See accompanying notes to consolidated financial statements

STREAM GLOBAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2012	2011
Operating Activities:
Net loss	$(12,947)	$(23,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,068	60,322
Amortization of bond discount and debt issuance costs	4,460	3,997
Deferred taxes	381	811
Loss on impairment or disposal of assets	445	455
Noncash stock compensation	3,623	2,356
Other noncash adjustments	(228)	—
Changes in operating assets and liabilities:
Accounts receivable	1,843	13,932
Income taxes receivable	(223)	(885)
Prepaid expenses and other current assets	(742)	800
Other assets	(1,058)	744
Accounts payable	3,828	1,754
Accrued expenses and other liabilities	(6,483)	(10,534)
Net cash provided by operating activities	51,967	50,115
Investing Activities:
Additions to equipment and fixtures	(48,701)	(39,312)
Net cash used in investing activities	(48,701)	(39,312)
Financing activities:
Net borrowings (payments) on line of credit (Note 10)	(10,075)	20,250
Proceeds from issuance of debt	14,819	1,300
Payments on long-term debt	(1,244)	(231)
Payment of capital lease obligations	(12,290)	(10,685)
Proceeds from capital leases	630	—
Tax payments on withholding of restricted stock	(11)	(23)
Repurchase of common stock	—	(13,645)
Net cash used in financing activities	(8,171)	(3,034)
Effect of exchange rates on cash and cash equivalents	392	(3,010)
Net increase (decrease) in cash and cash equivalents	(4,513)	4,759
Cash and cash equivalents, beginning of period	23,248	18,489
Cash and cash equivalents, end of period	$18,735	$23,248

Supplemental cash flow information:
Cash paid for interest	$26,158	$25,908
Cash paid for income taxes	7,787	9,776
Noncash financing activities:
Capital lease financing	6,043	11,772

See accompanying notes to consolidated financial statements.

STREAM GLOBAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(In thousands)

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

On April 27, 2012, Stream Acquisition, Inc., a Delaware corporation (“MergerSub”) wholly-owned by SGS Holdings LLC (now SGS Holdings, Inc.) (“Parent”), entered into a Contribution and Exchange Agreement, pursuant to which Parent contributed 73,094 SGS shares (approximately 96.2% of all outstanding SGS shares) to MergerSub. Immediately thereafter, MergerSub effected a merger (the “Merger”) pursuant to which MergerSub was merged with and into the Company, with the Company continuing as the surviving corporation. As a result of the Merger, the Company became a wholly-owned subsidiary of Parent, which is controlled by affiliates of Ares Corporate Opportunities Fund II, L.P., EGS Dutchco B.V. and NewBridge International Investments Ltd. (collectively, the “Sponsors”).

The Sponsors constitute a group of stockholders who, prior to the time of and following the Merger, held a majority of the voting ownership of SGS through a parent entity. Since 2009, the Sponsors have been parties to a stockholders agreement related to the investment in SGS that provides for, among other things, the composition of the board of directors of SGS and certain voting and governance rights of SGS. The Merger was a common control transaction as defined in Emerging Issues Task Force (“EITF”) Issue No. 02-5, Definition of “Common Control” in Relation to Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The Sponsors represent a group of stockholders that hold more than 50% of the voting ownership interest of each entity and contemporaneous written evidence of an agreement to vote a majority of the entities’ shares in concert existed at the time of the Merger. Accordingly, the Merger has been accounted for at the carrying amounts of the equity interests transferred. Therefore, there was no change in the basis of the assets and liabilities of the Company. Equity accounts have been retroactively presented to show the common shares as a result of the Merger.

Note 2—Our Business

We are a global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support primarily for Fortune 1000 companies. Our clients include multinational computing/hardware, telecommunications service providers, software/networking, entertainment/media, retail, travel and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across approximately 51 service centers in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

Note 3—Basis of Presentation

Our consolidated condensed financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011 include our accounts and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to cash and accounts payable in the December 31, 2011 consolidated financial statements to conform to the 2012 financial statement presentation. The reclassifications have no impact on net loss.

In compliance with ASC 810, Consolidation (“ASC 810”), the Company analyzes its contractual arrangements to determine whether they represent variable interests in a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary. ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary regardless of ownership of voting shares. The Company is the primary beneficiary of a VIE in China, which it consolidates.  The assets, liabilities and obligations of the VIE are not material to these consolidated financial statements.

Results of operations for the year ended December 31, 2012 comprise the results of SGS and MergerSub. As a result of the Merger, all treasury stock was cancelled. 75,955 shares of the Company’s common stock were cancelled and 1 share of the Company’s common stock was reissued. The equity accounts have been retroactively adjusted for the effects of the Merger. MergerSub had no activities and all results presented are those of SGS. We have evaluated subsequent events through the date these financial statements were issued.

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

Cash Equivalents

We consider all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents of $14,059 and $15,762 at December 31, 2012 and 2011, respectively, were held in international locations and may be subject to additional taxes if repatriated to the United States. Cash balances held in foreign currency are also subject to fluctuation in their exchange rate if and when converted to U.S. Dollars.

Accounts Receivable and Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk are principally accounts receivable. Services are provided to clients throughout the world and in various currencies. Amounts included in accounts receivable are incurred and billable at December 31, 2012.

We extend credit to our clients in the normal course of business. We do not require collateral from our clients. We evaluate the collectability of our accounts receivable based on a combination of factors that include the payment history and financial stability of our clients, our clients’ future plans and various market conditions. In circumstances where we are aware of a specific client’s inability to meet its financial obligations, we record a specific reserve against amounts due. Historically, we have not experienced significant losses on uncollectible accounts receivable. We have a reserve for doubtful accounts of zero and $263 as of December 31, 2012 and 2011, respectively. We did not record a bad debt provision for the years ended December 31, 2012 and 2011.

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

Goodwill and Other Intangible Assets

In accordance with the authoritative guidance, goodwill is reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. We operate in one reporting unit, which is the basis for impairment testing of all goodwill. We utilize internally developed models to estimate our expected future cash flows in connection with our estimate of fair value of the reporting unit in the evaluation of goodwill. The key assumptions in our model consist of numerous factors including the discount rate, terminal value, growth rate and the achievability of our longer term financial results. Intangible assets with a finite life are recorded at cost and amortized using their projected cash flows over their estimated useful life. Client lists and relationships are amortized over periods up to ten years, market adjustments related to facility leases are amortized over the term of the respective lease and developed software is amortized over five years. Brands and trademarks are not amortized as their life is indefinite. In accordance with the authoritative guidance, indefinite-lived intangible assets are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired.

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

Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

Persuasive evidence of an arrangement —We use a legally binding contract signed by the client as evidence of an arrangement. We consider the signed contract to be the most persuasive evidence of the arrangement.

Delivery has occurred or services rendered —Delivery has occurred based on the billable time or transactions processed by each support professional, as defined in the client contract. The rate per billable time or transaction is based on a pre-determined contractual rate. Contractually pre-determined quality and performance metrics may adjust the amount of revenue recognized.

Fee is fixed or determinable —We assess whether the fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Our standard payment terms are normally within 90 days. Our experience has been that we are generally able to determine whether a fee is fixed or determinable.

Collection is probable —We assess the probability of collection from each client at the outset of the arrangement based on a number of factors, including the client’s payment history and its current creditworthiness. If in our judgment collection of a fee is not probable, we do not record revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of the cash payment. Our experience has been that we are generally able to estimate whether collection is probable.

Direct Cost of Revenue

We record the costs specifically associated with client billable programs identified in a client statement of work as direct cost of revenue. These costs include direct labor wages and benefits of service professionals in our call centers as well as reimbursable expenses such as telecommunication charges. The most significant portion of our direct cost of revenue is attributable to employee compensation, benefits and payroll taxes. These costs are expensed as they are incurred. Direct costs are affected by prevailing wage rates in the countries in which they are incurred and are subject to the effects of foreign currency fluctuations, net of the impact of any cash flow hedges.

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

We account for financial derivative instruments utilizing the authoritative guidance. We generally utilize forward contracts expiring within one to 18 months to reduce our foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies. Upon proper designation, certain of these contracts are accounted for as cash-flow hedges, as defined by the authoritative guidance. These contracts are entered into to protect against the risk that the value of the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to counterparty credit risk. We do not believe that we are exposed to a concentration of credit risk with our derivative financial instruments as the counterparties are well established institutions and counterparty credit risk information is monitored on an ongoing basis.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis (as required), whether the derivatives that are used in cash flow hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a cash flow hedge or that it has ceased to be a highly effective hedge or if a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting prospectively. At December 31, 2012, all hedges were determined to be highly effective, except for certain hedges where we elect not to apply hedge accounting as defined by the authoritative guidance.

Our hedging program has been effective in all periods presented and the amount of hedge ineffectiveness has not been material.

As of December 31, 2012 and 2011, we had approximately $206,535 and $216,491, respectively, of foreign exchange risk hedged using forward exchange contracts. As of December 31, 2012, the forward exchange contracts we held were comprised of $167,140 of contracts determined to be effective cash flow hedges and $39,395 of contracts for which we elected not to apply hedge accounting.

As of December 31, 2012 and 2011, the fair market value of these derivative instruments designated as cash flow hedges reflected a gain of $3,558 and a loss of $2,424, respectively. As of December 31, 2012 and 2011, the fair market value of derivatives for which we elected not to apply hedge accounting reflected a gain of $244 and a loss of $1,078, respectively. As of December 31, 2012 and 2011, $3,555 of unrealized gains and $2,539 of unrealized losses, respectively, may be reclassified from other comprehensive income to earnings within the next 12 months based on current foreign exchange rates. As of December 31, 2012 and 2011, included in other current assets is $586 and included in other current liabilities is $84, respectively, of fair market value of derivatives designated as cash flow hedges that were acquired from a commercial bank in which one of our financial sponsors owns a non-controlling interest.

For the years ended December 31, 2012 and 2011, the Company had realized net gains of $2,114 and net losses of $2,878, respectively, on hedges for which the Company elected to not apply hedge accounting. For the years ended December 31, 2012 and 2011, the Company realized net gains of $2,256 and $4,416, respectively, on hedges which were deemed effective cash flow hedges. During the years ended December 31, 2012 and 2011, the Company realized no gain and gains of $298, respectively, on hedges which were previously determined to be effective cash flow hedges.

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

	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Forward exchange contracts	$3,802	$—	$3,802	$—
Total	$3,802	$—	$3,802	$—

	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Forward exchange contracts	$(3,502)	$—	$(3,502)	$—
Total	$(3,502)	$—	$(3,502)	$—

The fair values of our forward exchange contracts are determined through market, observable and corroborated sources.

The carrying amounts reflected in the consolidated balance sheets for other current assets, accounts payable, and other liabilities approximate fair value due to their short-term maturities. To the extent we have any outstanding borrowings under our revolving credit facility, the fair value would approximate its reported value because the interest rate is variable and reflects current market rates.

At December 31, 2012 the fair value of our long term debt was $210,000. The fair value of our long term debt is determined from financial market quotations.

Market Lease Reserve

We assumed facility leases in connection with the acquisition of EGS. Under the authoritative guidance, the operating leases are to be recorded at fair value at the date of acquisition. We determined that certain of the facility lease contract rates were in excess of the market rates at the date of acquisition, resulting in an above market lease reserve. The above and below market lease values for the assumed facility leases were recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each operating lease and (ii) management’s estimate of fair market lease rates for each corresponding operating lease, measured over a period equal to the remaining term of the lease. The market lease reserves are amortized as a reduction of base rental expense over the remaining term of the respective leases.

For the years ended December 31, 2012 and 2011, the amortization of the market lease reserve, including imputed interest, was $748 and $3,298, respectively.

Stock-Based Compensation

At December 31, 2012 and 2011, we had a stock-based compensation plan for employees and directors. We adopted the fair value recognition provisions of the financial guidance at our inception. For share-based payments, the fair value of each grant (time-based grants with performance acceleration) is estimated on the date of grant using the Black-Scholes-Merton option valuation. Stock compensation expense is recognized on a straight-line basis over the vesting term, net of an estimated future forfeiture rate. The Company estimates the forfeiture rate annually based on its historical experience of vested and forfeited awards.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance to converge fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment became effective prospectively for the Company’s interim period ended March 31, 2012. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income (loss). Under the amended guidance, an entity has the option to present comprehensive income (loss) in either one or two consecutive financial statements. The Company decided to present a single statement showing the components of net income (loss) and total net income (loss), the components of other comprehensive income (loss) and total other comprehensive income (loss), and a total for comprehensive income (loss). The amendment became effective retrospectively for the Company’s interim period ended March 31, 2012.

In December 2011, the FASB issued additional guidance related to the presentation of other comprehensive income. This guidance is intended to allow the FASB time to reconsider whether it is necessary to require entities to present the effects of reclassifications out of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance defers the effective date of only those provisions in the other comprehensive income guidance that relate to the presentation of reclassification adjustments out of other comprehensive income and reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in a note to the financial statements. The amendments in this new guidance became effective at the same time as the amendments in the other comprehensive income guidance explained above. The Company’s adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2012, the FASB issued new accounting guidance that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The Company adopted this accounting guidance during the fourth quarter of 2012 and this adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 5—Goodwill and Intangibles

Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances suggest that the carrying value of goodwill and indefinite-lived intangible assets may not be recoverable. We utilize internally developed models to estimate our expected future cash flow and utilize a discounted cash flow technique to estimate the fair value of the Company in connection with our evaluation of goodwill and indefinite-lived intangible assets. No impairment of goodwill and indefinite-lived intangible assets resulted from our most recent evaluation of goodwill and indefinite-lived intangible assets for impairment, which occurred in the fourth quarter of 2012, nor do we believe any indicators of impairment have occurred. Our next annual impairment assessment will be conducted in the fourth quarter of 2013.

Intangible Assets

We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows that the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in the statement of operations is the amount by which the carrying value of the assets exceeds their fair value, determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. There were no impairments recorded during the year ended December 31, 2012.

Intangible assets at December 31, 2012 consisted of the following:

	Estimated useful life	Weighted average remaining life	Gross cost	Accumulated amortization	Net
Customer relationships	Up to 10 years	2.6	$98,749	$63,055	$35,694
Technology-based intangible assets	5 years	1.0	2,198	1,652	546
Trade names	Indefinite	Indefinite	16,100	—	16,100
			$117,047	$64,707	$52,340

Future amortization expense of our intangible assets for the next five years is expected to be as follows:

	2013	2014	2015	2016	2017	Thereafter
Amortization	$11,497	$7,571	$5,652	$4,435	$3,425	$3,660

Note 6—Severance, Restructuring and Other Charges

During the year ended December 31, 2012, we recorded a net expense of $14,401, primarily related to salary continuation related to reductions in workforce, legal charges related to our privatization transaction in the second quarter and the closure of call centers and transaction related fees principally related to the Merger and other business development related activities.

During the year ended December 31, 2011, we recorded a net expense of $10,769, primarily related to salary continuation related to reductions in workforce that occurred in the second and third quarter of 2011, direct third party transaction related expenses incurred related to the review and pursuit of business development related activities, litigation expenses and the release of lease exit liabilities established at one of our facilities.

Severance, restructuring and other charges, net, consist of the following:

	Year Ended December 31,
	2012	2011
Severance	$5,627	$11,079
Lease exit charges (benefits), net	4,898	7
Asset impairment charges	—	275
Transaction related expenses	3,876	(592)
Severance, restructuring and other charges, net	$14,401	$10,769

The activity in the Company’s restructuring liabilities, which are included in liabilities, is as follows:

	Reduction in work-force and severance	Closure of call centers	Transaction related expense	Total
Balance at December 31, 2011	$1,945	$1,435	$—	$3,380
Expense	5,627	4,898	3,876	14,401
Cash Paid	(6,530)	(4,061)	(3,406)	(13,997)
Reclassification (1)	—	(462)	—	(462)
Balance at December 31, 2012	$1,042	$1,810	$470	$3,322

(1)                  During the year ended December 31, 2012, the Company reclassified $462 from restructuring liabilities to deferred rent liabilities.

Note 7—Equipment and Fixtures, Net

Equipment and fixtures, net, consist of the following:

	December 31, 2012	December 31, 2011
Furniture and fixtures	$17,696	$15,366
Building improvements	66,369	47,870
Computer equipment	70,238	52,560
Software	40,460	30,920
Telecom and other equipment	55,418	54,241
Equipment and fixtures not yet placed in service	1,380	1,577
	$251,561	$202,534
Less: accumulated depreciation	(154,710)	(114,923)
	$96,851	$87,611

Note 8—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following:

	December 31, 2012	December 31, 2011
Compensation related amounts	$28,386	$31,477
Vacation liabilities	14,176	12,534
Medical and dental liabilities	2,078	2,284
Employer taxes	2,098	2,284
Statutory retirement plans	10,860	10,112
Other benefit related liabilities	437	1,619

	$58,035	$60,310

Note 9—Other Accrued Expenses and Other Liabilities

Other accrued expenses consist of the following:

	December 31, 2012	December 31, 2011
Professional fees	$3,560	$4,364
Accrued interest	6,226	5,963
Occupancy expense	2,108	1,879
Technology expense	1,841	2,623
Forward exchange contracts	204	3,605
Other accrued expenses	6,738	9,995

	$20,677	$28,429

Other current liabilities consist of the following:

	December 31, 2012	December 31, 2011
Lease exit liability	$1,704	$1,083
Deferred revenue	1,512	1,397
Market lease reserves	946	1,639
Other	1,225	2,132

Total other current liabilities	$5,387	$6,251

Other long-term liabilities consist of the following:

	December 31, 2012	December 31, 2011
Deferred rent	$4,415	$1,755
Accrued income taxes	11,143	10,329
Market lease reserves	61	978
Other	334	755

Total other long-term liabilities	$15,953	$13,817

Note 10—Long-Term Debt and Revolving Credit Facility

Pursuant to an indenture dated as of October 1, 2009 (the “Indenture”), among Stream, certain of our subsidiaries and Wells Fargo Bank, National Association, as trustee, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”) at an initial offering price of 95.454% of the principal amount, the proceeds of which were used to pay off the debt from our Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of January 8, 2009, as amended, with PNC Bank, National Association and other signatories thereto along with debt acquired from EGS. In addition, we and certain of our subsidiaries (collectively, the “Borrowers”) entered into a credit agreement, dated as of October 1, 2009, as amended by the First Amendment to Credit Agreement dated June 3, 2011, the Second Amendment to Credit Agreement dated November 1, 2011 and the Third Amendment to Credit Agreement dated December 27, 2012 (as amended, the “Credit Agreement”), with Wells Fargo Capital Finance, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Facility”) of up to $125 million, including a $20 million sub-limit for letters of credit. The ABL Facility has a term of five years or 120 days prior to the maturity of our Notes (including any refinancing or extension of the Notes), whichever is less, at an interest rate of Wells Fargo’s base rate plus 150 basis points or LIBOR plus 250 basis points at our discretion. We capitalized fees of $7,815 and $5,642 associated with the Notes and the Credit Agreement, respectively, at the inception of these agreements and subsequent amendments that are being amortized over their respective lives. We amortized $2,613 of such capitalized fees into expense for the year ended December 31, 2012.

The ABL facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $25 million. As of December 31, 2012, we had $74,342 available under the ABL Facility. We made draws on the ABL Facility of $316,717 and $274,026 for the years ended December 31, 2012 and 2011, respectively, and payments on the ABL Facility of $326,792 and $253,777 for the years ended December 31, 2012 and 2011, respectively. We are in compliance with the financial covenant in the Credit Agreement as of December 31, 2012. Substantially all of the assets of Stream excluding intangible assets secure the Notes and the ABL Facility. See Note 17 for Guarantor Financial Information.

Long-term borrowings consist of the following:

	December 31, 2012	December 31, 2011
Revolving line of credit	$34,680	$44,755
11.25% Senior Secured Notes	200,000	200,000
Other	14,904	1,215

	249,584	245,970
Less: current portion	(5,333)	(453)
Less: discount on notes payable	(3,897)	(5,743)

Long-term debt	$240,354	$239,774

Minimum principal payments on long-term debt subsequent to December 31, 2012 are as follows:

Total
2013	5,333
2014	239,688
2015	2,268
2016	736
2017	1,559
Total	$249,584

We had Letters of Credit in the aggregate outstanding amounts of $3,245 at December 31, 2012 and $5,167 at December 31, 2011, respectively.

We had $380 and $215 of restricted cash as of December 31, 2012 and 2011, respectively.

Note 11—Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) as of December 31, 2012:

	Unrealized gain on forward exchange contracts, net of tax	Cumulative translation adjustment	Accumulated Other Comprehensive Income (Loss)
Beginning balance December 31, 2011	$(2,406)	$(10,026)	$(12,432)
Current period other comprehensive income (loss)	5,689	98	5,787
Ending balance December 31, 2012	$3,283	$(9,928)	$(6,645)

The following table summarizes activity in other comprehensive income (loss) related to forward exchange contracts held by the Company during the year ended December 31, 2012:

	Year Ended December 31,
	2012	2011
Change in fair value of forward exchange contracts, net of tax	$3,149	$(2,545)
Adjustment for net gains/losses realized and included in net income	2,540	(5,219)
Change in unrecognized gains/losses on forward exchange contracts	$5,689	$(7,764)

Note 12—Defined Contribution and Benefit Plans

We have defined contribution and benefit plans in various countries. The plans cover all full-time employees other than excluded employees as defined in the plans. The participants may make pretax contributions to the plans, and we can make both matching and discretionary contributions. In the years ended December 31, 2012 and 2011, we recorded $4,417 and $3,717, respectively, in matching contributions to the plans. In the years ended December 31, 2012 and 2011, we made no discretionary contributions to the plans. Our defined benefit plans are funded primarily through annuity contracts with third party insurance companies. We do not have any material obligations under these plans other than funding the annual insurance premiums.

Note 13—Income Taxes

The domestic and foreign source component of income (loss) before tax is as follows:

	December 31, 2012	December 31, 2011
Total US	$(28,647)	$(37,669)
Total Foreign	20,967	20,125

Total	$(7,680)	$(17,544)

The components of the income tax expense (benefit) are as follows:

	December 31, 2012	December 31, 2011
Current
Federal	$(42)	$(1,742)
State	147	(37)
Foreign	4,795	6,532

Total Current	$4,900	$4,753
Deferred
Federal	$344	$301
State	(98)	24

	December 31, 2012	December 31, 2011
Foreign	121	1,015
Total Deferred	$367	$1,340
Total	$5,267	$6,093

A reconciliation of the provision for income taxes with amounts determined by applying the statutory US Federal rate is as follows:

	December 31, 2012	December 31, 2011
Federal tax rate	$(2,688)	$(6,141)
State and local income taxes, net of federal income tax benefits	(695)	(1,474)
Foreign income taxed at different rate to US	(483)	(8,698)
Change in valuation allowance	9,891	17,800
Adjustment to deferreds	(4,131)	(2,784)
Non deductible expenses related to foreign tax holiday	4,593	10,034
Credits and tax holidays	(6,378)	(1,227)
Reserve for uncertain tax positions	1,307	(1,897)
Permanent items	1,410	(1,214)
Foreign inclusions	2,192	1,337
Other differences	249	357

Provision for income taxes	$5,267	$6,093

Deferred income taxes consist of the following:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Accruals, allowances, and reserves	$8,810	$10,391
Tax credits	11,387	5,752
Loss carry forwards	21,386	25,266
Tangibles/Intangibles	8,902	7,416
Payables/Receivables	29,737	25,964
Market leases	590	717
Other	237	162

	81,049	75,668
Valuation allowance	(68,205)	(58,314)

Total deferred tax assets	12,844	17,354
Deferred tax liabilities:
Intangible assets	16,494	20,655

Total deferred tax liabilities	16,494	20,655

Net deferred tax assets (liabilities)	$(3,650)	$(3,301)

At December 31, 2012 and 2011, we had $41,547 and $53,696, respectively, of U.S. federal net operating losses, which will expire between 2024 and 2031. At December 31, 2012 and 2011, we had $33,447 and $28,902, respectively, of state net operating losses, which will expire between 2013 and 2031. At December 31, 2012 and 2011, the foreign operating loss carry forwards includes $14,878 and $14,983, respectively, with no expiration date, and $7,190 and $6,906, respectively, of foreign-generated net operating losses, which will expire over various periods through 2021. The net operating losses are evaluated for each foreign jurisdiction and a full valuation allowance established where we believe that it is more likely than not based on available evidence that the asset will not be realized.

At December 31, 2012, we had $10,064 of credits available for carry forward which will expire between 2013 and 2032, and $1,323 of credits with no expiration date.

We had recorded a valuation allowance of $68,205 and $58,314 at December 31, 2012 and 2011, respectively, against net operating losses and deferred tax assets for which realization of any future benefit is uncertain due to taxable income limitations.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We operate in a number of international tax jurisdictions and are subject to audits of income tax returns by tax authorities in those jurisdictions. We have open audit periods beginning after 2002 through the current period in various jurisdictions and are currently under audit in India, Canada, Philippines and Italy.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), limits the amount of US tax attributes (Net operating loss carry forwards and tax credits) that can be utilized annually to offset future taxable income based on certain 3-year cumulative increases in the ownership interests of stockholders who are 5% stockholders under the Code. The Company has determined that an ownership change occurred under these federal income tax provisions on April 27, 2012 in connection with the Merger. However, the Company does not expect to generate U.S. taxable income in excess of the annual limitation in 2012.

On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (often referred to as the “Fiscal Cliff Legislation”).  The legislation reinstates retroactively to January 1, 2012 various tax provisions that had expired.  Under ASC 740-10-45-15, the effects of changes in tax rates and laws on deferred tax balances are recognized in the period the new legislation is enacted.  As this tax legislation was enacted in January 2013, these financial statements do not consider the effects of the legislation. Had this legislation been enacted in 2012, it would have resulted in an additional $8.9 million of net operating loss, approximately $0.5 million of additional tax credits, and $0.5 million of additional state net operating loss in the United States being reflected in these financial statements.

We have been granted various tax holidays in foreign jurisdictions. These tax holidays are given as an incentive to attract foreign investment and under agreements relating to such tax holidays we receive certain exemptions from taxation on income from export related activities. The income tax benefit from foreign tax holidays was $984 and $629 for the periods ended December 31, 2012 and December 31, 2011. Certain of the tax holidays are set to expire between 2013 and 2031.

We currently benefit from income tax holiday incentives in the Philippines pursuant to the registrations with the Philippine Economic Zone Authority, or PEZA, of our various projects and operations. Under such PEZA registrations, the income tax holiday of our various PEZA-registered projects in the Philippines expire at staggered dates through 2016. However, if there is an opportunity to renew or extend the holiday every attempt will be made to do so. In the event we are not able to renew, the expiration of these tax holidays will increase our effective income tax rate.

As of December 31, 2012, approximately $70,856 of earnings held by our foreign subsidiaries are designated as indefinitely reinvested outside the U.S. If required for our operations in the U.S., most of the cash held abroad could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits). Currently, we do not anticipate a need to repatriate these funds to our U.S. operations.

Reconciliation of the beginning and ending total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

Beginning balance January 1, 2012	$6,326
Additions to tax positions related to the current year	1,586
Additions for tax positions related to the prior year	—
Reductions for tax positions related to prior year	(506)
Lapse of statute of limitations	(416)

Ending balance December 31, 2012	$6,990

As of December 31, 2012 and 2011, the liability for unrecognized tax benefits (including interest and penalties) was $11,222 and $10,349, respectively, and was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is approximately $1,599 for both of the years ended December 31, 2012 and 2011 of un-benefitted tax losses, which would be realized if the related uncertain tax positions were settled. As of January 1, 2012, we had reserved $2,423 for accrued interest and penalties, which increased to $2,633 as of December 31, 2012. We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. The total amount of net unrealizable tax benefits that would affect the income tax expense, if ever recognized in our consolidated financial statements is $9,623. This amount includes interest and penalties of $2,633. We estimate that within the next 12 months, our unrecognized tax benefits, and interest and penalties, could decrease as a result of settlements with taxing authorities or the expiration of the statute of limitations by $5,054.

Note 14—Stock Options

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) was terminated on April 27, 2012 in connection with the Merger, which was a “Reorganization Event” as defined under the terms of the 2008 Plan. In accordance with the 2008 Plan, the Company elected to offer a cash payment to each holder of unexercised options (“Options”) to purchase common stock (whether or not vested) equal to the excess, if any, of (i) $3.25 (the “Merger Price”) times the number of shares of common stock subject to such Options over (ii) the aggregate exercise price of such Option and any applicable tax withholdings, in exchange of such Options. There were no outstanding Options with an exercise price less than $3.25 per share of Common Stock, and accordingly, the Company was not required to make any cash payment with the termination of all outstanding Options under the 2008 Plan.

The 2008 Plan provided for the grant of incentive and nonqualified stock options. The 2008 Plan had authorized grants of up to 10,000 shares of common stock at an exercise price of not less than 100% of the fair value of the common stock at the date of grant. The 2008 Plan provided that the options shall have terms not to exceed ten years from the grant date. During the years ended December 31, 2012 and 2011, we granted options to purchase 185 and 2,130, respectively, shares of our common stock to our employees that were subsequently terminated. Generally, the options vested over a five-year period.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

Stock option activity of the 2008 Plan is presented without retroactive adjustments to reflect the Merger as retroactive presentation would not be meaningful.

The following assumptions were used for the option grants in the years ended December 31, 2012 and 2011 under the 2008 Plan:

	Year ended December 31, 2012	Year ended December 31, 2011
Option term (years)	6.380	6.380
Volatility	71.89%	67.15% — 74.54%
Risk-free interest rate	1.14 — 1.43%	1.15 — 2.62%
Dividend yield	0%	0%
Weighted-average grant date fair value per option granted	$1.73	$1.74

During the years ended December 31, 2012 and 2011, respectively, 1,534 and 1,225 stock option grants under the 2008 Plan were vested, zero were exercised, and 5,623 and 3,000 were forfeited.

Stock options under the 2008 Plan during the year ended December 31, 2012 were as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2011	5,438	$5.86	—	7.56
Granted	185	6.00	$1.73
Exercised	—	—
Forfeited or modified	5,623	5.85
Outstanding at December 31, 2012	—	$—		—

At December 31, 2012, no stock options were outstanding. There are no shares outstanding, vested, or expected to vest (including forfeiture adjusted unvested shares) as the plan was cancelled.

The following assumptions were used for the option grants in the year ended December 31, 2012 under the 2012 Plan:

Year ended December 31, 2012
Option term (years)	4.11 — 5.00
Volatility	39.18 — 44.35%
Risk-free interest rate	0.54 - 0.76%
Dividend yield	0%
Weighted-average grant date fair value per option granted	$32.56

The option term was calculated under the simplified method for all option grants issued during the years ended December 31, 2012 and 2011. The volatility assumptions were based on a weighted average of the historical volatilities for the Company and its peer group. The risk-free interest rate assumptions were based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term in options.

On June 8, 2012, the Board of Directors and stockholders of Parent approved the 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive and nonqualified stock options. The 2012 Plan has authorized grants of up to 80 shares of common stock of Parent at an exercise price of not less than 100% of the fair value of the common stock at the date of grant. The 2012 Plan provides that the options shall have terms not to exceed seven years from the grant date. The Compensation Committee of Parent’s Board of Directors issued options under the 2012 Plan in the fourth quarter of 2012 as replacement for certain Options terminated under the 2008 Plan. Accordingly, the issuance of options under the 2012 Plan to replace those Options under the 2008 Plan that were terminated were accounted for as a modification. Any previously unrecognized compensation cost related to Options that were replaced will continue to be recognized over the remaining vesting term of the original award. Any incremental value attributable to the replacement awards is computed as of the date that the replacement awards are granted and recognized over the requisite service period of the replacement award. For those Options under the 2008 Plan that were terminated as described above and which were not replaced, the Company has accounted for the termination as a cancellation. Accordingly, management has recognized $1,298 of previously unrecognized compensation costs during the year ended December 31, 2012 related to terminated employees and other employees to whom replacement awards will not be granted.

During the years ended December 31, 2012 and 2011, respectively, 17 and zero stock option grants under the 2012 Plan were vested, zero were exercised, and 0.3 and zero were forfeited.

Stock options issued under the 2012 Plan during the year ended December 31, 2012 were as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2011	—	$—	—	—
Granted	75.0	425.00	$32.56
Exercised	—	—
Forfeited	0.3	—
Outstanding at December 31, 2012	74.7	$425.00		6.82

At December 31, 2012, we had stock options to purchase 17 shares that were exercisable. The weighted average exercise price of options currently exercisable is $425.00 at December 31, 2012. The weighted average remaining contractual term of options currently exercisable is 6.82 years at December 31, 2012. The total fair value of options vested during the year ended December 31, 2012 was $483. There are 54 shares outstanding, vested, and expected to vest (including forfeiture adjusted unvested shares) with a weighted average exercise price of $425.00 and a weighted average remaining contractual term of 6.82 years.

For the years ended December 31, 2012 and 2011, we recognized net stock compensation expense of $3,623 and $2,072, respectively, for the stock options in the tables above.

As of December 31, 2012 and 2011, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of the shares of exercisable stock at December 31, 2012 and December 31, 2011 was zero.

As of December 31, 2012 and 2011, there was $2,840 and $5,196, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the 2008 Plan.  As of December 31, 2012 and 2011, there was $1,841 and zero, respectively, of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the 2012 Plan.

In connection with the Merger, the holders of shares of restricted stock were paid $3.25 per share.

Restricted stock award activity during the year ended December 31, 2012 was as follows:

	Number of Shares	Weighted average Grant- Date Fair Value
Unvested December 31, 2011	81	$6.34
Granted	—	—
Vested	21	6.11
Forfeited	60	6.37
Unvested December 31, 2012	—	$—

For the years ended December 31, 2012 and 2011, we recognized net compensation expense of $56 and $284, respectively, for the restricted stock awards.

Note 15—Commitments and Contingencies

Leases

We lease our operating facilities and equipment under non-cancelable operating leases, which expire at various dates through 2021, and we have a capital lease obligation related to one facility. In addition, we have capital leases for furniture, computer and telephone equipment. The assets under capital leases are included in equipment and fixtures, net, on our consolidated balance sheets are as follows:

	December 31, 2012	December 31, 2011
Furniture and fixtures	$2,940	$2,968
Building improvements	12,797	12,884
Computer equipment	15,718	10,262
Telecom and other equipment	18,919	17,778
	50,374	43,892
Less: accumulated depreciation	(28,338)	(17,917)
	$22,036	$25,975

Future minimum payments under capital and operating leases consist of the following at December 31, 2012:

	Capital Leases	Operating Leases
2013	10,159	37,823
2014	4,798	30,105
2015	1,069	25,162
2016	575	18,379
2017	—	9,313
Thereafter	—	7,703
Total future minimum lease payments	16,601	$128,485
Less amount representing interest	(1,355)
	15,246
Less current portion	(9,279)
Capital lease obligations, net of current portion	$5,967

Rent expense is included in our consolidated statements of operations in selling, general and administrative expenses as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Rent expense	$48,761	$49,265
Market lease reserve amortization	(760)	(3,455)
Net rent expense	$48,001	$45,810

Contingencies

We are self-insured with respect to group medical plan claims by our covered employees based in the United States, subject to an annual insured stop-loss limit on per-member payments of $125. We believe that our self-insurance reserves of $1,200 at December 31, 2012 and $1,424 at December 31, 2011 are adequate to provide for future payments required related to claims prior to that date.

In connection with the Merger, the Sponsors contributed $16,101 of convertible debt to Parent to fund the Merger. This convertible debt is neither guaranteed nor collateralized by us. In accordance with ASC 805, the debt has been accounted for as an equity transaction at the Parent.

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

The following table presents geographic information regarding our operations:

	Year Ended December 31,
	2012	2011
Revenues:
Americas
United States	$204,229	$193,385
Philippines	207,589	188,021
Canada	109,920	126,827
Others	118,309	100,530
Total Americas	640,047	608,763
EMEA	220,264	238,144
	$860,311	$846,907

	December 31, 2012	December 31, 2011
Total assets:
Americas	$536,149	$545,568
EMEA	67,879	71,128
	$604,028	$616,696

We derive significant revenues from three clients. At December 31, 2012, three of our largest clients by revenue are global technology companies. The percentage of revenue for clients exceeding 10% of revenue in the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,
	2012	2011
Microsoft	11%	10%
Dell	9%	12%
Hewlett Packard	8%	10%

Related accounts receivable from these three clients were 3%, 12% and 7%, respectively, of our total accounts receivable at December 31, 2012.

Note 17—Guarantor Financial Information

The Notes are guaranteed by the Company, along with certain of our wholly owned subsidiaries. Such guaranties are full, unconditional and joint and several. Condensed consolidating financial information related to the Company, our guarantor subsidiaries and our non-guarantor subsidiaries as of and for the years ended December 31, 2012 and December 31, 2011 are reflected below:

Condensed Consolidating Statement of Operations

For the year ended December 31, 2012

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$759,902	$100,409	$—	$860,311
Intercompany	—	(329,157)	356,413	(27,256)	—
	—	430,745	456,822	(27,256)	860,311
Direct cost of revenue
Customers	—	226,802	275,248		502,050
Intercompany	—	24,725	2,531	(27,256)	—
	—	251,527	277,779	(27,256)	502,050
Gross profit	—	179,218	179,043	—	358,261
Operating expenses	3,938	172,006	158,594	—	334,538
Non-operating expenses	31,654	(8,390)	8,139	—	31,403
Equity in earnings of subsidiaries	(10,868)	—	—	10,868	—
Income (loss) before income taxes	(24,724)	15,602	12,310	(10,868)	(7,680)
Provision (benefit) for income taxes	(11,777)	11,251	5,793	—	5,267
Net income (loss)	$(12,947)	$4,351	$6,517	$(10,868)	$(12,947)

Condensed Consolidating Statement of Operations

For the year ended December 31, 2011

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue:
Customers	$—	$693,960	$152,947	$—	$846,907
Intercompany	—	95,849	326,522	(422,371)	—
	—	789,809	479,469	(422,371)	846,907
Direct cost of revenue
Customers	—	223,364	271,062		494,426
Intercompany	—	379,492	42,879	(422,371)	—
	—	602,856	313,941	(422,371)	494,426
Gross profit	—	186,953	165,528	—	352,481
Operating expenses	2,704	181,771	152,868	—	337,343
Non-operating expenses	28,906	(5,176)	8,952	—	32,682
Equity in earnings of subsidiaries	5,538	—	—	(5,538)	—
Income (loss) before income taxes	(37,148)	10,358	3,708	5,538	(17,544)
Provision (benefit) for income taxes	(13,511)	13,957	5,647	—	6,093
Net income (loss)	$(23,637)	$(3,599)	$(1,939)	$5,538	$(23,637)

Condensed Consolidating Statement of Comprehensive Income

For the year ended December 31, 2012

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$(12,947)	$4,351	$6,517	$(10,868)	$(12,947)
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	5,689	1,620	4,069	(5,689)	5,689
Change in cumulative translation adjustment	98	348	(250)	(98)	98
Comprehensive income (loss)	$(7,160)	$6,319	$10,336	$(16,655)	$(7,160)

Condensed Consolidating Statement of Comprehensive Income

For the year ended December 31, 2011

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$(23,637)	$(3,599)	$(1,939)	$5,538	$(23,637)
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	(7,764)	(3,515)	(4,249)	7,764	(7,764)
Change in cumulative translation adjustment	(3,561)	(1,320)	(2,241)	3,561	(3,561)
Comprehensive income (loss)	$(34,962)	$(8,434)	$(8,429)	$16,863	$(34,962)

Condensed Consolidating Balance Sheet

As of December 31, 2012

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$9,976	$8,753	$—	$18,735
Accounts receivable, net	—	146,078	18,851	—	164,929
Other current assets	3,587	14,878	10,543	—	29,008
Total current assets	3,593	170,932	38,147	—	212,672
Equipment and fixtures, net and other assets	2,254	48,018	61,995	—	112,267
Investment in subsidiaries	450,176	74,784	16	(524,976)	—
Goodwill and intangible assets, net	—	169,792	109,297	—	279,089
Total assets	$456,023	$463,526	$209,455	$(524,976)	$604,028
Liabilities and Stockholders’ Equity
Current liabilities	$5,948	$43,510	$66,727	$—	$116,185
Intercompany (receivable) payable	9,395	3,562	(12,957)	—	—
Long-term liabilities	230,784	31,915	15,248	—	277,947
Total shareholders’ equity (deficit)	209,896	384,539	140,437	(524,976)	209,896
Total liabilities and stockholders’ equity	$456,023	$463,526	$209,455	$(524,976)	$604,028

Condensed Consolidating Balance Sheet

As of December 31, 2011

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$11,143	$12,099	$—	$23,248
Accounts receivable, net	—	141,579	24,384	—	165,963
Other current assets	2,614	17,510	7,698	—	27,822
Total current assets	2,620	170,232	44,181	—	217,033
Equipment and fixtures, net and other assets	4,107	51,356	50,780	—	106,243
Investment in subsidiaries	431,363	74,284	17	(505,664)	—
Goodwill and intangible assets, net	—	181,750	111,670	—	293,420
Total assets	$438,090	$477,622	$206,648	$(505,664)	$616,696
Liabilities and Stockholders’ Equity
Current liabilities	$6,025	$51,092	$63,477	$—	$120,594
Intercompany (receivable) payable	(20,391)	17,560	2,831	—	—
Long-term liabilities	239,012	33,757	9,889	—	282,658
Total shareholders’ equity (deficit)	213,444	375,213	130,451	(505,664)	213,444
Total liabilities and stockholders’ equity	$438,090	$477,622	$206,648	$(505,664)	$616,696

Condensed Statements of Cash Flows

For the year ended December 31, 2012

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(17,545)	$31,139	$38,373	$—	$51,967
Cash flows from investing activities:
Investment in subsidiaries	—	16,940	(16,940)	—	—
Additions to equipment and fixtures	—	(15,750)	(32,951)	—	(48,701)
Net cash provided by (used in) investing activities	—	1,190	(49,891)	—	(48,701)
Cash flows from financing activities:
Net borrowings (repayments) on line of credit	(10,075)	—	—	—	(10,075)
Net borrowings (repayments) on long term debt	—	1,823	11,752	—	13,575
Net borrowings (repayments) on capital leases	—	(8,939)	(2,721)	—	(11,660)
Net intercompany	27,631	(31,284)	3,653	—	—
Tax payments on withholding of restricted stock	(11)	—	—	—	(11)
Net cash provided by financing activities	17,545	(38,400)	12,684	—	(8,171)
Effect of exchange rates on cash and cash equivalents	—	4,904	(4,512)	—	392
Net increase (decrease) in cash and cash equivalents	—	(1,167)	(3,346)	—	(4,513)
Cash and cash equivalents, beginning of period	6	11,143	12,099	—	23,248
Cash and cash equivalents, end of period	$6	$9,976	$8,753	$—	$18,735

Condensed Statements of Cash Flows

For the year ended December 31, 2011

	Parent	Guarantor subsidiaries	Non-Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(4,447)	$15,960	$38,602	$—	$50,115
Cash flows from investing activities:
Investment in subsidiaries	—	(62,809)	62,809	—	—
Additions to equipment and fixtures, net	—	(20,062)	(19,250)	—	(39,312)
Net cash provided by (used in) investing activities	—	(82,871)	43,559	—	(39,312)
Cash flows from financing activities:
Net borrowings (repayments) on line of credit	20,250	—	—	—	20,250
Net borrowings (repayments) on long term debt	—	233	836	—	1,069
Net borrowings (repayments) on capital leases	—	(7,486)	(3,199)	—	(10,685)
Net intercompany	(2,135)	76,952	(74,817)	—	—
Tax withholding on restricted stock	(23)	—	—	—	(23)
Repurchase of common stock	(13,645)	—	—	—	(13,645)
Net cash provided by financing activities	4,447	69,699	(77,180)	—	(3,034)
Effect of exchange rates on cash and cash equivalents	—	5,924	(8,934)	—	(3,010)
Net increase (decrease) in cash and cash equivalents	—	8,712	(3,953)	—	4,759
Cash and cash equivalents, beginning of period	6	2,431	16,052	—	18,489
Cash and cash equivalents, end of period	$6	$11,143	$12,099	$—	$23,248

Note 18—Subsequent Events

On February 25, 2013, we completed our acquisition of all of the outstanding share capital of LBM Holdings Limited and the interests in its two subsidiaries, LBM Holdings (UK) Limited and LBM Direct Marketing Limited (collectively, “LBM”), for a purchase price of approximately GBP 29.0 million.  LBM is a United Kingdom-based BPO provider servicing large, multinational companies primarily in the UK marketplace. LBM provides a range of out-bound revenue generation services and capabilities for utilities, telecommunications and financial services companies in Europe. LBM has approximately 2,500 employees across 6 locations in England and Northern Ireland.

ITEM 9.                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.                      CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer, Kathryn V. Marinello, and our Chief Financial Officer, Michael Henricks (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of December 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Stream in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures, and our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded and hereby report that our internal control over financial reporting was effective as of December 31, 2012. Management reviewed its assessment of our internal control over financial reporting with our Audit Committee of the Board of Directors.

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

ITEM 9B.                         OTHER INFORMATION

Completion of Acquisition

On February 25, 2013, we completed our acquisition of LBM Holdings Limited, a United Kingdom company limited by shares (“LBM”), pursuant to an Agreement (the “Agreement”) for the sale and purchase of the entire issued share capital of LBM, dated as of February 19, 2013, by and among SGS Netherlands Investment Corporation B.V., a wholly-owned indirect subsidiary of the Company, and certain funds associated with ISIS Equity Partners and the other individuals named therein (the “Sellers”) (the “Acquisition”).

As part of the Acquisition, we acquired all of the shares in LBM, and also acquired LBM’s interests in its two subsidiaries, LBM Holdings (U.K.) Limited and LBM Direct Marketing Limited, for a purchase price of approximately £29 million.  We are funding the Acquisition through our ABL Facility.

The material terms of the Agreement are described in, and a copy of the Agreement is attached as Exhibit 2.1 to, the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2013, and is incorporated herein by reference.

The financial statements and pro forma financial information required by Item 9.01 of Form 8-K will be filed by within 75 calendar days after the closing date of the Acquisition.

PART III

ITEM  10.                        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be added by an amendment to this Annual Report on Form 10-K, which we intend to file not later than 120 days after our fiscal year end of December 31, 2012.

ITEM  11.                        EXECUTIVE COMPENSATION

The information required by this Item will be added by an amendment to this Annual Report on Form 10-K, which we intend to file not later than 120 days after our fiscal year end of December 31, 2012.

ITEM  12.                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be added by an amendment to this Annual Report on Form 10-K, which we intend to file not later than 120 days after our fiscal year end of December 31, 2012.

ITEM  13.                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be added by an amendment to this Annual Report on Form 10-K, which we intend to file not later than 120 days after our fiscal year end of December 31, 2012.

ITEM  14.                        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be added by an amendment to this Annual Report on Form 10-K, which we intend to file not later than 120 days after our fiscal year end of December 31, 2012.

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

STREAM GLOBAL SERVICES, INC.

February 26, 2013	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

February 26, 2013	By:	/s/ Michael Henricks
Michael Henricks
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathryn V. Marinello	Chairman of the Board of Directors,	February 26, 2013
Kathryn V. Marinello	Chief Executive Officer and President

/s/ Alfredo I. Ayala	Vice Chairman of the Board of Directors	February 26, 2013
Alfredo I. Ayala

/s/ Barry K. Allen	Director	February 26, 2013
Barry K. Allen

/s/ G. Drew Conway	Director	February 26, 2013
G. Drew Conway

/s/ Matthew Cwiertnia	Director	February 26, 2013
Matthew Cwiertnia

/s/ Paul G. Joubert	Director	February 26, 2013
Paul G. Joubert

/s/ David B. Kaplan	Director	February 26, 2013
David B. Kaplan

/s/ Peter Maquera	Director	February 26, 2013
Peter Maquera

/s/ R. Davis Noell	Director	February 26, 2013
R. Davis Noell

/s/ Nathan Walton	Director	February 26, 2013
Nathan Walton

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement for the sale and purchase of shares in the share capital of LBM Holdings Limited, dated as of February 19, 2013, by and among, the Sellers, the Minority Sellers, and SGS Netherlands Investment Corporation B.V. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on February 22, 2013 and incorporated herein by reference).

3.1

Fourth Amended and Restated Certificate of Incorporation of the Registrant adopted on April 27, 2012 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on April 27, 2012 and incorporated herein by reference).

3.2

Fourth Amended and Restated By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on April 27, 2012 and incorporated herein by reference).

4.1

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

4.2

Security Agreement, dated as of October 1, 2009, among the Registrant, the other Guarantors listed on the signature pages thereto and Wells Fargo Foothill, LLC (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

4.3

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

10.1*~

2011 Management Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-33739), as filed with the SEC on May 4, 2011 and incorporated herein by reference).

10.2*~

2012 Management Incentive Plan (MIP) — Corporate SG&A for Managers and Above effective January 1, 2012 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33739), as filed with the SEC on April 25, 2012 and incorporated herein by reference).

10.3*~

2011 Executive Vice President Sales Incentive Plan (filed as Exhibit 10.6b to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-33739), as filed with the SEC on February 29, 2012 and incorporated herein by reference).

10.4*~

2012 Executive Vice President Global Sales Compensation Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-33739), as filed with the SEC on April 25, 2012 and incorporated herein by reference).

10.5*

Employment Agreement between the Registrant and Kathryn V. Marinello, dated October 24, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 26, 2012 and incorporated herein by reference).

10.6*

Employment Agreement, dated as of January 13, 2011, by and between Brian Delaney and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the Securities and Exchange Commission on January 14, 2011 and incorporated herein by reference).

10.7*

Employment Agreement, dated as of June 27, 2011, by and between Gregory Hopkins and Stream Global Services, Inc. (filed as Exhibit 10.6a to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-33739), as filed with the SEC on February 29, 2012 and incorporated herein by reference).

10.8*

Letter Amendment to Employment Agreement by and between Gregory Hopkins and Registrant dated March 14, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on March 19, 2012 and incorporated herein by reference).

10.9*#	Employment Letter Agreement, dated as of January 28, 2011, as amended on November 6, 2012, by and between Michael Henricks and Stream Global Services, Inc.

10.10*

Employment Agreement between the Registrant and Dennis Lacey, dated December 15, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on December 21, 2009 and incorporated herein by reference).

10.11*

Separation Agreement, dated as of July 8, 2011, by and between Robert Dechant and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-33739), as filed with the SEC on August 3, 2011 and incorporated herein by reference).

10.12*

Separation Agreement, dated as of March 8, 2011, by and between Sheila M. Flaherty and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on March 14, 2011 and incorporated herein by reference).

10.13*

2008 Stock Incentive Plan, as amended (filed as Annex C to the Registrant’s Definitive Information Statement (File No. 001-33739), as filed with the SEC on September 4, 2009 and incorporated herein by reference).

10.14*

Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33739), as filed with the SEC on November 6, 2009 and incorporated herein by reference).

10.15*

Form of Non-Statutory Stock Option Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33739), as filed with the SEC on November 6, 2009 and incorporated herein by reference).

10.16*

Form of Restricted Stock Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 001-33739), as filed with the SEC on November 6, 2009 and incorporated herein by reference).

10.17*

Form of Restricted Stock Unit Agreement under the 2008 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 4, 2008 and incorporated herein by reference).

10.18*

SGS Holdings, Inc. 2012 Stock Incentive Plan adopted June 8, 2012 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 26, 2012 and incorporated herein by reference).

10.19*

Form of Non-Qualified Stock Option Agreement pursuant to the SGS Holdings, Inc. 2012 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 26, 2012 and incorporated herein by reference).

10.20

Form of Indemnification Agreement entered into between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on August 12, 2008 and incorporated herein by reference).

10.21

Securities Purchase Agreement, dated as of June 3, 2011, by and among Trillium Capital LLC, a Delaware limited liability company, R. Scott Murray and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the Securities and Exchange Commission on June 6, 2011 and incorporated herein by reference).

10.22

Credit Agreement, dated as of October 1, 2009, among Wells Fargo Foothill, LLC, Goldman Sachs Lending Partners LLC, and each of the other Lenders party thereto, the Registrant and its subsidiaries identified therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the SEC on October 5, 2009 and incorporated herein by reference).

10.23

First Amendment to Credit Agreement, dated as of June 3, 2011, by and among Wells Fargo Capital Finance, LLC, in its capacity as agent for the lenders and bank product providers party thereto, Stream Global Services, Inc. and each of the subsidiaries of Stream Global Services, Inc. signatory thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the Securities and Exchange Commission on June 6, 2011 and incorporated herein by reference).

10.24

Second Amendment to Credit Agreement, dated as of November 1, 2011, by and among Wells Fargo Capital Finance, LLC, in its capacity as agent for the lenders and bank product providers party thereto, Stream Global Services, Inc. and each of the subsidiaries of Stream Global Services, Inc. signatory thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the Securities and Exchange Commission on November 1, 2011 and incorporated herein by reference).

10.25

Third Amendment to Credit Agreement, dated as of December 27, 2012, by and among Wells Fargo Capital Finance, LLC, in its capacity as agent for the lenders and bank product providers party thereto, Stream Global Services, Inc. and each of the subsidiaries of Stream Global Services, Inc. signatory thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33739), as filed with the Securities and Exchange Commission on December 27, 2012 and incorporated herein by reference).

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