Form 10-K/A
period 2012-12-31
Stream Global Services, Inc.
filed 2013-04-29
CIK 1405287

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore an aggregate market value of the registrant’s common stock is not determinable.

There were 1,000 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of April 26, 2013.

STREAM GLOBAL SERVICES, INC.

2012 FORM 10-K/A ANNUAL REPORT

i

EXPLANATORY NOTE

On February 26, 2013, Stream Global Services, Inc. (“we,” “us,” “Stream,” the “Company” or “SGS”) filed its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 to Form 10-K (this “Amendment”) on Form 10-K/A, which amends and restates the items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

This Form 10-K/A amends only information in Part III, Item 10. (Directors, Executive Officers and Corporate Governance), Item 11. (Executive Compensation), Item 12. (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13. (Certain Relationships and Related Transactions, and Director Independence), Item 14. (Principal Accounting Fees and Services) and Part IV, Item 15. (Exhibits, Financial Statement Schedules). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended information, this Amendment does not amend, update or change any other information presented in the Original Filing. Those sections of the Original Filing that are unaffected by this Amendment are not included herein. This Amendment continues to speak only as of the date of the Original Filing and it has no impact on the Company’s previously reported audited financial statements and notes thereto as of December 31, 2012. Furthermore, except to the extent stated herein, we have not updated the information in the Original Filing and this Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in the Original Filing, as amended hereby. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and principal financial officer, filed as exhibits hereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “intend,” “plan,” “target,” “goal,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Item 1A, “Risk Factors,” of the Original Filing and in our other filings with the SEC.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

INFORMATION ABOUT OUR DIRECTORS

Information concerning our directors as of April 26, 2013 is set forth below, including age, period of service as a director of Stream and committees of our Board on which he or she serves, principal occupation and business experience during the past five years and the names of other publicly held companies of which he or she serves as a director. Our directors are elected to serve until our next annual meeting of stockholders and the election of his or her successor, or until his or her earlier resignation, removal or death. Information about the number of shares of common stock beneficially owned by each director appears below in the section titled, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Also see the section below titled, “Certain Relationships and Related Transactions.” There are no family relationships among any of the directors and Named Executive Officers of Stream.

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships

Kathryn Marinello Chairman of the Board, Chief Executive Officer and President	56	August 2010

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

Alfredo I. Ayala Vice Chairman of the Board Compensation Committee	52	October 2009

Alfredo I. Ayala has served as Vice Chairman of our Board of Directors since October 2009. Since 2006, Mr. Ayala has served as a Managing Director and member of the Management Committee of Ayala Corporation, as well as the Chief Executive Officer of LiveIt Investments Ltd., the BPO investment arm of Ayala Corporation. From February 2004 to December 2009, he served as Chairman of the Board of eTelecare Global Solutions, Inc., which merged with Stream in October 2009. Mr. Ayala currently serves on the board of directors of NewBridge International Investments Ltd., an investment company; LiveIt Solutions, Inc., a privately held customer relationship management provider; Integreon, Inc., a privately held provider of legal, research, and business support solutions; Affinity Express Philippines, Inc., a privately held marketing firm; HRMall, Inc., a privately held human resources business process outsourcing firm; and the Nationwide Development Corporation of the Philippines, a publicly held mining corporation. In addition, since 2006 Mr. Ayala has been the Chairman of the Business Process Outsourcing Association

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

Barry K. Allen	64	October 2012

Barry K. Allen has served as a member of our Board of Directors since October 2012. Since July 2007, Mr. Allen has served as a Senior Advisor to Providence Equity Partners. Mr. Allen also serves as President of Allen Enterprises, LLC, a private equity investment and management company he established in 2000. From February 2004 to July 2007, Mr. Allen served as Executive Vice President of Operations of Qwest Communications International Inc., a broadband Internet-based communications company. From August 2002 to January 2004, Mr. Allen served as Executive Vice President and Chief Human Resources Officer of Qwest. Mr. Allen currently serves as a director of Harley-Davidson, Inc., a motorcycle manufacturing firm, where he served as Chairman of the Board from April 2009 to February 2012. Mr. Allen is also a member of the Board of Directors of FMI Common Stock Fund, Inc., FMI Funds, Inc. and FMI Mutual Funds, Inc., mutual funds advised by Fiduciary Management, Inc.; BCE Inc., a Canadian communications company; and CDW Corporation, an information technology firm. We believe Mr. Allen’s qualifications to serve on our Board of Directors include his more than 30 years of experience as an officer and director of global communications companies.

G. Drew Conway Audit Committee	55	July 2007

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

Matthew Cwiertnia	41	June 2010

Matthew Cwiertnia has served as a member of our Board of Directors since June 2010. Mr. Cwiertnia is a Senior Partner in the Private Equity Group of Ares Management LLC, an alternative asset investment management firm. Prior to joining

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships

Ares Management in April 2005, Mr. Cwiertnia worked in the Financial Sponsors Group at Credit Suisse First Boston providing advisory and financing services to financial sponsors and their portfolio companies. Prior to Credit Suisse First Boston, Mr. Cwiertnia was an investment banker with Jefferies & Co. Inc. in the Leveraged Finance Group primarily focused on high yield debt financings and restructurings. Mr. Cwiertnia currently serves on the Boards of Directors of Orchard Supply Hardware Stores Corporation, an operator of hardware and garden stores; Sotera Defense Solutions, Inc., a privately held national security technology company; Insight Global, LLC, an information technology staffing company; and IG Igloo Holdings, Inc., a provider of information technology staffing solutions. Mr. Cwiertnia also serves on the Investment Committee, Finance Committee and Board of Governors of The UCLA Foundation, which manages approximately $1 billion in endowed assets. We believe that Mr. Cwiertnia’s qualifications to serve on our Board of Directors include his over 15 years of experience in investment banking and private equity.

Paul G. Joubert, CPA Audit Committee, Chairman	65	July 2008

Paul G. Joubert has served as a member of our Board of Directors since July 2008 after his retirement in June 2008 from PricewaterhouseCoopers LLP, or PWC, an international accounting firm that he joined in 1971. Mr. Joubert is the Chairman of our Audit Committee and also our Audit Committee financial expert. Mr. Joubert also serves on the Board of Directors of Ares Commercial Real Estate Corporation, a middle-market commercial real estate investment firm. Mr. Joubert is the Founding Partner of EdgeAdvisors, a privately held management consulting organization, a position he has held since June 2008. During his tenure at PWC, Mr. Joubert served as a Partner in the firm’s Assurance practice and led its Technology, InfoCom and Entertainment practice for the Northeast region of the United States. Prior to that, he served as Partner-in-Charge of PWC’s Northeast Middle Market Group and Chief of Staff to the Vice-Chairman of PWC’s domestic operations. From May 2009 to September 2010, Mr. Joubert served on the Board of Directors of Phase Forward, a publicly traded life sciences and healthcare applications firm that was acquired by Oracle. Mr. Joubert also previously served on the Board of Directors of the Massachusetts Innovative Technology Exchange. Mr. Joubert currently serves on the Board of Overseers of the Boston Museum of Science and has been involved with the National Association of Corporate Directors, the National Council for Northeastern University and the American Institute for Certified Public Accountants. We believe Mr. Joubert’s qualifications to serve on our Board of Directors include his more than 40 years of experience in finance and accounting.

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships

David B. Kaplan Compensation Committee, Chairman	45	August 2008

David B. Kaplan has served as a member of our Board of Directors since August 2008. Mr. Kaplan is a Senior Partner of Ares Management LLC, where he serves on the Executive Committee. Prior to joining Ares in April 2003, Mr. Kaplan was a Senior Principal at Shelter Capital Partners, LLC from June 2000 to April 2003. From 1991 to 2000, Mr. Kaplan was affiliated with, and a Senior Partner of, Apollo Management, L.P. and its affiliates. Prior to Apollo, Mr. Kaplan was a member of the investment banking department of Donaldson, Lufkin & Jenrette Securities Corp. Mr. Kaplan has served on the Board of Directors of Orchard Supply Hardware Stores Corporation, an operator of hardware and garden stores, since November 2005; the Board of Directors of GNC Holdings, Inc., a retailer of nutritional supplements, since March 2007; the Board of Directors of Floor and Décor Outlets of America, Inc., a privately held flooring retailer, since November 2010; and the Board of Directors of 99¢ Only Stores, a general merchandize retailer, since January 2012. Mr. Kaplan also currently serves on the Board of Governors of Cedars-Sinai Medical Center and serves on the Los Angeles Advisory Council to the University of Michigan, and is a Trustee of the Center for Early Education and the Marlborough School. We believe that Mr. Kaplan’s qualifications to serve on our Board of Directors include his over 20 years of experience in investment banking and private equity, and serving on the board of directors of other companies.

Peter D. Maquera	51	March 2012

Peter D. Maquera has served as a member of our Board of Directors since March 2012 and previously served from July 2010 through March 2011. Mr. Maquera serves as Deputy CEO of LiveIt Investments Ltd., the BPO investment arm of Ayala Corporation. He served as Chief Executive Officer of SPi Technologies, a business process outsourcing corporation, from August 2007 through January 2010. He has served on the Board of Directors of LiveIt Investments, an investment firm. since July 2010; on the Board of Directors of Affinity Express Holdings Ltd, a privately held marketing firm, since July 2010; and the Board of Directors of IQ Back Office India Pvt. Ltd., a privately held finance and accounting business process outsourcing firm, since May 2011. We believe that Mr. Maquera’s qualifications to serve on our Board of Directors include his more than 20 years of experience in various professions, including management consulting, mergers and acquisitions and operations, as well as his years of experience in the BPO industry.

R. Davis Noell Nominating Committee Compensation Committee	34	October 2009

R. Davis Noell has served as a member of our Board of Directors since October 2009. Mr. Noell is a Principal of Providence Equity Partners. Prior to joining Providence in 2003, Mr. Noell was an analyst in Deutsche Bank’s media investment banking group. Mr. Noell serves on the Board of Directors of Altegrity Inc., a privately held security and information technology services company; the Board of

Name	Age	Director Since	Principal Occupation, Other Business Experience During Past Five Years and Other Directorships

Directors of GLM LLC, a privately held producer and marketer of tradeshows serving the retail industry; the Board of Directors of The Chernin Group, LLC, a privately held media company; and the Board of Directors of SunGard Data Systems Inc., a privately held software and technology services company. From December 2008 to September 2009, he served on the Board of Directors of eTelecare Global Solutions, Inc. We believe Mr. Noell’s qualifications to serve on our Board of Directors include his more than10 years of experience in finance and private equity.

Nathan Walton Nominating Committee, Chairman Compensation Committee, Chairman	35	August 2008

Nathan Walton has served as a member of our Board of Directors since August 2008. Mr. Walton is a Principal of Ares Management LLC, an alternative asset investment management firm. Mr. Walton joined Ares Management in March 2006 as part of the Capital Markets Group and later moved to the Private Equity Group in March 2007. He has also served on the Board of Directors of Plasco Energy Group, Inc., a privately held innovative green technology company, since July 2010. We believe that Mr. Walton’s qualifications to serve on our Board of Directors include his more than seven years of experience in investment banking and private equity.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officers

Information concerning our executive officers as of April 26, 2013 is set forth below.

Name	Age	Term of Office	Positions and Offices

Kathryn Marinello	56	August 2010

Kathryn Marinello has served as Chairman of the Board of Directors, Chief Executive Officer and President since August 2010. See Ms. Marinello’s biography set forth in the section entitled, “Information About Our Directors” above.

Michael Henricks	39	March 2012

Michael Henricks has served as the Company’s Chief Financial Officer since October 2012, having served as Interim Chief Financial Officer from March 2012 to October 2012. Mr. Henricks previously served as our Senior Vice President of Global Finance from March 2011 to March 2012. From August 2009 to March 2011, Mr. Henricks served as Chief Financial Officer of Comdata Corporation, a payment processing company that is a subsidiary of Ceridian Corporation. From December 2007 to August 2009, Mr. Henricks served as Vice President of Finance, Pricing, Marketing and Vendor Management for Ceridian Corporation, a company that provides payment solutions in connection with human resources, payroll and benefits services. Prior to Ceridian, from January 2007 to December 2007, Mr. Henricks served as Director of Strategic Business Analysis for Ameriprise Financial, Inc., a financial services company.

Name	Age	Term of Office	Positions and Offices

Brian Delaney	55	February 2011

Brian Delaney has served as Executive Vice President and Chief Operating Officer of Stream since February 2011. Prior to joining Stream, from November 2008 to January 2011, Mr. Delaney served as Senior Vice President of Operations at DISH Network, a satellite television provider. Prior to DISH, from December 2003 to October 2008, Mr. Delaney held numerous senior positions at TeleTech Holdings, Inc., a global business process outsourcing company, most recently from February 2007 to October 2008, as the Executive Vice President and Chief Operations Officer, and from February 2006 to February 2008, as the Executive Vice President of Global Operations. Prior to TeleTech, from 2000 to 2002, Mr. Delaney was the Chief Information Officer at Dataplay, Inc., a digital media company, and from 1987 to 2000, Mr. Delaney held numerous senior roles at Ticketmaster L.L.C., a ticket sales and distribution company, with his most recent role from 1998 to 2000 as the Executive Vice President of Customer Care.

Gregory Hopkins	58	June 2011

Gregory Hopkins has served as Executive Vice President, Global Sales of Stream since June 2011. Prior to joining Stream, Mr. Hopkins served as the North American Chief Executive Officer of Netlink, an information technology solutions provider, from May 2010 until June 2011. Mr. Hopkins also served as EVP, Sales and Marketing at TeleTech Holdings, Inc., a global business process outsourcing company, from April 2004 until May 2010. Prior to that, Mr. Hopkins served as EVP of Sales at Telwares, Inc., an information technology services company, and also held senior level management positions at TeaLeaf Technology, Inc., a management software company. In addition, Mr. Hopkins served in various positions during a 20-year career with AT&T Technologies, Inc., a telecommunications company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock (“Reporting Persons”) to file reports with the SEC disclosing their ownership of and transactions in our common stock and other equity securities.  Whenever a Reporting Person files such a report with the SEC, the Reporting Person is also required to send us a copy.  Based solely on our review of copies of reports that we have received from the Reporting Persons, we believe that all of the Reporting Persons complied in a timely manner with all Section 16(a) filing requirements during the time such requirements were applicable to the Reporting Persons in 2012.

CORPORATE GOVERNANCE

Election of Members to the Board of Directors.  As a private company, members of the Board of Directors are nominated and elected in accordance with the provisions of the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State, the Company’s Amended and Restated Bylaws, and the stockholders agreement among the stockholders of Parent.

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

You can find our Code of Business Conduct and Ethics and the charters for the Audit, Compensation and Nominating Committees of our Board of Directors in the “corporate governance” section of our website, www.stream.com, or by contacting us at the address or telephone number set forth below.  We intend to post on our website any disclosures that are required by law concerning amendments to, or waivers from, our Code of Business Conduct and Ethics.

Stream Global Services, Inc.
20 William Street, Suite 310
Wellesley, MA 02481
Attention: Legal Department
(781) 304-1800

Audit Committee.  The Audit Committee of our Board of Directors reviews, acts on and reports to our Board of Directors with respect to various auditing and accounting matters, including the recommendation of our independent registered public accounting firm, the scope of the annual audits, the fees to be paid to the independent registered public accounting firm, the performance of the independent registered public accounting firm and our accounting practices.  The Audit Committee currently consists of Messrs. Joubert (Chair) and Conway.  In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, we are not required to have an “audit committee financial expert.”  However, we have determined that Mr. Joubert would qualify for this designation.

Nominating Committee. Our Nominating Committee consists of Messrs. Walton (Chairman) and Noell. The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board and considers persons identified by its members, as well as our management, stockholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors and be able to promote a diversity of views based on the person’s education, experience and professional employment. The Nominating Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent stockholder interests. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time. The Nominating Committee does not distinguish among nominees recommended by stockholders and other persons.

There were no material changes made during fiscal 2012 to the procedures by which stockholders may recommend nominees to our Board of Directors.

Item 11. Executive Compensation.

COMPENSATION OF OUR DIRECTORS AND EXECUTIVE OFFICERS

Overview

The following is a discussion of the compensation of the individual who served as our principal executive officer during the fiscal year ended December 31, 2012 and the two other most highly compensated executive officers at the end of the last fiscal year, to whom we refer collectively as our “Named Executive Officers”:

•                  Kathryn Marinello, our Chairman, Chief Executive Officer and President;

•                  Brian Delaney, our Executive Vice President and Chief Operating Officer; and

•                  Gregory Hopkins, our Executive Vice President of Global Sales.

Components of Executive Compensation

Our executive compensation consists primarily of three components: base salary, annual cash bonuses, and stock-based awards.

Base salary.  We use base salaries to recognize the experience, skills, knowledge and responsibilities of our employees, including our executive officers. Base salaries for our named executive officers are established at the time the executive is hired, typically taking into account the executive’s qualifications, experience and prior salary.  Our Compensation Committee reviews the base salaries of our executive officers from time to time and considers adjustments based on the scope of an executive’s responsibilities, individual contribution and sustained performance.

As of December 31, 2012, the base salaries for the Company’s named executive officers were as follows:

Name	Base Salary
Kathryn Marinello Chairman, President and Chief Executive Officer	$830,000
Brian Delaney Executive Vice President and Chief Operating Officer	$440,000
Gregory Hopkins Executive Vice President of Global Sales	$300,000

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

For fiscal year 2012, our Compensation Committee approved a management incentive plan under which the cash bonuses were targeted to be 100% of base salary our Chief Executive Officer and 60% of base salary for our Executive Vice President and Chief Operating Officer.  For fiscal year 2012, our Compensation Committee also approved an EVP Global Sales compensation plan, pursuant to which Mr. Hopkins’s bonus was targeted to be 100% of his base salary.  The compensation committee intended both the management incentive plan and the EVP Global Sales compensation plan to be an incentive for our executive officers to contribute to our success as a company.

Our 2012 management incentive plan was designed such that each of our executives (excluding our EVP of Global Sales) was eligible to receive a cash incentive award based on the Company’s adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), achievement of the Company’s revenue plan, and the Company’s customer value pass rate goals (as defined in the 2012 management incentive plan).  Our EVP Global Sales compensation plan was designed such that our EVP of Global Sales will receive an annual bonus amount based upon the Company’s achievement of revenue targets and Adjusted EBITDA targets during the 2012 calendar year, as specified in the compensation plan.

The Company’s named executive officers who were awarded bonuses are identified in the table below, with the bonus amounts awarded to each individual.

Name	Amount of Award
Kathryn Marinello Chairman, President and Chief Executive Officer	$363,540
Brian Delaney Executive Vice President and Chief Operating Officer	$115,632
Gregory Hopkins Executive Vice President of Global Sales	$232,311

Stock-based awards. In April 2012, in conjunction with the Company going private, Stream’s 2008 Stock Incentive Plan (the “2008 Stock Plan”) was terminated.  All unexercised options, both vested and unvested, were out-of-the-money based on the consideration paid in the going-private transaction, and accordingly, these options were terminated.

In June 2012, the Board of Directors and stockholders of SGS Holdings, Inc., the parent company and sole stockholder of the Company (“SGS Holdings” or “Parent”), approved the SGS Holdings 2012 Stock Incentive Plan (the “2012 Stock Plan”).  The 2012 Stock Plan enables SGS Holdings to offer certain key employees, consultants and non-employee directors a broad range of long-term incentive awards, including options to purchase the common stock of Parent.  The Compensation Committee of SGS Holdings (the “Parent Compensation Committee”) is responsible for administering the 2012 Stock Plan and selecting the individuals who are eligible to participate in the 2012 Stock Plan.

The Parent Compensation Committee uses stock-based awards to help align Stream’s executive officers’ interests with those of  Parent’s stockholders and to encourage Stream’s executive officers to contribute to our long-term market performance. In authorizing any equity grant, the Parent Compensation Committee considers the position and total compensation package of each Named Executive Officer, and the number of shares of Parent’s common stock or options that each of the Named Executive Officers already holds.

Employment Agreements and Severance and Change of Control Provisions

We have entered into employment agreements with each of our Named Executive Officers, which are described in greater detail below under “Employment Agreement and Termination Payments.”

Summary Compensation Table For Fiscal Year 2012

The following table contains information about the compensation paid to or earned by each of our Named Executive Officers during the fiscal years indicated.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(6)	Total ($)
Kathryn Marinello	2012	830,000	5,432,400	363,540	(2)	113,635	6,739,575
Chairman, Chief Executive Officer and President	2011	861,923	—	913,000	(2)	2,689	1,777,612

Brian Delaney (3)	2012	432,615	1,629,720	115,632	(2)	6,276	2,184,243
Executive Vice President and Chief Operating Officer	2011	353,846	1,655,000	242,880	(2)	1,558	2,253,284

Gregory Hopkins (4)	2012	300,000	1,629,720	232,311	(5)	7,145	2,169,176
Executive Vice President of Global Sales

(1)                   These amounts represent the aggregate grant date fair value of awards (a) under the 2008 Stock Plan for fiscal year 2011 and (b) under the 2012 Stock Plan for fiscal year 2012, computed in accordance with FASB ASC Topic 718, or “Topic 718.”  As noted above, in April 2012 the 2008 Stock Plan was terminated, and all vested and unvested unexercised options under the 2008 Stock Plan, including those granted to Mr. Delaney, were terminated.  These amounts do not represent the actual amounts paid to or realized by the Named Executive Officers during fiscal years 2012 and 2011, and there can be no assurance that the Topic 718 amount will ever be realized. A description of the assumptions we used for purposes of determining grant date fair value is set forth in Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 26, 2013.

(2)      Represents payments earned under our management incentive plans for 2012 and 2011, respectively.

(3)                   Mr. Delaney joined Stream in February 2011.

(4)                   Fiscal year 2012 is the first fiscal year in which Mr. Hopkins is a Named Executive Officer.

(5)                   Represents payment earned under our EVP Global Sales Compensation Plan.

(6)                   The amounts reported in the All Other Compensation column reflect, for each Named Executive Officer, as applicable, (a) the amount of our matching contribution under our 401(k) plan; (b) the amount we reimbursed each executive for costs incurred for estate, tax and financial planning services (including, in the case of Ms. Marinello, legal fees incurred in negotiating her employment agreement in 2012), unless such amount was in the aggregate less than $10,000; and (c) the dollar value of accidental death and dismemberment insurance and other life insurance we paid for each executive. Specifically, the All Other Compensation column above includes:

Name	Year	Matching Contribution under our 401(k) Plan ($)	Estate, Tax and Financial Planning ($)	Life and Other Supplemental Insurance ($)	Total ($)
Kathryn Marinello	2012	3,750	106,039	3,846	113,635
	2011	—	—	2,689	2,689

Brian Delaney	2012	3,750	—	2,526	6,276
	2011	—	—	1,558	1,558

Gregory Hopkins	2012	3,299	—	3,846	7,145

Outstanding Equity Awards at Fiscal Year-End 2012

The following table contains information about stock options that were outstanding as of December 31, 2012 for each of our Named Executive Officers.  The stock options reported below are for the purchase of shares of common stock of SGS Holdings and are subject to the terms of the 2012 Stock Plan.

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date	Option Expiration Date
Kathryn Marinello(2)	6,000	14,000	425.00	10/24/2012	10/24/2019

Brian Delaney	1,500	4,500	425.00	10/24/2012	10/24/2019

Gregory Hopkins	1,200	4,800	425.00	10/24/2012	10/24/2019

(1)  Subject to the continued employment and/or service of the applicable Named Executive Officer, the stock options set forth above vest as follows: (a) Ms. Marinello’s options vested 30% upon date of grant and the remaining 70% vest in four equal installments on the first four anniversaries of the commencement date of her employment agreement (February 19, 2012); (b) Mr. Delaney’s options vested 25% on the date of grant and the remaining 75% vest in four equal installments on each of the first four anniversaries of the date of grant; and (c) Mr. Hopkins’s options vested 20% on the date of grant and the remaining 80% vest in four equal installments on each of the first four anniversaries of the date of grant.

(2)  Ms. Marinello’s options were provided for under the terms of her employment agreement, described below.

Employment Agreements and Termination Payments

Employment Agreement with Kathryn Marinello

We are a party to an employment agreement with Kathryn Marinello, providing for her employment as our Chairman, Chief Executive Officer and President (the “Marinello Agreement”).  Ms. Marinello’s employment under the terms of the Marinello Agreement commenced on February 19, 2012.  The initial term of the Marinello Agreement is for three years, and the agreement will be automatically extended for additional one-year periods thereafter.  Ms. Marinello and the Company were parties to a previous employment agreement that expired on February 19, 2012.

Pursuant to the terms of the Marinello Agreement, Ms. Marinello is entitled to receive an annualized base salary of $830,000, as well as an incentive bonus with a target of 100% of this base salary, based on the achievement of performance criteria, consistent with a management incentive plan, set by Parent’s compensation committee.

Ms. Marinello is entitled to participate in the employee health and welfare, retirement and other employee benefits programs offered generally by the Company to its executive employees.  Ms. Marinello will also receive reimbursements for the reasonable costs, not to exceed $10,000 per year, of a tax consultant to assist Ms. Marinello in preparation of tax returns and for tax and estate planning as well as premiums on life insurance policies obtained by Ms. Marinello.

The Company may terminate Ms. Marinello immediately for Cause (as defined in the Marinello Agreement).  The Company may terminate Ms. Marinello without Cause and Ms. Marinello may terminate her employment with the Company with or without Good Reason (as defined in the Marinello Agreement) upon at least 30 days written notice.  If Ms. Marinello’s employment is terminated by the Company without Cause or by Ms. Marinello for Good Reason, and if Ms. Marinello executes and does not revoke a release of all claims against the Company, then Ms. Marinello is entitled to receive: (1) a cash payment, payable in installments over a period of 24 months, equal to two times the sum of her then-current base salary and bonus, if any, to which she became entitled for the full fiscal year completed immediately prior to termination, (2) a prorated portion of her incentive bonus, if any, to which she would have otherwise become entitled for the fiscal year in which the termination occurred had she remained continuously employed for the full fiscal year based on the actual level of achievement of the applicable performance goals, (3) reimbursement for applicable premiums for COBRA continuation coverage for Ms. Marinello and her eligible dependents for a period equal to the shorter of (i) two years or (ii) until Ms. Marinello becomes eligible for substantially similar coverage under a health plan of another employer (the “COBRA Reimbursement Period”) and (4) acceleration of two years’ vesting of the options granted to Ms. Marinello pursuant to the terms of the Marinello Agreement.

If Ms. Marinello’s employment with the Company is terminated due to her death, Ms. Marinello’s estate is entitled to receive a lump sum payment equal to one year of Ms. Marinello’s then-current base salary as well as a prorated bonus.  In the event of Ms. Marinello’s disability, her base salary will be terminated as of the end of the month in which the last day of the six-month period of Ms. Marinello’s inability to perform her duties occurs, and Ms. Marinello will be entitled to receive a prorated bonus.

The Marinello Agreement provides that in the event of a Change of Control Termination (as defined below), and provided that Ms. Marinello executes (and does not effectively rescind) a release of claims against the Company, the Company is required to make a lump sum severance payment to Ms. Marinello in an amount equal to two and a half times the sum of: (1) one year of Ms. Marinello’s then-current base salary and (2) the bonus, if any, to which Ms. Marinello became entitled for the full fiscal year completed immediately prior to the Change of Control Termination.

In addition, Ms. Marinello will be entitled to receive: (1) a prorated portion of her incentive bonus, if any, to which she would have otherwise become entitled for the fiscal year in which the Change of Control Termination occurred had she remained continuously employed for the full fiscal year based on the actual level of achievement of the applicable performance goals for the applicable fiscal year, and (2) reimbursement for applicable premiums for COBRA continuation coverage for Ms. Marinello and her eligible dependents for the COBRA Reimbursement Period.  In addition, in the event of a Change of Control Termination, all outstanding and unvested options to purchase shares of SGS Holdings common stock held by Ms. Marinello will become fully vested and exercisable.

Under the Agreement, a “Change of Control Termination” means any of the following events:

•                  On or within two years after a Change of Control (as defined in the Marinello Agreement), termination of Ms. Marinello’s employment by the Company or its successor for any reason other than (A) fraud, (B) theft or embezzlement of the Company’s assets, (C) conviction of a crime involving moral turpitude or (D) failure to follow the Company’s conduct and ethics policies;

•                  On or within two years after a Change of Control, termination of Ms. Marinello’s employment by Ms. Marinello for Good Reason; or

•                  A termination of Ms. Marinello’s employment by the Company or its successor other than for the reasons described in clauses (A) through (D) above during the pendency of a Potential Change of Control (as defined in the Marinello Agreement) and (i) such termination was at the direction of a person or entity who entered into an agreement, the consummation of which would result in a Change of Control, or is otherwise in connection with, or in anticipation of, a Change of Control and (ii) a Change in Control actually is consummated within nine months following the termination of Ms. Marinello’s employment.

In the event that any payment, vesting, distribution or transfer (“Change of Control Payment”) to Ms. Marinello by the Company would result in an “excess parachute payment,” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), then the amount of the Change of Control Payments shall be reduced so that the present value of the Change of Control Payments would not result in an “excise tax,” as defined in Section 4999 of the Code, unless Ms. Marinello would retain a greater amount of compensation following the payment of the excise tax on the unreduced amount of the Change of Control Payments.

The Marinello Agreement contains non-competition and non-recruitment provisions applicable to Ms. Marinello during her employment with the Company and for two years following termination of such employment for any reason.  In addition, the Company and Ms. Marinello agreed not to make any disparaging statements regarding the other party both during Ms. Marinello’s employment with the Company and after such employment terminates.  Ms. Marinello also agreed to keep the Company’s Confidential Information (as defined in the Marinello Agreement) confidential during and after her employment with the Company and not use such information other than in connection with her employment.

Employment Agreement with Brian Delaney

We are a party to an employment agreement with Brian Delaney dated January 13, 2011 (the “Delaney Agreement”). The initial term of the Delaney Agreement is 12 months with automatic renewals. Mr. Delaney’s annual salary was initially set at $400,000, which has been subsequently increased to $440,000. Mr. Delaney is eligible for a bonus for each fiscal year ending during the employment period with a target of 60% of base compensation and an actual payout based on achievement of budgeted financial targets to be established by the Company’s Board of Directors. Mr. Delany is also entitled to participate in the benefit programs available to our other executives and employees as well as receive reimbursement (up to a maximum of $10,000) for tax preparation assistance and life insurance premiums.  If Mr. Delaney’s employment is terminated by him for Good Reason (as defined in the Delaney Agreement) or by the Company without Cause (as defined in the Delaney Agreement), or if the Company elects not to renew the Delaney Agreement,  and Mr. Delaney executes a release satisfactory to the Company, the Company shall pay to Mr. Delaney his base salary for 12 months, payable in accordance with the Company’s normal payroll practices, and continue to provide health and dental benefits through COBRA for Mr. Delaney and his family at a level commensurate with such benefits at the time of termination for a period of one year or until he becomes eligible for substantially similar coverage from another employer. If such termination occurs within 12 months after a Change in Control (as defined in the Delaney Agreement), all then outstanding unvested equity awards held by Mr. Delaney shall immediately vest in full and become exercisable, the Company shall pay to Mr. Delaney his base salary for 18 months, payable in accordance with the Company’s normal payroll practices, and continue to provide health and dental benefits through COBRA for Mr. Delaney and his family at a level commensurate with such benefits at the time of termination for a period of 18 months or until he becomes eligible for substantially similar coverage from another employer. The Delaney Agreement also contains provisions prohibiting Mr. Delaney from competing with the business of the Company for a period of 12 months (or 18 months in the case of a Change in Control) after the termination of Mr. Delaney’s employment with the Company.

Employment Agreement with Gregory Hopkins

We are a party to an employment agreement with Gregory Hopkins dated June 27, 2011, as amended on March 14, 2012 (the “Hopkins Agreement”). The initial term of the Hopkins Agreement is 12 months with automatic renewals. Mr. Hopkins’s annual salary as set forth in the Hopkins Agreement is $300,000. Mr. Hopkins is eligible for a bonus for each fiscal year ending during the employment period with a target of 100% of base compensation and an actual payout based on achievement of certain objectives to be established by the Company’s Board of Directors. Mr. Hopkins is also entitled to participate in the benefit programs available to our other executives and employees as well as receive reimbursement (up to a maximum of $10,000) for tax preparation assistance and life insurance premiums. If Mr. Hopkins’s employment is terminated by him for Good Reason (as defined in the Hopkins Agreement) or by the Company without Cause (as defined in the Hopkins Agreement), or if the Company elects not to renew the Hopkins Agreement, and Mr. Hopkins executes a release satisfactory to the Company, the Company shall pay to Mr. Hopkins his base salary for 12 months, payable in accordance with the Company’s normal payroll practices, and continue to provide health and dental benefits through COBRA for Mr. Hopkins and his family at a level commensurate with such benefits at the time of termination for a period of one year or until he becomes eligible for substantially similar coverage from another employer. If such termination occurs within 12 months after a Change in Control (as defined in the Hopkins Agreement), all then outstanding unvested equity awards held by Mr. Hopkins shall immediately vest in full and become exercisable, the Company shall pay to Mr. Hopkins his base salary for 18 months, payable in accordance with the Company’s normal payroll practices, and continue to provide health and dental benefits through COBRA for Mr. Hopkins and his family at a level commensurate with such benefits at the time of termination for a period of 18 months or until he becomes eligible for substantially similar coverage from another employer. The Hopkins Agreement also contains provisions prohibiting Mr. Hopkins from competing with the business of the Company for a period of 12 months (or 18 months in the case of a Change in Control) after the termination of Mr. Hopkins’s employment with the Company.

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

•                  Our Audit Committee Chairman receives an additional $12,000 annually.

We do not compensate directors who are affiliated with certain of our financial sponsors nor do we pay additional compensation to directors who are also our employees.  Accordingly, none of Messrs. Allen, Ayala, Cwiertnia, Kaplan, Maquera, Noell, or Walton, or Ms. Marinello, receives any compensation for his or her service as a director.  We also do not grant stock options or other equity awards to any of our non-employee directors.

Below are the amounts we paid to each of our non-employee directors for their service on our Board and committees for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)
Barry K. Allen(1)	—
Alfredo I. Ayala	—
G. Drew Conway	49,125
Matthew Cwiertnia	—
Paul G. Joubert	61,750
David B. Kaplan	—
Peter Maquera(2)	—
R. Davis Noell	—
Julie G. Richardson(3)	—
Gilbert Santa Maria(4)	—
Nathan Walton	—

(1)                   Mr. Allen was appointed to the Board of Directors on October 24, 2012.

(2)                   Mr. Maquera was re-appointed to the Board on March 21, 2012 (having previously served from July 29, 2010 to March 8, 2011).

(3)                   Ms. Richardson resigned from the Board of Directors on October 23, 2012.

(4)                   Mr. Santa Maria resigned from our Board of Directors on March 15, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information about the beneficial ownership of our common stock as of April 26, 2013 by (i) each person who is known by us to beneficially own more than 5% of our common stock, (ii) each member of our Board of Directors, (iii) each of our Named Executive Officers, and (iv) all directors and executive officers of Stream as a group. We have determined beneficial ownership in accordance with the rules promulgated by the SEC. Unless otherwise indicated in the footnotes to the table, each person or entity has sole voting and investment power with respect to the stock listed.

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership		Percent of class

5% Security Holders

SGS Holdings, Inc.	1,000	(2)	100%
2000 Avenue of the Stars, 12th Floor
Los Angeles, California 90067

Named Executive Officers and Directors

Kathryn Marinello	—	(3)	*

Brian Delaney	—	(4)	*

Gregory Hopkins	—	(5)	*

Barry K. Allen	—	(2)	*

Alfredo Ayala	—	(2)	*

Drew Conway	—	(2)	*

Matthew Cwiertnia	—	(2)	*

Paul Joubert	—	(2)	*

David Kaplan	—	(2)	*

Peter Maquera	—	(2)	*

R. Davis Noell	—	(2)	*

Nathan Walton	—	(2)	*

All directors and executive officers as a group (13 persons)	—		*

*                           Represents less than 1%

(1)                   Except as otherwise noted, the address of each person listed in the table above is c/o Stream Global Services, Inc., 20 William Street, Suite 310, Wellesley, Massachusetts 02481.

(2)                   The record holders of shares of SGS Holdings, Inc. are as follows: (i) Ares Corporate Opportunities Fund II, L.P. (“ACOF II”), 360,851.34 shares; (ii) Newbridge International Investment Ltd. (“Newbridge”), 205,242.70 shares; (iii) EGS Dutcho B.V. (“EGS Dutchco”), 134,606.24 shares; (iv) Paul G. Joubert, 4,897.54 shares; and (v) G. Drew Conway, 4,514.98 shares.  For additional information on these entities and individuals, and their affiliates, see the statements on Schedule 13D filed with the SEC by such persons, as amended from time to time. Messrs. Kaplan and Cwiertnia are Senior Partners and Mr. Walton is a Principal of Ares Management LLC, which indirectly controls ACOF II. Mr. Noell is a Principal and Mr. Allen is a Senior Advisor of Providence Equity Partners, LLC, which indirectly controls EGS Dutchco. Mr. Ayala is a Managing Director of NewBridge and Mr. Maquera is the Deputy CEO of LiveIt Investments Ltd., the BPO investment arm of NewBridge.

(3)                   Ms. Marinello received a grant of options to purchase 20,000 shares of SGS Holdings Inc. on October 24, 2012, of which options to purchase 9,500 shares are or become exercisable within 60 days.

(4)                   Mr. Delaney received a grant of options to purchase 6,000 shares of SGS Holdings Inc. on October 24, 2012, of which options to purchase 1,500 shares are or become exercisable within 60 days.

(5)                   Mr. Hopkins received a grant of options to purchase 6,000 shares of SGS Holdings Inc. on October 24, 2012, of which options to purchase 1,200 shares are or become exercisable within 60 days.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Parent Company and Going Private Transaction

On April 27, 2012, Stream Acquisition, Inc., a Delaware corporation (“MergerSub”) wholly-owned by SGS Holdings LLC (now SGS Holdings, Inc.) (“Parent”), entered into a Contribution and Exchange Agreement, pursuant to which Parent contributed 73,094,027 SGS shares (approximately 96.2% of all outstanding SGS shares) to MergerSub. Immediately thereafter, MergerSub effected a merger (the “Merger”) pursuant to which MergerSub was merged with and into the Company, with the Company continuing as the surviving corporation. As a result of the Merger, the Company became a wholly-owned subsidiary of Parent, which is controlled by affiliates of Ares Corporate Opportunities Fund II, L.P., EGS Dutchco B.V. and NewBridge International Investments Ltd.  Messrs, Joubert and Conway are also stockholders of Parent.

Stockholders Agreement

Our financial sponsors are parties to a stockholders agreement that provides for, among other things, the composition of our board of directors and certain other voting and governance rights.

Employment and Agreements

We are a party to employment agreements with Kathryn Marinello, Brian Delaney and Gregory Hopkins, which are described above under the caption “Compensation of our Executive Officers—Employment Agreements and Termination Payments.”

Separation Agreement

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

DIRECTOR INDEPENDENCE

Director Independence.  Under the applicable rules of the NYSE MKT, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board has determined that none of Messrs. Allen, Ayala, Conway, Cwiertnia, Joubert, Kaplan, Maquera, Noell and Walton has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the NYSE MKT independence criteria.

Item 14. Principal Accounting Fees and Services.

The Audit Committee of our Board of Directors has appointed Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2013.

Pre-Approval of Audit and Non-Audit Services

All services by our independent registered public accounting firm and the associated fees must be submitted to the Audit Committee of our Board of Directors for approval. Our Audit Committee reviews all auditing services to be performed by our independent registered public account firm, or any other accounting firm, and all other services (review, attest and non-audit) to be provided to the Company by our independent registered public account firm.  Our Audit Committee approves such any such services, as appropriate, prior to the engagement of the accounting firm to perform the applicable services. Our Audit Committee pre-approved all of the fees described below.

Auditor’s Fees

Ernst & Young LLP has served as our independent registered public accounting firm since October 11, 2008. The following table provides information about the fees we paid to Ernst & Young LLP during the 2012 and 2011 fiscal years.

	2012		2011

Audit Fees	$1,638,000	(1)	$1,912,200	(1)

Audit Related Fees	$156,000	(2)	$41,470	(2)

Tax Fees	$493,251		$467,613

All Other Fees	$0		$0

Total	$2,287,251		$2,421,283

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

#                             Incorporated by reference to the identically-numbered exhibit to the registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 26, 2013.

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

STREAM GLOBAL SERVICES, INC.

April 29, 2013	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

April 29, 2013	By:	/s/ Michael Henricks
Michael Henricks
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathryn V. Marinello	Chairman of the Board of Directors, Chief Executive Officer and President	April 29, 2013
Kathryn V. Marinello

/s/ Alfredo I. Ayala	Vice Chairman of the Board of Directors	April 29, 2013
Alfredo I. Ayala

/s/ Barry K. Allen	Director	April 29, 2013
Barry K. Allen

/s/ G. Drew Conway	Director	April 29, 2013
G. Drew Conway

/s/ Matthew Cwiertnia	Director	April 29, 2013
Matthew Cwiertnia

/s/ Paul G. Joubert	Director	April 29, 2013
Paul G. Joubert

/s/ David B. Kaplan	Director	April 29, 2013
David B. Kaplan

/s/ Peter Maquera	Director	April 29, 2013
Peter Maquera

/s/ R. Davis Noell	Director	April 29, 2013
R. Davis Noell

/s/ Nathan Walton	Director	April 29, 2013
Nathan Walton