Form 10-Q
period 2013-03-31
Stream Global Services, Inc.
filed 2013-05-08
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

There were 1,000 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of May 7, 2013.

Stream is a registered trademark of Stream Global Services, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.      UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

STREAM GLOBAL SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$14,807	$18,735
Accounts receivable, net	180,688	164,929
Income taxes receivable	3,012	2,282
Deferred income taxes	6,359	8,586
Prepaid expenses and other current assets	18,638	18,140
Total current assets	223,504	212,672
Equipment and fixtures, net	98,422	96,851
Deferred income taxes	3,218	3,483
Goodwill	253,007	226,749
Intangible assets, net	67,658	52,340
Other assets	11,493	11,933
Total assets	$657,302	$604,028
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,884	$16,359
Accrued employee compensation and benefits	65,601	58,035
Other accrued expenses	34,140	20,677
Income taxes payable	2,376	1,115
Current portion of long-term debt	6,630	5,333
Current portion of capital lease obligations	9,524	9,279
Other liabilities	7,066	5,387
Total current liabilities	143,221	116,185
Long-term debt, net of current portion	262,178	240,354
Capital lease obligations, net of current portion	5,988	5,967
Deferred income taxes	16,372	15,673
Other long-term liabilities	21,232	15,953
Total liabilities	448,991	394,132
Contingencies (Note 14)
Stockholders’ equity:
Voting common stock, par value $0.001 per share, 1 share authorized and outstanding	—	—
Additional paid-in-capital	336,974	336,572
Accumulated deficit	(119,779)	(120,031)
Accumulated other comprehensive loss	(8,884)	(6,645)
Total stockholders’ equity	208,311	209,896
Total liabilities and stockholders’ equity	$657,302	$604,028

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Revenue	$242,812	$215,539
Direct cost of revenue	143,128	124,116
Gross profit	99,684	91,423
Operating expenses:
Selling, general and administrative expenses	72,090	66,292
Severance, restructuring and other charges, net	1,699	2,804
Depreciation and amortization expense	15,029	14,607
Total operating expenses	88,818	83,703
Income from operations	10,866	7,720
Other expenses, net:
Foreign currency loss (gain)	1,118	(254)
Interest expense, net	8,118	7,569
Total other expenses, net	9,236	7,315
Income before provision for income taxes	1,630	405
Provision for income taxes	1,378	1,060
Net income (loss)	$252	$(655)

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$252	$(655)
Other comprehensive income (loss):
Change in unrealized gain (loss) on forward exchange contracts, net of tax	(1,296)	2,662
Change in cumulative translation adjustment (1)	(943)	2,131
Comprehensive income (loss)	$(1,987)	$4,138

(1)         There were no sales or liquidations of investments in foreign entities during the three months ended March 31, 2013 and 2012. Therefore, there is no adjustment for these periods.

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net income (loss)	$252	$(655)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,029	14,607
Amortization of bond discount and debt issuance costs	1,397	1,073
Deferred taxes	347	124
Loss (gain) on impairment or disposal of assets	2	(14)
Noncash stock compensation	402	595
Changes in operating assets and liabilities:
Accounts receivable	(4,422)	4,515
Income taxes receivable	(756)	398
Prepaid expenses and other current assets	(1,075)	(65)
Other assets	(523)	956
Accounts payable	(486)	442
Accrued expenses and other liabilities	9,007	(666)
Net cash provided by operating activities	19,174	21,310
Investing Activities:
Acquisition of business	(41,167)	—
Cash acquired from acquisition	4,951	—
Additions to equipment and fixtures	(6,283)	(6,351)
Net cash used in investing activities	(42,499)	(6,351)
Financing Activities:
Net payments on line of credit (Note 10)	(9,137)	(19,984)
Proceeds from issuance of debt, net	33,412	—
Payments on long-term debt	(1,724)	(87)
Payments of capital lease obligations	(3,038)	(3,201)
Proceeds from capital leases	—	630
Tax payments for withholding on restricted stock	—	(11)
Net cash provided by (used in) financing activities	19,513	(22,653)
Effect of exchange rates on cash and cash equivalents	(116)	1,529
Net decrease in cash and cash equivalents	(3,928)	(6,165)
Cash and cash equivalents, beginning of period	18,735	23,248
Cash and cash equivalents, end of period	$14,807	$17,083
Supplemental cash flow information:
Cash paid for interest	$793	$1,121
Cash paid for income taxes	990	1,798
Noncash financing activities:
Capital lease financing	1,143	158

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

March 31, 2013

(Unaudited)

(In thousands)

Note 1—Our Business

Stream Global Services, Inc. (“we,” “us,” “Stream,” the “Company” or “SGS”) is a global business process outsourcing (“BPO”) service provider and wholly owned subsidiary of SGS Holdings, Inc. (“Parent”) specializing in customer relationship management (“CRM”), including sales, customer care and technical support primarily for Fortune 1000 companies. Our clients include multinational computing/hardware, telecommunications service providers, software/networking, entertainment/media, retail, travel and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across approximately 56 service centers in 23 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

Note 2—Basis of Presentation

Our consolidated condensed financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 include our accounts and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to cash and accounts payable in the consolidated condensed statement of cash flows for the three months ended March 31, 2012. The effect of the reclassification increased net cash provided by operating activities by $581 for the three months ended March 31, 2012.

In compliance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), the Company analyzes its contractual arrangements to determine whether they represent variable interests in a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary. ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary regardless of ownership of voting shares. The Company is the primary beneficiary of a VIE in China, which it consolidates.  The assets, liabilities and obligations of the VIE are not material to these consolidated financial statements.

We have evaluated subsequent events through the date these financial statements were issued.

Note 3—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013, or for any other interim period or future year.

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

Foreign Currency Translation and Derivative Instruments

The assets and liabilities of our foreign subsidiaries, whose functional currency is their local currency, are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income (loss), but is reflected in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until the sale or until the liquidation of the net investment in the foreign subsidiary. Foreign currency transaction gains and losses are included in determining net income (loss), and are categorized as “Other expenses, net.”

We account for derivative financial instruments utilizing the authoritative guidance in ASC 815, Derivatives and Hedging. We generally utilize forward contracts expiring within one to 18 months to reduce our foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies. Upon proper designation, certain of these contracts are accounted for as cash-flow hedges, as defined by the authoritative guidance. These contracts are entered into to protect against the risk that the value of the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to counterparty credit risk. We do not believe that we are exposed to a concentration of credit risk with our derivative financial instruments as the counterparties are well established institutions and counterparty credit risk information is monitored on an ongoing basis.

All derivatives, including foreign currency forward contracts, are recognized in “Other current assets” or “Other current liabilities” on the balance sheet at fair value. Fair values for our derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. On the date the derivative contract is entered into, we determine whether the derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive loss,” until the forecasted underlying transactions occur. To date we have not experienced any hedge ineffectiveness of our cash flow hedges that we intended to be effective. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Direct cost of revenue.” Cash flows from the derivative contracts are classified within “Cash flows from operating activities.” Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged.

We may also enter into derivative contracts that are intended to economically hedge certain risks, even though we do not qualify for or elect not to apply hedge accounting as defined by the authoritative guidance.

Changes in fair value of derivatives not designated as cash flow hedges are reported in “Other expenses, net.” Upon settlement of the derivatives not qualifying as cash flow hedges, a gain or loss is reported in “Other expenses, net.”

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis (as required), whether the derivatives that are used in cash flow hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a cash flow hedge or that it has ceased to be a highly effective hedge or if a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting prospectively. At March 31, 2013, all hedges were determined to be highly effective, except for certain hedges where we elect not to apply hedge accounting as defined by the authoritative guidance.

Our hedging program has been effective in all periods presented and the amount of hedge ineffectiveness has not been material.

As of March 31, 2013 and December 31, 2012, we had approximately $259,657 and $206,535, respectively, of foreign exchange risk hedged using forward exchange contracts. As of March 31, 2013, the forward exchange contracts we held were comprised of $187,155 of contracts determined to be effective cash flow hedges and $72,502 of contracts for which we elected not to apply hedge accounting.

As of March 31, 2013 and December 31, 2012, the fair market value of these derivative instruments designated as cash flow hedges reflected gains of $2,367 and $3,558, respectively. As of March 31, 2013 and December 31, 2012, the fair market value of derivatives for which we elected not to apply hedge accounting reflected losses of $219 and gains of $244, respectively. As of March 31, 2013 and December 31, 2012, $2,451 and $3,555 of unrealized gains, respectively, may be reclassified from other comprehensive income to earnings within the next 12 months based on current foreign exchange rates. As of March 31, 2013 and December 31, 2012, included in other current assets is $374 and $586, respectively, of fair market value of derivatives designated as cash flow hedges that were acquired from a commercial bank in which one of our financial sponsors owns a non-controlling interest.

For the three months ended March 31, 2013 and 2012, the Company had realized net losses of $100 and net gains of $2,006, respectively, on hedges for which the Company elected to not apply hedge accounting. For the three months ended March 31, 2013 and 2012, the Company realized net gains of $1,178 and $33, respectively, on hedges which were deemed effective cash flow hedges.

Fair Value of Financial Instruments

The following table presents information about our assets and liabilities and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

	March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Forward exchange contracts	$2,148	$—	$2,148	$—
Total	$2,148	$—	$2,148	$—

	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Forward exchange contracts	$3,802	$—	$3,802	$—
Total	$3,802	$—	$3,802	$—

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

At March 31, 2013, the fair value of our long term debt was $239,430. The fair value of our long term debt is determined from financial market quotations.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance adding new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). We implemented these requirements in the first quarter of 2013. The guidance is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in financial statements. It does not amend any existing requirements for reporting net income or OCI in financial statements. The implementation of the guidance did not have a material impact on our consolidated financial statements.

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

Note 4—Acquisition

On February 25, 2013, we completed our acquisition of all of the outstanding share capital of LBM Holdings Limited and the interests in its two subsidiaries, LBM Holdings (UK) Limited and LBM Direct Marketing Limited (collectively, “LBM”), for a purchase price of approximately $41,167.  LBM is a United Kingdom-based BPO provider servicing large, multinational companies primarily in the UK marketplace. LBM provides a range of revenue generation services and capabilities for utilities, telecommunications and financial services companies in Europe. LBM has approximately 2,500 employees across 6 locations in England and Northern Ireland.

The following summarizes the preliminary estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. The estimates of fair value of identifiable assets acquired and liabilities assumed, are preliminary, pending completion of a valuation, and thus are subject to revisions that may result in adjustments to the values presented below:

Acquisition Date Fair Value
Current assets	$17,903
Property and equipment	6,465
Goodwill	26,258
Intangible assets	18,614
Total assets acquired	$69,240
Current liabilities	19,116
Other liabilities	8,957
Total liabilities	$28,073
Allocated purchase price	$41,167

Intangible assets acquired and the related amortization periods are as follows:

	Estimated useful life	Gross cost
Customer relationships	7 years	$12,074
Non-compete agreements	2 years	2,767
Trade names	4 years	704
Other	3 years	3,069
		$18,614

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

The following is a roll-forward of goodwill as of March 31, 2013:

Balance at December 31, 2012	$226,749
Acquisition of LBM	26,258
Balance at March 31, 2013	$253,007

Intangible Assets

We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows that the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in the statement of operations is the amount by which the carrying value of the assets exceeds their fair value, determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. There were no impairments recorded during the three months ended March 31, 2013.

Intangible assets at March 31, 2013 consisted of the following:

	Estimated useful life	Weighted average remaining life	Gross cost	Accumulated amortization	Net
Customer relationships	Up to 10 years	3.7	$110,823	$66,019	$44,804
Technology-based intangible assets	3 to 5 years	2.8	5,341	1,928	3,413
Non-compete agreements	2 years	1.9	2,767	115	2,652
Trade names	4 years	2.7	704	15	689
Trade names - indefinite	Indefinite	Indefinite	16,100	—	16,100
			$135,735	$68,077	$67,658

Future amortization expense of our intangible assets for the next five years and thereafter is expected to be as follows:

	Remainder of 2013	2014	2015	2016	2017	2018	Thereafter
Amortization	$11,812	$11,875	$8,803	$6,503	$5,176	$4,335	$3,054

Note 6—Severance, Restructuring and Other Charges, Net

During the three months ended March 31, 2013, we recorded a net expense of $1,699, primarily related to salary continuation related to reductions in workforce and expenses related to the acquisition of LBM.

During the three months ended March 31, 2012, we recorded a net expense of $2,804, primarily related to salary continuation related to reductions in workforce.

Severance, restructuring and other charges, net, consist of the following:

	Three Months Ended March 31,
	2013	2012
Severance	$679	$2,455
Lease exit charges, net	46	349
Transaction related expenses	974	—
Severance, restructuring and other charges, net	$1,699	$2,804

The activity in the Company’s restructuring and other liabilities, which are included in liabilities, is as follows:

	Reduction in work-force and severance	Closure of call centers	Transaction related expense	Total
Balance at December 31, 2012	$1,042	$1,810	$470	$3,322
Expense	679	46	974	1,699
Cash Paid	(875)	(701)	(740)	(2,316)
Balance at March 31, 2013	$846	$1,155	$704	$2,705

Note 7—Equipment and Fixtures, Net

Equipment and fixtures, net, consist of the following:

	March 31, 2013	December 31, 2012
Furniture and fixtures	$19,242	$17,696
Building improvements	70,265	66,369
Computer equipment	73,701	70,238
Software	44,413	40,460
Telecom and other equipment	55,532	55,418
Equipment and fixtures not yet placed in service	536	1,380
	$263,689	$251,561
Less: accumulated depreciation	(165,267)	(154,710)
	$98,422	$96,851

Note 8—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following:

	March 31, 2013	December 31, 2012
Compensation related amounts	$31,821	$28,386
Vacation liabilities	16,094	14,176
Medical and dental liabilities	2,257	2,078
Employer taxes	3,585	2,098
Statutory retirement plans	11,645	10,860
Other benefit related liabilities	199	437
	$65,601	$58,035

Note 9—Other Accrued Expenses and Other Liabilities

Other accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
Professional fees	$3,506	$3,560
Accrued interest	13,446	6,226
Occupancy expense	1,864	2,108
Technology expense	2,131	1,841
Forward exchange contracts	1,162	204
Value added and sales tax	3,181	1,547
Other accrued expenses	8,850	5,191
	$34,140	$20,677

Other current liabilities consist of the following:

	March 31, 2013	December 31, 2012
Lease exit liability	$1,067	$1,704
Deferred revenue	582	1,512
Market lease reserves	768	946
Other	4,649	1,225
Total other current liabilities	$7,066	$5,387

Other long-term liabilities consist of the following:

	March 31, 2013	December 31, 2012
Deferred rent	$4,417	$4,415
Accrued income taxes	11,600	11,143
Market lease reserves	126	61
Asset retirement obligation	3,532	—
Other	1,557	334
Total other long-term liabilities	$21,232	$15,953

Note 10—Long-Term Debt and Revolving Credit Facility

Pursuant to an indenture dated as of October 1, 2009 (the “Indenture”), among Stream, certain of our subsidiaries and Wells Fargo Bank, National Association, as trustee, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”) at an initial offering price of 95.454% of the principal amount, the proceeds of which were used to pay off the debt from our Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of January 8, 2009, as amended, with PNC Bank, National Association and other signatories thereto along with debt acquired from EGS. On March 8, 2013, we issued an additional $30 million aggregate principal amount of the Notes pursuant to the Indenture at an initial offering price of 102.00% of the principal amount (plus accrued interest), the proceeds of which were used to pay down our credit facility following the acquisition of LBM.

In addition, we and certain of our subsidiaries (collectively, the “Borrowers”) entered into a credit agreement, dated as of October 1, 2009, as amended by the First Amendment to Credit Agreement dated June 3, 2011, the Second Amendment to Credit Agreement dated November 1, 2011 and the Third Amendment to Credit Agreement dated December 27, 2012 (as amended, the “Credit Agreement”), with Wells Fargo Capital Finance, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Facility”) of up to

$125 million, including a $20 million sub-limit for letters of credit. The ABL Facility has a term of five years effective from the date of the Third Amendment to Credit Agreement or 120 days prior to the maturity of our Notes (including any refinancing or extension of the Notes), whichever is less, at an interest rate of Wells Fargo’s base rate plus 150 basis points or LIBOR plus 250 basis points at our discretion. We capitalized fees of $8,966 and $5,642 associated with the Notes and the Credit Agreement, respectively, at the inception of these agreements and subsequent amendments that are being amortized over their respective lives. We amortized $924 of such capitalized fees into expense for the three months ended March 31, 2013.

The ABL facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $25 million. As of March 31, 2013, we had $88,136 available under the ABL Facility. We made draws on the ABL Facility of $80,863 and $65,551 for the three months ended March 31, 2013 and 2012, respectively, and payments on the ABL Facility of $90,000 and $85,535 for the three months ended March 31, 2013 and 2012, respectively. We are in compliance with the financial covenant in the Credit Agreement as of March 31, 2013. Substantially all of the assets of Stream excluding intangible assets secure the Notes and the ABL Facility. See Note 16 for Guarantor Financial Information.

Long-term borrowings consist of the following:

	March 31, 2013	December 31, 2012
Revolving line of credit	$25,543	$34,680
11.25% Senior Secured Notes	230,000	200,000
Other	16,088	14,904
	271,631	249,584
Less: current portion	(6,630)	(5,333)
Less: discount on notes payable	(2,823)	(3,897)
Long-term debt	$262,178	$240,354

Minimum principal payments on long-term debt subsequent to March 31, 2013 are as follows:

Total
2013	5,676
2014	260,336
2015	3,390
2016	769
2017	1,460
Total	$271,631

We had Letters of Credit in the aggregate outstanding amounts of $1,939 and $3,245 at March 31, 2013 and December 31, 2012, respectively.

We had $280 and $380 of restricted cash as of March 31, 2013 and December 31, 2012, respectively.

Note 11—Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss as of March 31, 2013:

	Unrealized gain on forward exchange contracts, net of tax	Cumulative translation adjustment	Accumulated other comprehensive loss
Beginning balance December 31, 2012	$3,283	$(9,928)	$(6,645)
Current period other comprehensive loss	(1,296)	(943)	(2,239)
Ending balance March 31, 2013	$1,987	$(10,871)	$(8,884)

The following table summarizes activity in other comprehensive income (loss) related to forward exchange contracts held by the Company during the three months ended March 31, 2013:

	Three Months Ended March 31,
	2013	2012
Change in fair value of forward exchange contracts, net of tax	$(2,474)	$2,031
Amount reclassified to direct cost of revenue	1,178	631
Change in unrecognized gains/losses on forward exchange contracts	$(1,296)	$2,662

Note 12—Income Taxes

The domestic and foreign source component of income (loss) before taxes is as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Total US	$(5,810)	$(2,951)
Total Foreign	7,440	3,356
Total	$1,630	$405

The provisions for income taxes for the three months ended March 31, 2013 and 2012 relate primarily to the foreign source component of income (loss) before tax. Our operations in countries outside the United States are generally taxed at lower statutory rates and also benefit from tax holidays.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign tax jurisdictions. We operate in a number of international tax jurisdictions and are subject to audits of income tax returns by tax authorities in those jurisdictions. We have open audit periods beginning after 2004 through the current period in various jurisdictions and are currently under audit in India, Canada, Italy, and Philippines.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), limits the amount of US tax attributes (Net operating loss carry forwards and tax credits) that can be utilized annually to offset future taxable income based on certain 3-year cumulative increases in the ownership interests of stockholders who are 5% stockholders under the Code. The Company has determined that an ownership change occurred under these federal income tax provisions on April 27, 2012. However, the Company does not expect to generate U.S. taxable income in excess of the accumulated limitation in 2013.

The Italy Revenue Agency Enactment No. 140973 provides a refund claim in the event of non-deduction of employee and quasi-employee costs.  This refund claim applied to tax years 2007 through 2011.  We recorded a benefit of $1,008 related to this refund in the three months ended March 31, 2013.

As of March 31, 2013 and December 31, 2012, the liability for unrecognized tax benefits (including interest and penalties) was $11,328 and $11,222, respectively, and was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is $1,599 for both the three months ended March 31, 2013 and for the year ended December 31, 2012 of un-benefitted tax losses, which would be realized if the related uncertain tax positions were settled. As of January 1, 2013, we had reserved $2,633 for accrued interest and penalties, which increased to $2,849 as of March 31, 2013. We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. The total amount of net unrealized tax benefits that would affect income tax expense, if ever recognized in our consolidated financial statements, is $9,729. This amount includes interest and penalties of $2,849. We estimate that within the next 12 months, our unrecognized tax benefits, and interest and penalties, could decrease as a result of settlements with taxing authorities or the expiration of the statute of limitations by $4,922.

Note 13—Stock Options

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) was terminated on April 27, 2012. The 2008 Plan provided for the grant of incentive and nonqualified stock options. The 2008 Plan had authorized grants of up to 10,000 shares of common stock at an exercise price of not less than 100% of the fair value of the common stock at the date of grant. The 2008 Plan provided that the options shall have terms not to exceed ten years from the grant date. During the three months ended March 31, 2012, we granted options to purchase 160 shares of our common stock to our employees that were subsequently terminated.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the three months ended March 31, 2012 under the 2008 Plan:

Three months ended March 31, 2012
Option term (years)	6.380
Volatility	71.89%
Risk-free interest rate	1.14 — 1.19%
Dividend yield	0%
Weighted-average grant date fair value per option granted	$1.74

During the three months ended March 31, 2012, 323 stock option grants under the 2008 Plan were vested, zero were exercised, and 504 were forfeited.

At March 31, 2013, no stock options were outstanding under the 2008 Plan. There are no shares outstanding, vested, or expected to vest (including forfeiture adjusted unvested shares) as the plan was cancelled.

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

The following assumptions were used for the option grants in the three months ended March 31, 2013 under the 2012 Plan:

Three months ended March 31, 2013
Option term (years)	5.00
Volatility	44.35%
Risk-free interest rate	0.88%
Dividend yield	0%
Weighted-average grant date fair value per option granted	$70.87

The option term was calculated under the simplified method for all option grants issued during the three months ended March 31, 2013. The volatility assumptions were based on a weighted average of the historical volatilities for the Company and its peer group. The risk-free interest rate assumptions were based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term in options.

During the three months ended March 31, 2013, 20 stock option grants under the 2012 Plan were vested, zero were exercised, and 0.6 were forfeited.

Stock options issued under the 2012 Plan during the three months ended March 31, 2013 were as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2012	74.3	$425.00	—	6.82
Granted	0.8	425.00	$70.87
Exercised	—	—
Forfeited	0.6	425.00
Outstanding at March 31, 2013	74.5	$425.00		6.56

At March 31, 2013, we had stock options to purchase 20 shares that were exercisable. The weighted average exercise price of options currently exercisable is $425.00 at March 31, 2013. The weighted average remaining contractual term of options currently exercisable is 6.53 years at March 31, 2013. The total fair value of options vested during the three months ended March 31, 2013 was $120. There are 55 shares outstanding, vested, and expected to vest (including forfeiture adjusted unvested shares) with a weighted average exercise price of $425.00 and a weighted average remaining contractual term of 6.56 years.

For the three months ended March 31, 2013, we recognized net stock compensation expense of $402 within selling, general and administrative expenses.

As of March 31, 2013, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of the shares of exercisable stock at March 31, 2013 was zero.

As of March 31, 2013, there was $1,768 of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the 2012 Plan.

Note 14—Contingencies

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

Note 15—Geographic Operations and Concentrations

We operate in one operating segment and provide services primarily in two regions: “Americas,” which includes the United States, Canada, the Philippines, India, China, Nicaragua, the Dominican Republic, El Salvador, and Honduras; and “EMEA,” which includes Europe, the Middle East, and Africa.

The following table presents geographic information regarding our operations:

	Three Months Ended March 31,
	2013	2012
Revenues
Americas
United States	$56,559	$48,971
Philippines	56,430	52,180
Canada	28,399	29,367
Others	31,822	28,180
Total Americas	173,210	158,698
EMEA	69,602	56,841
	$242,812	$215,539

	March 31, 2013	December 31, 2012
Total assets:
Americas	$521,097	$536,149
EMEA	136,205	67,879
	$657,302	$604,028

We derive significant revenues from two clients. At March 31, 2013, two of our largest clients by revenue are global technology companies. The percentage of revenue for clients exceeding 10% of revenue in the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Microsoft	14%	10%
Dell	8%	10%

Related accounts receivable from these two clients were 7% and 15%, respectively, of our total accounts receivable at March 31, 2013 and 4% and 13%, respectively, of our total accounts receivable at March 31, 2012.

Note 16—Guarantor Financial Information

The Notes are guaranteed by the Company, along with certain of our wholly owned subsidiaries. Such guaranties are full, unconditional and joint and several. Condensed consolidating financial information related to the Company, our guarantor subsidiaries and our non-guarantor subsidiaries as of and for the three months ended March 31, 2013 and 2012 are reflected below:

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue	$—	$117,476	$129,301	$(3,965)	$242,812
Direct cost of revenue:
Customers	—	62,818	80,310		143,128
Intercompany	—	3,348	617	(3,965)	—
	—	66,166	80,927	(3,965)	143,128
Gross profit	—	51,310	48,374	—	99,684
Operating expenses	436	47,351	41,031	—	88,818
Non-operating expenses (income)	8,337	(2,451)	3,350	—	9,236
Equity in earnings of subsidiaries	(9,031)	—	—	9,031	—
Income (loss) before income taxes	258	6,410	3,993	(9,031)	1,630
Provision (benefit) for income taxes	6	807	565	—	1,378
Net income (loss)	$252	$5,603	$3,428	$(9,031)	$252

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue	—	207,581	120,890	(112,932)	215,539
Direct cost of revenue:
Customers	—	55,789	68,327		124,116
Intercompany	—	102,477	10,455	(112,932)	—
	—	158,266	78,782	(112,932)	124,116
Gross profit	—	49,315	42,108	—	91,423
Operating expenses	673	42,988	40,042	—	83,703
Non-operating expenses (income)	7,539	(1,563)	1,339	—	7,315
Equity in earnings of subsidiaries	(7,557)	—	—	7,557	—
Income (loss) before income taxes	(655)	7,890	727	(7,557)	405
Provision (benefit) for income taxes	—	(1,596)	2,656	—	1,060
Net income (loss)	$(655)	$9,486	$(1,929)	$(7,557)	$(655)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended March 31, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$252	$5,603	$3,428	$(9,031)	$252
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	(1,296)	(851)	(445)	1,296	(1,296)
Change in cumulative translation adjustment	(943)	(2,397)	1,454	943	(943)
Comprehensive income (loss)	$(1,987)	$2,355	$4,437	$(6,792)	$(1,987)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended March 31, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$(655)	$9,486	$(1,929)	$(7,557)	$(655)
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	2,662	1,430	1,232	(2,662)	2,662
Change in cumulative translation adjustment	2,131	1,879	252	(2,131)	2,131
Comprehensive income (loss)	$4,138	$12,795	$(445)	$(12,350)	$4,138

Condensed Consolidating Balance Sheet

As of March 31, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$2,821	$11,980	$—	$14,807
Accounts receivable, net	—	147,343	33,345	—	180,688
Intercompany receivable	32,391	147,192	104,255	(283,838)	—
Other current assets	4,438	11,193	12,378	—	28,009
Total current assets	36,835	308,549	161,958	(283,838)	223,504
Equipment and fixtures, net and other assets	1,727	47,062	64,344	—	113,133
Investment in subsidiaries	456,967	134,288	17	(591,272)	—
Goodwill and intangible assets, net	—	167,370	153,295	—	320,665
Total assets	$495,529	$657,269	$379,614	$(875,110)	$657,302
Liabilities and Stockholders’ Equity
Current liabilities	$13,815	$42,551	$86,855	$—	$143,221
Intercompany payable	20,683	136,497	126,658	(283,838)	—
Long-term liabilities	252,720	31,136	21,914	—	305,770
Total shareholders’ equity (deficit)	208,311	447,085	144,187	(591,272)	208,311
Total liabilities and stockholders’ equity	$495,529	$657,269	$379,614	$(875,110)	$657,302

Condensed Consolidating Balance Sheet

As of December 31, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$9,976	$8,753	$—	$18,735
Accounts receivable, net	—	146,078	18,851	—	164,929
Intercompany receivable	32,391	125,083	96,406	(253,880)	—
Other current assets	3,587	14,878	10,543	—	29,008
Total current assets	35,984	296,015	134,553	(253,880)	212,672
Equipment and fixtures, net and other assets	2,254	48,018	61,995	—	112,267
Investment in subsidiaries	450,176	74,784	16	(524,976)	—
Goodwill and intangible assets, net	—	169,792	109,297	—	279,089
Total assets	$488,414	$588,609	$305,861	$(778,856)	$604,028
Liabilities and Stockholders’ Equity
Current liabilities	$5,948	$43,510	$66,727	$—	$116,185
Intercompany payable	41,786	128,645	83,449	(253,880)	—
Long-term liabilities	230,784	31,915	15,248	—	277,947
Total shareholders’ equity (deficit)	209,896	384,539	140,437	(524,976)	209,896
Total liabilities and stockholders’ equity	$488,414	$588,609	$305,861	$(778,856)	$604,028

Condensed Statements of Cash Flows

For the three months ended March 31, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(360)	$12,735	$6,799	$—	$19,174
Cash flows from investing activities:
Acquisition of business	—	—	(41,167)	—	(41,167)
Cash acquired from acquisition	—	—	4,951	—	4,951
Additions to equipment and fixtures	—	(4,402)	(1,881)	—	(6,283)
Net cash used in investing activities	—	(4,402)	(38,097)	—	(42,499)
Cash flows from financing activities:
Net repayments on line of credit	(9,137)	—	—	—	(9,137)
Net borrowings (repayments) on long term debt	30,600	2,030	(942)	—	31,688
Net repayments on capital leases	—	(2,252)	(786)	—	(3,038)
Net intercompany	(21,103)	(13,570)	34,673	—	—
Net cash provided by (used in) financing activities	360	(13,792)	32,945	—	19,513
Effect of exchange rates on cash and cash equivalents	—	(1,696)	1,580	—	(116)
Net increase (decrease) in cash and cash equivalents	—	(7,155)	3,227	—	(3,928)
Cash and cash equivalents, beginning of period	6	9,976	8,753	—	18,735
Cash and cash equivalents, end of period	$6	$2,821	$11,980	$—	$14,807

Condensed Statements of Cash Flows

For the three months ended March 31, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(840)	$12,276	$9,874	$—	$21,310
Cash flows from investing activities:
Additions to equipment and fixtures	—	(3,192)	(3,159)	—	(6,351)
Net cash used in investing activities	—	(3,192)	(3,159)	—	(6,351)
Cash flows from financing activities:
Net repayments on line of credit	(19,984)	—	—	—	(19,984)
Net repayments on long term debt	—	(63)	(24)	—	(87)
Net repayments on capital leases	—	(2,294)	(277)	—	(2,571)
Net intercompany	20,835	(17,202)	(3,633)	—	—
Tax payments for withholding on restricted stock	(11)	—	—	—	(11)
Net cash provided by (used in) financing activities	840	(19,559)	(3,934)	—	(22,653)
Effect of exchange rates on cash and cash equivalents	—	5,858	(4,329)	—	1,529
Net decrease in cash and cash equivalents	—	(4,617)	(1,548)	—	(6,165)
Cash and cash equivalents, beginning of period	6	11,143	12,099	—	23,248
Cash and cash equivalents, end of period	$6	$6,526	$10,551	$—	$17,083

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

Overview

Our Business

Stream Global Services, Inc. (“we”, “us”, “Stream”, the “Company” or “SGS”) is a global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support primarily for Fortune 1000 companies. Our clients include multinational computing/hardware, telecommunications service providers, software/networking, entertainment/media, retail, travel and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across approximately 56 service centers in 23 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

On February 25, 2013, we completed our acquisition of all of the outstanding share capital of LBM Holdings Limited and the interests in its two subsidiaries, LBM Holdings (UK) Limited and LBM Direct Marketing Limited (collectively, “LBM”), for a purchase price of approximately $41.2 million.  LBM is a United Kingdom-based BPO provider servicing large, multinational companies primarily in the UK marketplace. LBM provides a range of revenue generation services and capabilities for utilities, telecommunications and financial services companies in Europe. LBM has approximately 2,500 employees across 6 locations in England and Northern Ireland.

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

As of March 31, 2013 and 2012, we maintained a full valuation allowance against our deferred tax assets in certain countries including the United States. We currently do not have sustained profitability sufficient to support a conclusion that a valuation allowance is not required in these jurisdictions.

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

Interest and penalties relating to income taxes and uncertain tax positions are accrued net of tax in “Provision for income taxes.”

In the future, our effective tax rate could be adversely affected by several factors, many of which are outside our control. Our effective tax rate is affected by the proportion of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. Further, we are subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements, pronouncements and rulings of certain tax and regulatory organizations. We estimate our annual effective tax rate each quarter based on a combination of actual and forecasted results of subsequent quarters. Consequently, significant changes in our actual quarterly or forecasted results may impact the effective tax rate for the current or future periods.

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

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), limits the amount of U.S. tax attributes (Net operating loss carry forwards and tax credits) that can be utilized annually to offset future taxable income based on certain 3-year cumulative increases in the ownership interests of stockholders who are 5% stockholders under the Code. The Company has determined that an ownership change occurred under these federal income tax provisions on April 27, 2012. However, the Company does not expect to generate U.S. taxable income in excess of the accumulated limitation in 2013.

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

All derivative financial instruments are reported in the accompanying Consolidated Balance Sheets at fair value. Changes in fair value of derivative instruments designated as cash flow hedges are recorded in “Accumulated other comprehensive income (loss),” to the extent they are deemed effective. Based on the criteria established by current accounting standards, all of our cash flow hedge contracts are deemed to be highly effective. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Direct cost of revenue.”

We also enter into fair value derivative contracts to reduce our exposure to foreign currency exchange rate fluctuations associated with changes in asset and liability balances. Changes in the fair value of derivative instruments designated as fair value hedges affect the carrying value of the asset or liability hedged, with changes in both the derivative instrument and the hedged asset or liability being recognized in “Other expenses, net” in the accompanying Consolidated Statements of Operations.

While we expect that our derivative instruments designated as cash flow hedges will continue to be highly effective and in compliance with applicable accounting standards, if our cash flow hedges did not qualify as highly effective or if we determine that forecasted transactions will not occur, the changes in the fair value of the derivatives used as cash flow hedges would be reflected currently in “Other expenses, net” in the accompanying Consolidated Statement of Operations.

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

Other Income and Expenses

Other income and expenses consists of foreign currency transaction gains or losses, other income, interest income and interest expense. Interest expense includes interest expense and amortization of debt issuance costs associated with our indebtedness under our credit lines, senior secured notes and capitalized lease obligations.

We generate revenue and incur expenses in several different currencies. We do not operate in any countries subject to hyper-inflationary accounting treatment. Our most common transaction currencies are the U.S. Dollar, the Euro, the British Pound, the Canadian Dollar, Philippine Peso and the Indian Rupee. Our clients are most commonly billed in the U.S. Dollar or the Euro. We translate our results from functional currencies to U.S. Dollars using the average exchange rates in effect during the accounting period.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance adding new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  We implemented these requirements in the first quarter of 2013. The guidance is intended to help entities improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in financial statements. It does not amend any existing requirements for reporting net income or OCI in financial statements. The implementation of the guidance did not have a material impact on our consolidated financial statements.

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

Results of Operations

Three months ended March 31, 2013 compared with three months ended March 31, 2012

Revenue. Revenues increased $27.3 million, or 12.7%, to $242.8 million for the three months ended March 31, 2013, compared to $215.5 million for the three months ended March 31, 2012. The increase is primarily attributable to increased volume with existing customers and the acquisition of LBM.

Revenues for services performed in offshore service centers such as the Philippines, India, El Salvador, the Dominican Republic, China, Nicaragua, Tunisia and Egypt increased $9.8 million, or 10.2%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012 due to higher client volumes. Revenues in our offshore service centers represented 43.6% of consolidated revenues for the three months ended March 31, 2013, compared to 44.5% in the same period in 2012. Revenues for services performed in our United States and Canadian service centers increased $6.6 million, or 8.5%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Revenues for services performed in European service centers increased $10.8 million, or 26.2%, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. This increase is attributable to the acquisition of LBM.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $19.0 million, or 15.3%, to $143.1 million for the three months ended March 31, 2013, compared to $124.1 million for the three months ended March 31, 2012. The increase is primarily attributable to increased volume and higher agent training to support our growth.

Gross Profit. Gross profit increased $8.3 million, or 9.0%, to $99.7 million for the three months ended March 31, 2013 from $91.4 million for the three months ended March 31, 2012. Gross profit as a percentage of revenue was 41.1% and 42.4% for the three months ended March 31, 2013 and 2012, respectively.

Operating Expenses. Operating expenses consists of selling, general and administrative expense, severance, restructuring and other charges, net and depreciation and amortization expense. Operating expenses increased $5.1 million, or 6.1%, to $88.8 million for the three months ended March 31, 2013, compared to $83.7 million for the three months ended March 31, 2012. Operating expenses as a percentage of revenues was 36.6% for the three months ended March 31, 2013 compared to 38.8% for the three months ended March 31, 2012.

Selling, general and administrative expense increased 8.7%, from $66.3 million for the three months ended March 31, 2012 to $72.1 million for the three months ended March 31, 2013. Selling, general and administrative expense as a percentage of revenue was 29.7% and 30.8% for the three months ended March 31, 2013 and 2012, respectively.  The increase in selling, general and administrative expenses in 2013 compared to 2012 is primarily due to investments in sales and marketing and the addition of LBM.

Severance, restructuring and other charges were $1.7 million and $2.8 million for the three months ended March 31, 2013 and 2012, respectively. The charge in 2013 primarily relates to salary continuation expense of approximately $0.7 million related to non-agent severance and $1.0 million related to the acquisition of LBM. The charge in 2012 principally relates to salary continuation expense of approximately $2.5 million related to non-agent severance and management’s decision to exit locations and eliminate un-profitable programs, and approximately $0.3 million related to lease exit reserves.

Depreciation and amortization expense was $15.0 million and $14.6 million for the three months ended March 31, 2013 and 2012, respectively. The increase in depreciation and amortization is related to assets acquired from LBM during the three months ended March 31, 2013.

Other Expenses, Net. Other expenses, net include interest expense and foreign currency gains and losses. Other expenses, net increased $1.9 million, or 26.3%, to $9.2 million for the three months ended March 31, 2013, compared to $7.3 million for the three months ended March 31, 2012.

Interest expense was $8.1 million and $7.6 million for the three months ended March 31, 2013 and 2012, respectively. The increase in interest expense is due to new borrowings to fund the acquisition of LBM.

Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the three months ended March 31, 2013, we recorded a foreign currency loss of $1.1 million versus a gain of $0.3 million for the comparable period in the prior year.

Provision for Income Taxes. Income taxes were $1.4 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively. Foreign tax expense, where we generally have taxable income, was $1.1 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. In the United States, we recorded a tax expense of $0.3 million primarily due to tax on other comprehensive loss and state non-income based tax and a tax expense of $0.3 million due to state taxes and interest from uncertain tax positions for the three months ended March 31, 2013 and 2012, respectively. We operate in a number of countries outside the United States where we are generally taxed at lower statutory rates than the United States and also benefit from tax holidays in some foreign locations. The Italy Revenue Agency Enactment No. 140973 provides a refund claim in the event of non-deduction of employee and quasi-employee costs.  This refund claim applied to tax years 2007 through 2011.  We recorded a benefit of $1.0 million related to this refund in the three months ended March 31, 2013.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital associated with the expenses we incur in performing services under our client contracts and capital expenditures for the opening of new service centers, including the purchase of computers and related equipment. We have in place a credit facility that consists of a revolving line of credit that allows us to manage our cash flows. Our ability to make payments on the credit facility, to replace our indebtedness if desired, and to fund working capital and planned capital expenditures will depend on our ability to generate cash in the future. We have secured our credit facility primarily through our accounts receivable and therefore, our ability to continue servicing debt is dependent upon the timely collection of those receivables.

We made capital expenditures (including amounts financed under capital leases) of $7.4 million in the three months ended March 31, 2013 as compared to $6.5 million for the three months ended March 31, 2012. We expect to continue to make capital expenditures to build new service centers, upgrade existing service centers, meet new contract requirements and maintain and upgrade our infrastructure.

We have outstanding $230 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”), which mature on October 1, 2014. The Notes were issued pursuant to an Indenture among us, certain of our subsidiaries (the “Note Guarantors”), and Wells Fargo Bank, N.A., as trustee (the “Indenture”). We issued $200 million aggregate principal amount of the Notes on October 1, 2009 and an additional $30 million aggregate principal amount of the Notes on March 8, 2013. The Indenture contains restrictions on our ability to incur additional secured indebtedness under certain circumstances. Interest on the Notes is computed on the basis of a 360-day year composed of twelve 30-day months and is payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2010.

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

In October 2009, Stream, Stream Holdings Corporation, Stream International, Inc., Stream New York, Inc., Stream Global Services-US, Inc., Stream Global Services-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V., Stream International Service Europe B.V., and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”), entered into a Credit Agreement, as amended by the First Amendment to Credit Agreement dated June 3, 2011, the Second Amendment to Credit Agreement dated November 1, 2011 and the Third Amendment to Credit Agreement dated December 27, 2012,  with Wells Fargo Capital Finance, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders (the “Credit Agreement”), providing for the revolving credit financing (the “ABL Facility”) of up to $125.0 million, including a $20.0 million sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The ABL Facility has a term of five years effective from the date of the Third Amendment to Credit Agreement or 120 days prior to the maturity of our Notes (including any refinancing or extension of the Notes), whichever is less, at an interest rate of Wells Fargo’s base rate plus 150 basis points or LIBOR plus 250 basis points at our discretion. The ABL Facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $25.0 million. At March 31, 2013, we had $88.1 million available under the ABL Facility, which includes increases in availability resulting from the Third Amendment to Credit Agreement. We were in compliance with the financial covenant as of March 31, 2013.

Letters of Credit. We have certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of March 31, 2013, we had approximately $1.9 million of these letters of credit in place under our ABL Facility. The obligations under the letters of credit decline annually as the underlying obligations are satisfied.

Unrestricted cash and cash equivalents totaled $14.5 million for the three months ended March 31, 2013 which is a $2.3 million decrease compared to $16.8 million for the three months ended March 31, 2012. The amount of cash and cash equivalents on hand at any given time is primarily affected by timing differences between the collection of our accounts receivables and payment of our expenses. The timing of collections are a function of contractually agreed payment terms with our clients while certain routine disbursements (e.g. payrolls) are based on prevailing convention or statutory requirements in each jurisdiction where we do business. Our ABL Facility is utilized to provide a bridge between these timing differences allowing us to more effectively utilize our cash and cash equivalents on hand. A substantial portion of our cash and cash equivalents is located in foreign countries and may be subject to foreign withholding taxes if repatriated to the United States.

Working capital decreased $8.0 million to $80.3 million for the three months ended March 31, 2013, compared to $88.3 million for the three months ended March 31, 2012.

Net cash provided by operating activities totaled $19.2 million for the three months ended March 31, 2013, a $2.1 million decrease from the $21.3 million provided by operations for the three months ended March 31, 2012 due to changes in working capital partially offset by improvement in net income.

Net cash used in investing activities totaled $42.5 million for the three months ended March 31, 2013 which is a $36.1 million increase from the $6.4 million used in the period ended March 31, 2012. The increase is due to the acquisition of LBM.

Net cash provided by financing activities totaled $19.5 million for the three months ended March 31, 2013, a $42.2 million increase from the $22.7 million used in financing activities for the period ended March 31, 2012.  The increase in cash provided by financing activities reflects the $33.4 million proceeds from issuance of debt and $10.8 million lower net debt payments in 2013.

Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. Dollars or vice versa, and generally mature in one to eighteen months. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $259.7 million as of March 31, 2013 and $218.2 million as of March 31, 2012.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments bear interest at variable rates. At March 31, 2013, we had outstanding borrowings under variable rate debt agreements that totaled approximately $26.1 million. A hypothetical 1% increase in the interest rate would have increased interest expense by approximately $0.3 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our variable rate borrowings reflects fair value due to their short-term and variable interest rate features.

We had no outstanding interest rate derivatives covering interest rate exposure at March 31, 2013.

Foreign Currency Exchange Rate Risk

We serve many of our U.S.-based clients using our service centers in several non-U.S. locations. Although the contracts with these clients are typically priced in U.S. Dollars, a substantial portion of the costs incurred to render services under these contracts are denominated in the local currency of the country in which the contracts are serviced which creates foreign exchange exposure. The exposure is in Canada, India, the Dominican Republic, Honduras, Egypt, Germany, Spain, Italy, Netherlands, the Philippines and Nicaragua. We serve most of our EMEA-based clients using our service centers in the Netherlands, the United Kingdom, Italy, Ireland, Spain, Sweden, France, Germany, Poland, Denmark, Bulgaria, Egypt, and Tunisia. We typically bill our EMEA-based clients in Euros. While a substantial portion of the costs incurred to render services under these contracts are denominated in Euros, we also incur costs in non-Euro currencies of the local countries in which the contracts are serviced which creates foreign exchange exposure.

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

The following summarizes the relative (weakening)/strengthening of the U.S. Dollar against the local currency during the years presented:

	Three Months Ended March 31,
	2013	2012
U.S. Dollar vs. Canadian Dollar	2.2%	(2.2)%
U.S. Dollar vs. Euro	3.0%	(3.0)%
U.S. Dollar vs. Indian Rupee	(0.8)%	(4.5)%
U.S. Dollar vs. Philippine Peso	(0.5)%	(1.9)%
U.S. Dollar vs. British Pound	6.4%	(3.5)%

Cash Flow Hedging Program

Substantially all of our subsidiaries use the respective local currency as their functional currency because they pay labor and operating costs in those local currencies. Certain of our subsidiaries in the Philippines use the U.S. Dollar as their functional currency while paying their labor and operating cost in local currency. Conversely, revenue for most of our foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. Dollars, Euros and other non-local currencies. Where appropriate, to mitigate the risk of principally a weaker U.S. Dollar, we purchase forward contracts to acquire the local currency of certain of the foreign subsidiaries at a fixed exchange rate at specific dates in the future. We have designated and account for certain of these derivative instruments as cash flow hedges where applicable, as defined by the authoritative guidance.

Given the significance of our foreign operations and the potential volatility of certain of these currencies versus the U.S. Dollar, we use forward purchases of Philippine Pesos, Canadian Dollars, Euros and Indian Rupees to minimize the impact of currency fluctuations. As of March 31, 2013, we had entered into forward contracts with financial institutions to acquire the following currencies:

Currency	Notional Value (in thousands)	USD Equivalent (in thousands)	Highest Rate	Lowest Rate
Philippine Peso	7,445,000	182,269	43.60	40.61
Canadian Dollar	60,825	59,569	1.04	0.99
Indian Rupee	686,000	12,284	59.11	54.09
Euro	6,000	7,684	0.78	0.76

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

ITEM 4.      CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer, Kathryn V. Marinello, and our Chief Financial Officer, Michael Henricks (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of March 31, 2013 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Stream in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

None.

ITEM 1A.         RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 26, 2013, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. As of March 31, 2013, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2012, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

STREAM GLOBAL SERVICES, INC.

May 8, 2013	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

May 8, 2013	By:	/s/ Michael Henricks
Michael Henricks
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
2.1

Agreement for the sale and purchase of shares in the share capital of LBM Holdings Limited, dated as of February 19, 2013, by and among SGS Netherlands Investment Corporation B.V. and the sellers named therein (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 22, 2013 (File No. 001-33739) and incorporated herein by reference).

4.1

First Supplemental Indenture, dated March 13, 2013, by and among Stream Global Services, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2013 (File No. 001-33739) and incorporated herein by reference).

4.2

Exchange and Registration Rights Agreement, dated as of March 13, 2013, by and among Stream Global Services, Inc., the Guarantors listed on the signature pages thereto and the Purchasers named therein (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2013 (File No. 001-33739) and incorporated herein by reference).

10.1

Employment Agreement, dated as of April 22, 2013, by and between Michael Henricks and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2013 (File No. 001-33739) and incorporated herein by reference).

10.2*

2013 Management Incentive Plan (MIP) — Corporate SG&A for Managers and Above effective January 1, 2013. (Portions of this exhibit have been omitted pursuant to our request for confidential treatment. Omitted portions filed separately with the SEC).

10.3*	2013 EVP Global Sales Compensation Plan. (Portions of this exhibit have been omitted pursuant to our request for confidential treatment. Omitted portions filed separately with the SEC).

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.