Form 10-K/A
period 2012-12-31
Stream Global Services, Inc.
filed 2013-06-21
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

STREAM GLOBAL SERVICES, INC.

2012 FORM 10-K/A ANNUAL REPORT

i

EXPLANATORY NOTE

On February 26, 2013, Stream Global Services, Inc. (“we,” “us,” “Stream,” the “Company” or “SGS”) filed its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). On April 29, 2013, we filed Amendment No. 1 to the Original Filing (“Amendment No. 1”). This Amendment No. 2 to Form 10-K (this “Amendment”) on Form 10-K/A is being filed solely to make corrections to the list of Exhibits included in Part IV, Item 15 of Amendment No. 1.

This Form 10-K/A amends only information in Part IV, Item 15. (Exhibits, Financial Statement Schedules). All other items as presented in the Original Filing, as amended by Amendment No. 1, are unchanged. Except for the foregoing amended information, this Amendment does not amend, update or change any other information presented in the Original Filing or Amendment No. 1. Those sections of the Original Filing and Amendment No. 1 that are not addressed  by this Amendment are not amended by this filing.. This Amendment continues to speak only as of the date of the Original Filing and it has no impact on the Company’s previously reported audited financial statements and notes thereto as of December 31, 2012. Furthermore, except to the extent stated herein, we have not updated the information in the Original Filing or Amendment No. 1, and this Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and Amendment No.1, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in the Original Filing and/or Amendment No. 1.

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

10.1	[Intentionally Omitted]

10.2	[Intentionally Omitted]

10.3	[Intentionally Omitted]

10.4	[Intentionally Omitted]

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

STREAM GLOBAL SERVICES, INC.

June 21, 2013	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

June 21, 2013	By:	/s/ Michael Henricks
Michael Henricks
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathryn V. Marinello	Chairman of the Board of Directors, Chief Executive Officer and President	June 21, 2013
Kathryn V. Marinello

/s/ Alfredo I. Ayala	Vice Chairman of the Board of Directors	June 21, 2013
Alfredo I. Ayala

/s/ Barry K. Allen	Director	June 21, 2013
Barry K. Allen

Director
G. Drew Conway

/s/ Matthew Cwiertnia	Director	June 21, 2013
Matthew Cwiertnia

/s/ Paul G. Joubert	Director	June 21, 2013
Paul G. Joubert

Director
David B. Kaplan

/s/ Peter Maquera	Director	June 21, 2013
Peter Maquera

/s/ R. Davis Noell	Director	June 21, 2013
R. Davis Noell

/s/ Nathan Walton	Director	June 21, 2013
Nathan Walton