Form 10-Q/A
period 2013-03-31
Stream Global Services, Inc.
filed 2013-06-21
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On May 8, 2013, Stream Global Services, Inc. (“we,” “us,” “Stream,” the “Company” or “SGS”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 to Form 10-Q (this “Amendment”) on Form 10-Q/A has been prepared solely for the purpose of filing corrected versions of exhibits 10.2 and 10.3.

This Form 10-Q/A amends only exhibits 10.2 and 10.3. All other items as presented in the Original Filing are unchanged. Except for the foregoing amended information, this Amendment does not amend, update or change any other information presented in the Original Filing. Those sections of the Original Filing that are not addressed by this Amendment are not amended by this filing. This Amendment continues to speak only as of the date of the Original Filing and it has no impact on the Company’s previously reported unaudited financial statements and notes thereto as of March 31, 2013. Furthermore, except to the extent stated herein, we have not updated the information in the Original Filing and this Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in the Original Filing.

In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-Q/A contains new certifications by our principal executive officer and principal financial officer, filed as exhibits hereto.

1

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

2

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

3

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

10.1†

Employment Agreement, dated as of April 22, 2013, by and between Michael Henricks and Stream Global Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 22, 2013 (File No. 001-33739) and incorporated herein by reference).

10.2*†

2013 Management Incentive Plan (MIP) — Corporate SG&A for Managers and Above effective January 1, 2013. (Portions of this exhibit have been omitted pursuant to our request for confidential treatment. Omitted portions filed separately with the SEC).

10.3*†	2013 EVP Global Sales Compensation Plan. (Portions of this exhibit have been omitted pursuant to our request for confidential treatment. Omitted portions filed separately with the SEC).

31.1*	Principal Executive Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Principal Financial and Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
#	Incorporated by reference to the identically numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed with the SEC on May 8, 2013.
†	Management contract or compensatory plans or arrangements required to be filed as an exhibit hereto.
***

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

4