Form 10-K/A
period 2012-12-31
Stream Global Services, Inc.
filed 2013-06-24
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

STREAM GLOBAL SERVICES, INC.

2012 FORM 10-K/A ANNUAL REPORT

i

EXPLANATORY NOTE

On February 26, 2013, Stream Global Services, Inc. (“we,” “us,” “Stream,” the “Company” or “SGS”) filed its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). On April 29, 2013, we filed Amendment No. 1 to the Original Filing (“Amendment No. 1”) and on June 3, 2013 we filed Amendment No. 2 to Amendment No. 1 (“Amendment No. 2”). This Amendment No. 3 to Form 10-K (this “Amendment”) on Form 10-K/A is being filed solely to file unredacted versions of Exhibits 10.2 and 10.4, each of which had previously been filed with portions ommitted pursuant to our request for confidential treatment.

This Form 10-K/A amends only information in Part IV, Item 15. (Exhibits, Financial Statement Schedules). All other items as presented in the Original Filing, as amended by Amendment No. 1 and Amendment No. 2, are unchanged. Except for the foregoing amended information, this Amendment does not amend, update or change any other information presented in the Original Filing, Amendment No. 1 or Amendment No. 2. Those sections of the Original Filing, Amendment No. 1 and Amendment No. 2 that are not addressed  by this Amendment are not amended by this filing.. This Amendment continues to speak only as of the date of the Original Filing and it has no impact on the Company’s previously reported audited financial statements and notes thereto as of December 31, 2012. Furthermore, except to the extent stated herein, we have not updated the information in the Original Filing, Amendment No. 1 or Amendment No. 2, and this Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, Amendment No.1 and Amendment No. 2, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in the Original Filing, Amendment No. 1 and/or Amendment No. 2.

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

10.1	[Intentionally Omitted]

10.2†*	2012 Management Incentive Plan (MIP) — Corporate SG&A for Managers and Above effective January 1, 2012.

10.3	[Intentionally Omitted]

10.4†*	2012 EVP Global Sales Compensation Plan.

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

STREAM GLOBAL SERVICES, INC.

June 24, 2013	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

June 24, 2013	By:	/s/ Michael Henricks
Michael Henricks
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kathryn V. Marinello	Chairman of the Board of Directors, Chief Executive Officer and President	June 24, 2013
Kathryn V. Marinello

/s/ Alfredo I. Ayala	Vice Chairman of the Board of Directors	June 24, 2013
Alfredo I. Ayala

/s/ Barry K. Allen	Director	June 24, 2013
Barry K. Allen

/s/ G. Drew Conway	Director	June 24, 2013
G. Drew Conway

/s/ Matthew Cwiertnia	Director	June 24, 2013
Matthew Cwiertnia

Director
Paul G. Joubert

/s/ David B. Kaplan	Director	June 24, 2013
David B. Kaplan

/s/ Peter Maquera	Director	June 24, 2013
Peter Maquera

Director
R. Davis Noell

/s/ Nathan Walton	Director	June 24, 2013
Nathan Walton