Form 10-Q
period 2013-06-30
Stream Global Services, Inc.
filed 2013-08-05
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 1,000 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of August 2, 2013.

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Unaudited Consolidated Condensed Financial Statements	1
	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	1
	Consolidated Condensed Statements of Operations for the three months ended June 30, 2013 and June 30, 2012 and the six months ended June 30, 2013 and June 30, 2012	2
	Consolidated Condensed Statements of Comprehensive Loss for the three months ended June 30, 2013 and June 30, 2012 and the six months ended June 30, 2013 and June 30, 2012	3
	Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION		32

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	32
SIGNATURES		33

Stream is a registered trademark of Stream Global Services, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.      UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

STREAM GLOBAL SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$14,122	$18,735
Accounts receivable, net	189,030	164,929
Income taxes receivable	2,699	2,282
Deferred income taxes	6,522	8,586
Prepaid expenses and other current assets	14,697	18,140
Total current assets	227,070	212,672
Equipment and fixtures, net	100,735	96,851
Deferred income taxes	3,113	3,483
Goodwill	252,976	226,749
Intangible assets, net	63,571	52,340
Other assets	9,765	11,933
Total assets	$657,230	$604,028
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,494	$16,359
Accrued employee compensation and benefits	70,983	58,035
Other accrued expenses	26,049	20,473
Income taxes payable	1,815	1,115
Current portion of long-term debt	44,756	5,333
Current portion of capital lease obligations	8,647	9,279
Other liabilities	12,035	5,591
Total current liabilities	183,779	116,185
Long-term debt, net of current portion	236,819	240,354
Capital lease obligations, net of current portion	5,877	5,967
Deferred income taxes	16,068	15,673
Other long-term liabilities	22,153	15,953
Total liabilities	464,696	394,132
Contingencies (Note 14)
Stockholders’ equity:
Voting common stock, par value $0.001 per share, 1 share authorized and outstanding	—	—
Additional paid-in-capital	337,287	336,572
Accumulated deficit	(126,309)	(120,031)
Accumulated other comprehensive loss	(18,444)	(6,645)
Total stockholders’ equity	192,534	209,896
Total liabilities and stockholders’ equity	$657,230	$604,028

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$249,154	$197,743	$491,966	$413,283
Direct cost of revenue	149,077	118,662	292,205	242,779
Gross profit	100,077	79,081	199,761	170,504
Operating expenses:
Selling, general and administrative expenses	76,927	64,569	149,017	130,862
Severance, restructuring and other charges, net	4,921	6,648	6,620	9,452
Depreciation and amortization expense	16,443	14,066	31,472	28,673
Total operating expenses	98,291	85,283	187,109	168,987
Income (loss) from operations	1,786	(6,202)	12,652	1,517
Other expenses, net:
Foreign currency loss (gain)	(1,575)	50	(457)	(205)
Interest expense, net	8,845	7,095	16,963	14,664
Total other expenses, net	7,270	7,145	16,506	14,459
Loss before provision for income taxes	(5,484)	(13,347)	(3,854)	(12,942)
Provision for income taxes	1,046	1,119	2,424	2,179
Net loss	$(6,530)	$(14,466)	$(6,278)	$(15,121)

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(6,530)	$(14,466)	$(6,278)	$(15,121)
Other comprehensive income (loss):
Change in unrealized gain (loss) on forward exchange contracts, net of tax	(8,895)	549	(10,191)	3,211
Change in cumulative translation adjustment (1)	(665)	(4,631)	(1,608)	(2,501)
Comprehensive loss	$(16,090)	$(18,548)	$(18,077)	$(14,411)

(1)         During the three and six months ended June 30, 2012, we substantially liquidated our investment in Costa Rica. Accordingly, we reclassified $228 from cumulative translation adjustment to other foreign currency loss in our statement of operations. There were no sales or liquidations of investments in foreign entities during the three or six months ended June 30, 2013.

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net loss	$(6,278)	$(15,121)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,472	28,673
Amortization of bond discount and debt issuance costs	2,901	2,173
Deferred taxes	(51)	516
Loss on impairment or disposal of assets	9	433
Noncash stock compensation	716	1,474
Other noncash adjustments	—	(228)
Changes in operating assets and liabilities:
Accounts receivable	(12,484)	21,146
Income taxes receivable	(480)	394
Prepaid expenses and other current assets	(6,100)	(1,101)
Other assets	39	672
Accounts payable	1,127	1,487
Accrued expenses and other liabilities	11,664	(4,017)
Net cash provided by operating activities	22,535	36,501
Investing Activities:
Acquisition of business	(41,167)	—
Cash acquired from acquisition	4,951	—
Additions to equipment and fixtures	(18,394)	(15,848)
Net cash used in investing activities	(54,610)	(15,848)
Financing Activities:
Net borrowings (payments) on line of credit (Note 10)	2,954	(26,615)
Proceeds from issuance of debt, net	34,711	988
Payments on long-term debt	(1,926)	(369)
Payments of capital lease obligations	(6,427)	(6,270)
Proceeds from capital leases	—	630
Tax payments for withholding on restricted stock	—	(11)
Net cash provided by (used in) financing activities	29,312	(31,647)
Effect of exchange rates on cash and cash equivalents	(1,850)	(1,257)
Net decrease in cash and cash equivalents	(4,613)	(12,251)
Cash and cash equivalents, beginning of period	18,735	23,248
Cash and cash equivalents, end of period	$14,122	$10,997
Supplemental cash flow information:
Cash paid for interest	$14,471	$13,197
Cash paid for income taxes	2,825	3,834
Noncash financing activities:
Capital lease financing	3,695	2,244

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

June 30, 2013

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

Note 2—Basis of Presentation

Our consolidated condensed financial statements as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 include our accounts and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to cash and accounts payable in the consolidated condensed statement of cash flows for the six months ended June 30, 2012. The effect of the reclassification increased net cash provided by operating activities by $1,181 for the six months ended June 30, 2012. We have also reclassified $204 from other accrued expenses to other current liabilities for the year ended December 31, 2012.

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

We have evaluated subsequent events through the date these financial statements were issued. There were no subsequent events which required recognition or disclosure in the consolidated condensed financial statements.

Note 3—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013, or for any other interim period or future year.

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

We account for derivative financial instruments utilizing the authoritative guidance in ASC 815, Derivatives and Hedging. We generally utilize forward contracts expiring within one to eighteen months to reduce our foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies. Upon proper designation, certain of these contracts are accounted for as cash-flow hedges, as defined by the authoritative guidance. These contracts are entered into to protect against the risk that the value of the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. In using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to counterparty credit risk. We do not believe that we are exposed to a concentration of credit risk with our derivative financial instruments as the counterparties are well established institutions and counterparty credit risk information is monitored on an ongoing basis.

Unrealized gains and losses on all derivatives, including foreign currency forward contracts, are recognized in “Other current assets”, “Other current liabilities”, “Other assets, long term”, or Other long-term liabilities” on the balance sheet at fair value. Fair values for our derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions. On the date the derivative contract is entered into, we determine whether the derivative contract should be designated as a cash flow hedge. Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in “Accumulated other comprehensive loss,” until the forecasted underlying transactions occur. To date we have not experienced any hedge ineffectiveness of our cash flow hedges that we intended to be effective. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Direct cost of revenue.” Cash flows from the derivative contracts are classified within “Cash flows from operating activities.” Ineffectiveness is measured based on the change in fair value of the forward contracts and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis (as required), whether the derivatives that are used in cash flow hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a cash flow hedge or that it has ceased to be a highly effective hedge or if a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting prospectively. At June 30, 2013, all hedges were determined to be highly effective, except for certain hedges where we elect not to apply hedge accounting as defined by the authoritative guidance.

Our hedging program has been effective in all periods presented and the amount of hedge ineffectiveness has not been material.

As of June 30, 2013, we had the following open foreign currency contracts:

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)
Canadian Dollar	$49,568	$(1,681)
Philippine Peso	183,212	(5,340)
Indian Rupee	12,643	(441)
Euro	3,934	(28)
British Pound	13,860	214
	$263,217	$(7,276)

The table below summarizes the carrying values of derivative instruments as of June 30, 2013 and December 31, 2012:

	Carrying Values of Derivative Instruments as of June 30, 2013
	Fair Value – Assets	Fair Value – (Liabilities)	Derivative Net Carrying Value
Total derivatives designated as hedging instruments (1)	$20	$(6,935)	$(6,915)
Total derivatives not designated as hedging instruments (1)	239	(600)	(361)
Total derivatives	$259	$(7,535)	$(7,276)

	Carrying Values of Derivative Instruments as of December 31, 2012
	Fair Value – Assets	Fair Value – (Liabilities)	Derivative Net Carrying Value
Total derivatives designated as hedging instruments (1)	$3,623	$(65)	$3,558
Total derivatives not designated as hedging instruments (1)	382	(138)	244
Total derivatives	$4,005	$(203)	$3,802

(1)         Assets are included in “Other current assets” or “Other assets, long term” and liabilities are included in “Other current liabilities” or “Other long-term liabilities” on the accompanying consolidated balance sheets.

As of June 30, 2013 and December 31, 2012, $5,795 of unrealized losses and $3,555 of unrealized gains, respectively, may be reclassified from other comprehensive income (loss) to earnings within the next 12 months based on current foreign exchange rates. As of June 30, 2013 and December 31, 2012, included in other current assets is $2 and $586, respectively, of fair market value of derivatives designated as cash flow hedges that were acquired from a commercial bank in which one of our financial sponsors owns a non-controlling interest.

The following table presents the impact of derivative instruments on the consolidated condensed statements of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives designated as hedging instruments	$172	$(365)	$(1,006)	$(338)
Derivatives not designated as hedging instruments	1,528	(1,112)	1,628	894
Total	$1,700	$(1,477)	$622	$556

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

	June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Forward exchange contracts	$(7,276)	$—	$(7,276)	$—
Total	$(7,276)	$—	$(7,276)	$—

	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Forward exchange contracts	$3,802	$—	$3,802	$—
Total	$3,802	$—	$3,802	$—

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

At June 30, 2013, the fair value of our long term debt was $234,600. The fair value of our long term debt is determined from financial market quotations.

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

Note 4—Acquisition

On February 25, 2013, we completed our acquisition of all of the outstanding share capital of LBM Holdings Limited and the interests in its two subsidiaries, LBM Holdings (UK) Limited and LBM Direct Marketing Limited (collectively, “LBM”), for a purchase price of approximately $41,167.  LBM is a United Kingdom-based BPO provider servicing large, multinational companies primarily in the UK marketplace. LBM provides a range of revenue generation services and capabilities for utilities, telecommunications and financial services companies in Europe. LBM has approximately 2,500 employees across 6 locations in England and Northern Ireland. We have included the financial results of the business combination in our consolidated results of operations beginning on the acquisition date, however the impact of the acquisition was not material to our consolidated condensed financial statements.

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

	Preliminary Amounts As Reported March 31, 2013	Adjustments Recorded	Final Purchase Price Allocation
Current assets	$17,903	$(91)	$17,812
Property and equipment	6,465	401	6,866
Goodwill	26,258	(31)	26,227
Intangible assets	18,614	—	18,614
Total assets acquired	69,240	279	69,519
Current liabilities	19,116	216	19,332
Other liabilities	8,957	63	9,020
Total liabilities	28,073	279	28,352
Allocated purchase price	$41,167	$—	$41,167

Intangible assets acquired and the related amortization periods are as follows:

	Estimated useful life	Gross cost
Customer relationships	7 years	$11,973
Non-compete agreements	2 years	2,817
Trade names	4 years	704
Other	3 years	3,120
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

The following is a roll-forward of goodwill as of June 30, 2013:

Balance at December 31, 2012	$226,749
Acquisition of LBM	26,227
Balance at June 30, 2013	$252,976

Intangible Assets

We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows that the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in the statement of operations is the amount by which the carrying value of the assets exceeds their fair value, determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. There were no impairments recorded during the three months ended June 30, 2013.

Intangible assets at June 30, 2013 consisted of the following:

	Estimated useful life	Weighted average remaining life	Gross cost	Accumulated amortization	Net
Customer relationships	Up to 10 years	2.3	$110,722	$69,313	$41,409
Technology-based intangible assets	3 to 5 years	1.8	5,271	2,152	3,119
Non-compete agreements	2 years	1.4	2,817	520	2,297
Trade names	4 years	2.4	801	155	646
Trade names - indefinite	Indefinite	Indefinite	16,100	—	16,100
			$135,711	$72,140	$63,571

Future amortization expense of our intangible assets for the next five years and thereafter is expected to be as follows:

	Remainder of 2013	2014	2015	2016	2017	2018	Thereafter
Amortization	$8,005	$12,241	$9,023	$6,763	$5,450	$4,610	$1,379

Note 6—Severance, Restructuring and Other Charges, Net

During the three and six months ended June 30, 2013, we recorded a net expense of $4,921 and $6,620, respectively, primarily related to salary continuation related to reductions in workforce, management’s decision to exit locations and eliminate unprofitable programs and expenses related to the integration of LBM.

During the three and six months ended June 30, 2012, we recorded a net expense of $6,648 and $9,452, respectively, primarily related to salary continuation related to reductions in workforce, legal expenses related to our privatization transaction and the closure of a call center.

Severance, restructuring and other charges, net, consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Severance	$1,716	$1,337	$2,395	$3,793
Lease exit charges, net	1,409	2,723	1,455	3,071
Transaction related expenses	1,796	2,588	2,770	2,588
Severance, restructuring and other charges, net	$4,921	$6,648	$6,620	$9,452

The activity in the Company’s restructuring and other liabilities, which are included in liabilities, is as follows:

	Reduction in work-force and severance	Closure of call centers	Transaction related expense	Total
Balance at December 31, 2012	$1,042	$1,810	$470	$3,322
Expense	2,395	1,455	2,770	6,620
Cash Paid	(2,360)	(1,393)	(2,658)	(6,411)
Balance at June 30, 2013	$1,077	$1,872	$582	$3,531

Note 7—Equipment and Fixtures, Net

Equipment and fixtures, net, consist of the following:

	June 30, 2013	December 31, 2012
Furniture and fixtures	$21,263	$17,696
Building improvements	70,614	66,369
Computer equipment	74,075	70,238
Software	49,265	40,460
Telecom and other equipment	56,691	55,418
Equipment and fixtures not yet placed in service	5,493	1,380
	$277,401	$251,561
Less: accumulated depreciation	(176,666)	(154,710)
	$100,735	$96,851

Note 8—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following:

	June 30, 2013	December 31, 2012
Compensation related amounts	$39,000	$28,386
Vacation liabilities	17,171	14,176
Medical and dental liabilities	2,094	2,078
Employer taxes	2,769	2,098
Statutory retirement plans	9,709	10,860
Other benefit related liabilities	240	437
	$70,983	$58,035

Note 9—Other Accrued Expenses and Other Liabilities

Other accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
Professional fees	$3,736	$3,560
Accrued interest	7,196	6,226
Occupancy expense	2,331	2,108
Technology expense	1,783	1,841
Value added and sales tax	2,312	1,547
Other accrued expenses	8,691	5,191
	$26,049	$20,473

Other current liabilities consist of the following:

	June 30, 2013	December 31, 2012
Lease exit liability	$1,786	$1,704
Deferred revenue	1,222	1,512
Market lease reserves	529	946
Forward exchange contracts	6,412	204
Other	2,086	1,225
Total other current liabilities	$12,035	$5,591

Other long-term liabilities consist of the following:

	June 30, 2013	December 31, 2012
Deferred rent	$4,362	$4,415
Accrued income taxes	11,054	11,143
Market lease reserves	125	61
Asset retirement obligation	3,573	—
Forward exchange contracts	1,124	—
Other	1,915	334
Total other long-term liabilities	$22,153	$15,953

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

In addition, we and certain of our subsidiaries (collectively, the “Borrowers”) entered into a credit agreement, dated as of October 1, 2009, as amended by the First Amendment to Credit Agreement dated June 3, 2011, the Second Amendment to Credit Agreement dated November 1, 2011 and the Third Amendment to Credit Agreement dated December 27, 2012 (as amended, the “Credit Agreement”), with Wells Fargo Capital Finance, LLC, as agent and co-arranger, and Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders, providing for revolving credit financing (the “ABL Facility”) of up to $125 million, including a $20 million sub-limit for letters of credit. The ABL Facility has a term of five years effective from the date of the Third Amendment to Credit Agreement or 120 days prior to the maturity of our Notes (including any refinancing or extension of the Notes), whichever is less, at an interest rate of Wells Fargo’s base rate plus 150 basis points or LIBOR plus 250 basis points at our discretion. We capitalized fees of $8,966 and $5,642 associated with the Notes and the Credit Agreement, respectively, at the inception of these agreements and subsequent amendments that are being amortized over their respective lives. We amortized $1,073 and $1,997 of such capitalized fees into expense for the three and six months ended June 30, 2013.

The ABL facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $25 million. As of June 30, 2013, we had $80,402 available under the ABL Facility. We made draws on the ABL Facility of $155,548 and $134,900 for the six months ended June 30, 2013 and 2012, respectively, and payments on the ABL Facility of $152,595 and $161,516 for the six months ended June 30, 2013 and 2012, respectively. We are in compliance with the financial covenant in the Credit Agreement as of June 30, 2013. Substantially all of the assets of Stream excluding intangible assets secure the Notes and the ABL Facility. See Note 16 for Guarantor Financial Information.

Long-term borrowings consist of the following:

	June 30, 2013	December 31, 2012
Revolving line of credit	$37,634	$34,680
11.25% Senior Secured Notes	230,000	200,000
Other	16,333	14,904
	283,967	249,584
Less: current portion	(44,756)	(5,333)
Less: discount on notes payable	(2,392)	(3,897)
Long-term debt	$236,819	$240,354

Minimum principal payments on long-term debt subsequent to June 30, 2013 are as follows:

Total
2013	$3,030
2014	273,983
2015	4,911
2016	981
2017	1,062
Total	$283,967

We had Letters of Credit in the aggregate outstanding amounts of zero and $3,245 at June 30, 2013 and December 31, 2012, respectively.

We had $308 and $380 of restricted cash as of June 30, 2013 and December 31, 2012, respectively.

Note 11—Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss as of June 30, 2013:

	Unrealized gain on forward exchange contracts, net of tax	Cumulative translation adjustment	Accumulated other comprehensive loss
Beginning balance December 31, 2012	$3,283	$(9,928)	$(6,645)
Current period other comprehensive loss	(10,191)	(1,608)	(11,799)
Ending balance June 30, 2013	$(6,908)	$(11,536)	$(18,444)

The following table summarizes activity in other comprehensive income (loss) related to forward exchange contracts held by the Company during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Change in fair value of forward exchange contracts, net of tax	$(9,423)	$613	$(11,077)	$1,897
Amount reclassified to direct cost of revenue	528	(64)	886	1,314
Change in unrecognized gains/losses on forward exchange contracts	$(8,895)	$549	$(10,191)	$3,211

Note 12—Income Taxes

The domestic and foreign source component of income (loss) before taxes is as follows:

	Six months ended June 30, 2013	Six months ended June 30, 2012
Total US	$(16,958)	$(19,834)
Total Foreign	13,104	6,892
Total	$(3,854)	$(12,942)

The provisions for income taxes for the six months ended June 30, 2013 and 2012 relate primarily to the foreign source component of income (loss) before tax. Our operations in countries outside the United States are generally taxed at lower statutory rates and also benefit from tax holidays.

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

The Italy Revenue Agency Enactment No. 140973 provides a refund claim in the event of non-deduction of employee and quasi-employee costs.  This refund claim applied to tax years 2007 through 2011.  We recorded a benefit of $1,020 related to this refund in the six months ended June 30, 2013.

As of June 30, 2013 and December 31, 2012, the liability for unrecognized tax benefits (including interest and penalties) was $11,261 and $11,222, respectively, and was recorded within other long term liabilities in our consolidated financial statements. Included in these amounts is $1,599 for both the six months ended June 30, 2013 and for the year ended December 31, 2012 of un-benefitted tax losses, which would be realized if the related uncertain tax positions were settled. As of January 1, 2013, we had reserved $2,633 for accrued interest and penalties, which increased to $2,736 as of June 30, 2013. We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. The total amount of net unrealized tax benefits that would affect income tax expense, if ever recognized in our consolidated financial statements, is $9,662. This amount includes interest and penalties of $2,736. We estimate that within the next 12 months, our unrecognized tax benefits, and interest and penalties, could decrease as a result of settlements with taxing authorities or the expiration of the statute of limitations by $4,807.

Note 13—Stock Options

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) was terminated on April 27, 2012. The 2008 Plan provided for the grant of incentive and nonqualified stock options. The 2008 Plan had authorized grants of up to 10,000 shares of common stock at an exercise price of not less than 100% of the fair value of the common stock at the date of grant. The 2008 Plan provided that the options shall have terms not to exceed ten years from the grant date. During the six months ended June 30, 2012, we granted options to purchase 185 shares of our common stock to our employees that were subsequently terminated.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the six months ended June 30, 2012 under the 2008 Plan:

Six months ended June 30, 2012
Option term (years)	6.380
Volatility	71.89%
Risk-free interest rate	1.14 — 1.43%
Dividend yield	0%
Weighted-average grant date fair value per option granted	$1.73

During the six months ended June 30, 2012, 1,471 stock option grants under the 2008 Plan were vested, zero were exercised, and 5,623 were forfeited.

At June 30, 2013, no stock options were outstanding under the 2008 Plan. There are no shares outstanding, vested, or expected to vest (including forfeiture adjusted unvested shares) as the plan was cancelled.

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

The following assumptions were used for the option grants in the six months ended June 30, 2013 under the 2012 Plan:

Six months ended June 30, 2013
Option term (years)	5.00
Volatility	44.35%
Risk-free interest rate	0.88%
Dividend yield	0%
Weighted-average grant date fair value per option granted	$70.87

The option term was calculated under the simplified method for all option grants issued during the six months ended June 30, 2013. The volatility assumptions were based on a weighted average of the historical volatilities for the Company and its peer group. The risk-free interest rate assumptions were based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term in options.

During the six months ended June 30, 2013, 20 stock option grants under the 2012 Plan were vested, zero were exercised, and 3.4 were forfeited.

Stock options issued under the 2012 Plan during the six months ended June 30, 2013 were as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2012	74.3	$425.00	—	6.82
Granted	0.8	425.00	$70.87
Exercised	—	—
Forfeited	3.4	425.00
Outstanding at June 30, 2013	71.7	$425.00		6.26

At June 30, 2013, we had stock options to purchase 20 shares that were exercisable. The weighted average exercise price of options currently exercisable is $425.00 at June 30, 2013. The weighted average remaining contractual term of options currently exercisable is 6.08 years at June 30, 2013. The total fair value of options vested during the six months ended June 30, 2013 was $120. There are 55 shares outstanding, vested, and expected to vest (including forfeiture adjusted unvested shares) with a weighted average exercise price of $425.00 and a weighted average remaining contractual term of 6.24 years.

For the three months ended June 30, 2013, we recognized stock compensation expense of $314 within selling, general and administrative expenses.

For the six months ended June 30, 2013, we recognized stock compensation expense of $716 within selling, general and administrative expenses.

As of June 30, 2013, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of the shares of exercisable stock at June 30, 2013 was zero.

As of June 30, 2013, there was $1,659 of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the 2012 Plan.

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

The following table presents geographic information regarding our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Americas
United States	$54,323	$45,313	$110,883	$94,284
Philippines	53,081	47,184	109,511	99,364
Canada	26,826	26,288	55,225	55,654
Others	31,671	27,951	63,493	56,132
Total Americas	165,901	146,736	339,112	305,434
EMEA
Great Britain	28,376	—	38,675	—
Others	54,877	51,007	114,179	107,849
Total EMEA	83,253	51,007	152,854	107,849
	$249,154	$197,743	$491,966	$413,283

	June 30, 2013	December 31, 2012
Total assets:
Americas	$518,643	$536,149
EMEA	138,587	67,879
	$657,230	$604,028

We derive significant revenues from two clients. At June 30, 2013, two of our largest clients by revenue are global technology companies. The percentage of revenue for clients exceeding 10% of revenue in the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Microsoft	12%	8%	13%	9%
Dell	7%	10%	7%	10%

Related accounts receivable from these two clients were 6% and 9%, respectively, of our total accounts receivable at June 30, 2013 and 5% and 13%, respectively, of our total accounts receivable at June 30, 2012.

Note 16—Guarantor Financial Information

The Notes are guaranteed by the Company, along with certain of our wholly owned subsidiaries. Such guaranties are full, unconditional and joint and several. Condensed consolidating financial information related to the Company, our guarantor subsidiaries and our non-guarantor subsidiaries as of and for the three and six months ended June 30, 2013 and 2012 are reflected below:

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue	$—	$107,839	$145,340	$(4,025)	$249,154
Direct cost of revenue:
Customers	—	60,646	88,431	—	149,077
Intercompany	—	3,390	635	(4,025)	—
	—	64,036	89,066	(4,025)	149,077
Gross profit	—	43,803	56,274	—	100,077
Operating expenses	353	46,914	51,024	—	98,291
Non-operating expenses (income)	8,802	(2,532)	1,000	—	7,270
Equity in earnings of subsidiaries	(2,625)	—	—	2,625	—
Income (loss) before income taxes	(6,530)	(579)	4,250	(2,625)	(5,484)
Provision for income taxes	—	471	575	—	1,046
Net income (loss)	$(6,530)	$(1,050)	$3,675	$(2,625)	$(6,530)

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue	$—	$225,315	$274,641	$(7,990)	$491,966
Direct cost of revenue:
Customers	—	123,464	168,741	—	292,205
Intercompany	—	6,738	1,252	(7,990)	—
	—	130,202	169,993	(7,990)	292,205
Gross profit	—	95,113	104,648	—	199,761
Operating expenses	789	94,265	92,055	—	187,109
Non-operating expenses (income)	17,138	(4,161)	3,529	—	16,506
Equity in earnings of subsidiaries	(11,655)	—	—	11,655	—
Income (loss) before income taxes	(6,272)	5,009	9,064	(11,655)	(3,854)
Provision for income taxes	6	1,277	1,141	—	2,424
Net income (loss)	$(6,278)	$3,732	$7,923	$(11,655)	$(6,278)

Condensed Consolidating Statement of Operations

For the three months ended June 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue	$—	$167,474	$119,444	$(89,175)	$197,743
Direct cost of revenue:
Customers	—	52,693	65,969	—	118,662
Intercompany	—	81,840	7,335	(89,175)	—
	—	134,533	73,304	(89,175)	118,662
Gross profit	—	32,941	46,140	—	79,081
Operating expenses	945	44,506	39,832	—	85,283
Non-operating expenses (income)	7,823	(2,500)	1,822	—	7,145
Equity in earnings of subsidiaries	5,698	—	—	(5,698)	—
Income (loss) before income taxes	(14,466)	(9,065)	4,486	5,698	(13,347)
Provision (benefit) for income taxes	—	(170)	1,289	—	1,119
Net income (loss)	$(14,466)	$(8,895)	$3,197	$5,698	$(14,466)

Condensed Consolidating Statement of Operations

For the six months ended June 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue	$—	$375,056	$240,334	$(202,107)	$413,283
Direct cost of revenue:
Customers	—	108,483	134,296	—	242,779
Intercompany	—	184,317	17,790	(202,107)	—
	—	292,800	152,086	(202,107)	242,779
Gross profit	—	82,256	88,248	—	170,504
Operating expenses	1,618	87,610	79,759	—	168,987
Non-operating expenses (income)	15,361	(4,276)	3,374	—	14,459
Equity in earnings of subsidiaries	(1,858)	—	—	1,858	—
Income (loss) before income taxes	(15,121)	(1,078)	5,115	(1,858)	(12,942)
Provision (benefit) for income taxes	—	(1,777)	3,956	—	2,179
Net income (loss)	$(15,121)	$699	$1,159	$(1,858)	$(15,121)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended June 30, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$(6,530)	$(1,050)	$3,675	$(2,625)	$(6,530)
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	(8,895)	(1,721)	(7,174)	8,895	(8,895)
Change in cumulative translation adjustment	(665)	194	(859)	665	(665)
Comprehensive income (loss)	$(16,090)	$(2,577)	$(4,358)	$6,935	$(16,090)

Condensed Consolidating Statement of Comprehensive Income

For the six months ended June 30, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$(6,278)	$3,732	$7,923	$(11,655)	$(6,278)
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	(10,191)	(2,572)	(7,619)	10,191	(10,191)
Change in cumulative translation adjustment	(1,608)	(517)	(1,091)	1,608	(1,608)
Comprehensive income (loss)	$(18,077)	$643	$(787)	$144	$(18,077)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended June 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$(14,466)	$(8,895)	$3,197	$5,698	$(14,466)
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	549	(836)	1,385	(549)	549
Change in cumulative translation adjustment	(4,631)	(2,559)	(2,072)	4,631	(4,631)
Comprehensive income (loss)	$(18,548)	$(12,290)	$2,510	$9,780	$(18,548)

Condensed Consolidating Statement of Comprehensive Income

For the six months ended June 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$(15,121)	$699	$1,159	$(1,858)	$(15,121)
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	3,211	593	2,618	(3,211)	3,211
Change in cumulative translation adjustment	(2,501)	(1,565)	(936)	2,501	(2,501)
Comprehensive income (loss)	$(14,411)	$(273)	$2,841	$(2,568)	$(14,411)

Condensed Consolidating Balance Sheet

As of June 30, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$5,067	$9,049	$—	$14,122
Accounts receivable, net	—	151,821	37,209	—	189,030
Intercompany receivable	32,239	—	102,952	(135,191)	—
Other current assets	4,350	11,199	8,369	—	23,918
Total current assets	36,595	168,087	157,579	(135,191)	227,070
Equipment and fixtures, net and other assets	722	50,659	62,232	—	113,613
Investment in subsidiaries	450,029	134,288	17	(584,334)	—
Intercompany receivable	—	133,622	—	(133,622)	—
Goodwill and intangible assets, net	—	164,949	151,598	—	316,547
Total assets	$487,346	$651,605	$371,426	$(853,147)	$657,230
Liabilities and Stockholders’ Equity
Accounts payable	$—	$9,809	$9,685	$—	$19,494
Accrued employee compensation and benefits	—	22,665	48,318	—	70,983
Other accrued expenses	6,704	5,904	13,441	—	26,049
Other current liabilities	37,558	12,610	17,085	—	67,253
Intercompany payable	—	124,657	10,534	(135,191)	—
Total current liabilities	44,262	175,645	99,063	(135,191)	183,779
Intercompany notes payable	22,942	—	110,680	(133,622)	—
Long-term liabilities	227,608	31,455	21,854	—	280,917
Total shareholders’ equity (deficit)	192,534	444,505	139,829	(584,334)	192,534
Total liabilities and stockholders’ equity	$487,346	$651,605	$371,426	$(853,147)	$657,230

Condensed Consolidating Balance Sheet

As of December 31, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$9,975	$8,754	$—	$18,735
Accounts receivable, net	—	146,078	18,851	—	164,929
Intercompany receivable	32,239	—	88,776	(121,015)	—
Other current assets	3,587	14,878	10,543	—	29,008
Total current assets	35,832	170,931	126,924	(121,015)	212,672
Equipment and fixtures, net and other assets	2,254	48,019	61,994	—	112,267
Investment in subsidiaries	450,175	74,783	17	(524,975)	—
Intercompany receivable	—	114,480	—	(114,480)	—
Goodwill and intangible assets, net	—	169,792	109,297	—	279,089
Total assets	$488,261	$578,005	$298,232	$(760,470)	$604,028
Liabilities and Stockholders’ Equity
Accounts payable	$—	$7,485	$8,874	$—	$16,359
Accrued employee compensation and benefits	—	18,467	39,568	—	58,035
Other accrued expenses	5,947	5,876	8,650	—	20,473
Other current liabilities	—	11,683	9,635	—	21,318
Intercompany payable	—	118,041	2,974	(121,015)	—
Total current liabilities	5,947	161,552	69,701	(121,015)	116,185
Intercompany notes payable	41,634	—	72,846	(114,480)	—
Long-term liabilities	230,784	31,915	15,248	—	277,947
Total shareholders’ equity (deficit)	209,896	384,538	140,437	(524,975)	209,896
Total liabilities and stockholders’ equity	$488,261	$578,005	$298,232	$(760,470)	$604,028

Condensed Statements of Cash Flows

For the six months ended June 30, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(14,862)	$22,433	$14,964	$—	$22,535
Cash flows from investing activities:
Net intercompany receivables	—	(19,142)	(14,175)	33,317	—
Acquisition of business	—	—	(41,167)	—	(41,167)
Cash acquired from acquisition	—	—	4,951	—	4,951
Additions to equipment and fixtures	—	(12,987)	(5,407)	—	(18,394)
Net cash used in investing activities	—	(32,129)	(55,798)	33,317	(54,610)
Cash flows from financing activities:
Net borrowings on line of credit	2,954	—	—	—	2,954
Net borrowings (repayments) on long term debt	30,600	2,831	(646)	—	32,785
Net repayments on capital leases	—	(4,573)	(1,854)	—	(6,427)
Net intercompany payables	(18,692)	6,615	45,394	(33,317)	—
Net cash provided by (used in) financing activities	14,862	4,873	42,894	(33,317)	29,312
Effect of exchange rates on cash and cash equivalents	—	(86)	(1,764)	—	(1,850)
Net increase (decrease) in cash and cash equivalents	—	(4,909)	296	—	(4,613)
Cash and cash equivalents, beginning of period	6	9,976	8,753	—	18,735
Cash and cash equivalents, end of period	$6	$5,067	$9,049	$—	$14,122

Condensed Statements of Cash Flows

For the six months ended June 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(13,378)	$28,164	$21,715	$—	$36,501
Cash flows from investing activities:
Net intercompany receivables	(75)	(47,011)	(22,443)	69,529	—
Investment in subsidiaries	—	(100)	—	100	—
Additions to equipment and fixtures	—	(8,082)	(7,766)	—	(15,848)
Net cash used in investing activities	(75)	(55,193)	(30,209)	69,629	(15,848)
Cash flows from financing activities:
Net repayments on line of credit	(26,615)	—	—	—	(26,615)
Net borrowings (repayments) on long term debt	—	765	(146)	—	619
Net repayments on capital leases	—	(4,358)	(1,282)	—	(5,640)
Investment from parent	—	—	100	(100)	—
Net intercompany payables	40,079	22,121	7,329	(69,529)	—
Tax payments for withholding on restricted stock	(11)	—	—	—	(11)
Net cash provided by (used in) financing activities	13,453	18,528	6,001	(69,629)	(31,647)
Effect of exchange rates on cash and cash equivalents	—	122	(1,379)	—	(1,257)
Net decrease in cash and cash equivalents	—	(8,379)	(3,872)	—	(12,251)
Cash and cash equivalents, beginning of period	6	11,143	12,099	—	23,248
Cash and cash equivalents, end of period	$6	$2,764	$8,227	$—	$10,997

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

As of June 30, 2013 and 2012, we maintained a full valuation allowance against our deferred tax assets in certain countries including the United States. We currently do not have sustained profitability sufficient to support a conclusion that a valuation allowance is not required in these jurisdictions.

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

Results of Operations

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Revenue. Revenues increased $51.5 million, or 26.0%, to $249.2 million for the three months ended June 30, 2013, compared to $197.7 million for the three months ended June 30, 2012. The increase is primarily attributable to the acquisition of LBM and increased volume with existing customers.

Revenues for services performed in our offshore service centers in the Philippines, India, El Salvador, the Dominican Republic, China, Nicaragua, Tunisia and Egypt increased $10.6 million, or 11.8%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012 due to higher client volumes. Revenues in our offshore service centers represented 40.5% of consolidated revenues for the three months ended June 30, 2013, compared to 45.6% in the same period in 2012. Revenues for services performed in our United States and Canadian service centers increased $9.5 million, or 13.3%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012 due to higher client volume. Revenues for services performed in European service centers increased $31.2 million, or 86.9%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. This increase is primarily attributable to the acquisition of LBM and increased client volumes.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $30.4 million, or 25.6%, to $149.1 million for the three months ended June 30, 2013, compared to $118.7 million for the three months ended June 30, 2012. The increase is primarily attributable to the acquisition of LBM and increased client volume.

Gross Profit. Gross profit increased $21.0 million, or 26.5%, to $100.1 million for the three months ended June 30, 2013 from $79.1 million for the three months ended June 30, 2012. Gross profit as a percentage of revenue was 40.2% and 40.0% for the three months ended June 30, 2013 and 2012, respectively.

Operating Expenses. Operating expenses consists of selling, general and administrative expense, severance, restructuring and other charges, net and depreciation and amortization expense. Operating expenses increased $13.0 million, or 15.3%, to $98.3 million for the three months ended June 30, 2013, compared to $85.3 million for the three months ended June 30, 2012. Operating expenses as a percentage of revenues was 39.4% for the three months ended June 30, 2013 compared to 43.1% for the three months ended June 30, 2012.

Selling, general and administrative expense increased 19.1%, from $64.6 million for the three months ended June 30, 2012 to $76.9 million for the three months ended June 30, 2013. Selling, general and administrative expense as a percentage of revenue was 30.9% and 32.7% for the three months ended June 30, 2013 and 2012, respectively.  The increase in selling, general and administrative expenses in 2013 compared to 2012 is primarily due to the addition of the LBM business, a larger number of operations support personnel, and the opening of new service centers.

Severance, restructuring and other charges were $4.9 million and $6.6 million for the three months ended June 30, 2013 and 2012, respectively. The charge in 2013 primarily relates to salary continuation expense of approximately $1.7 million related to non-agent severance, $1.4 million related to management’s decision to exit locations and eliminate unprofitable programs, and approximately $1.8 million primarily related to the integration of LBM. The charge in 2012 primarily relates to salary continuation expense of approximately $1.3 million related to non-agent severance and $2.7 million related to management’s decision to exit locations and eliminate unprofitable programs, and approximately $2.6 million of expenses related to our going private transaction in April 2012.

Depreciation and amortization expense was $16.4 million and $14.1 million for the three months ended June 30, 2013 and 2012, respectively. The increase in depreciation and amortization is primarily related to assets acquired from LBM during the first quarter of 2013.

Other Expenses, Net. Other expenses, net include interest expense and foreign currency gains and losses. Other expenses, net increased $0.2 million, or 1.7%, to $7.3 million for the three months ended June 30, 2013, compared to $7.1 million for the three months ended June 30, 2012.

Interest expense was $8.8 million and $7.1 million for the three months ended June 30, 2013 and 2012, respectively. This increase is primarily due to borrowings to fund our acquisition of LBM.

Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the three months ended June 30, 2013, we recorded a foreign currency gain of $1.6 million versus a loss of $0.1 million for the comparable period in the prior year.

Provision for Income Taxes. Income taxes were $1.0 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively. Foreign tax expense, where we generally have taxable income, was $1.0 million for both the three months ended June 30, 2013 and 2012. We operate in a number of countries outside the United States where we are generally taxed at lower statutory rates than the United States and also benefit from tax holidays in some foreign locations.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Revenue. Revenues increased $78.7 million, or 19.0%, to $492.0 million for the six months ended June 30, 2013, compared to $413.3 million for the six months ended June 30, 2012. The increase is primarily attributable to the acquisition of LBM and increased volume with existing customers.

Revenues for services performed in our offshore service centers in the Philippines, India, El Salvador, the Dominican Republic, China, Nicaragua, Tunisia and Egypt increased $20.5 million, or 11.0%, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012 due to higher client volumes. Revenues in our offshore service centers represented 42.0% of consolidated revenues for the six months ended June 30, 2013, compared to 45.1% in the same period in 2012. Revenues for services performed in our United States and Canadian service centers increased $16.2 million, or 10.8%, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012 due to higher client volumes. Revenues for services performed in European service centers increased $42.0 million, or 54.5%, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. This increase is primarily attributable to the acquisition of LBM and increased client volumes.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $49.4 million, or 20.4%, to $292.2 million for the six months ended June 30, 2013, compared to $242.8 million for the six months ended June 30, 2012. The increase is primarily attributable to the acquisition of LBM and increased client volume.

Gross Profit. Gross profit increased $29.3 million, or 17.2%, to $199.8 million for the six months ended June 30, 2013 from $170.5 million for the six months ended June 30, 2012. Gross profit as a percentage of revenue was 40.6% and 41.3% for the six months ended June 30, 2013 and 2012, respectively.

Operating Expenses. Operating expenses consists of selling, general and administrative expense, severance, restructuring and other charges, net and depreciation and amortization expense. Operating expenses increased $18.1 million, or 10.7%, to $187.1 million for the six months ended June 30, 2013, compared to $169.0 million for the six months ended June 30, 2012. Operating expenses as a percentage of revenues was 38.0% for the six months ended June 30, 2013 compared to 40.9% for the six months ended June 30, 2012.

Selling, general and administrative expense increased 13.9%, from $130.9 million for the six months ended June 30, 2012 to $149.0 million for the six months ended June 30, 2013. Selling, general and administrative expense as a percentage of revenue was 30.3% and 31.7% for the six months ended June 30, 2013 and 2012, respectively.  The increase in selling, general and administrative expenses in 2013 compared to 2012 is primarily due to the addition of the LBM business, a larger number of operations support personnel, and the opening of new service centers.

Severance, restructuring and other charges were $6.6 million and $9.5 million for the six months ended June 30, 2013 and 2012, respectively. The charge in 2013 primarily relates to salary continuation expense of approximately $2.4 million related to non-agent severance, $1.5 million related to management’s decision to exit locations and eliminate unprofitable programs, and approximately $2.8 million primarily related to the acquisition and integration of LBM. The charge in 2012 primarily relates to salary continuation expense of approximately $3.8 million related to non-agent severance and $3.1 million related to management’s decision to exit locations and eliminate unprofitable programs, and approximately $2.6 million of expenses related to our going private transaction in April 2012.

Depreciation and amortization expense was $31.5 million and $28.7 million for the six months ended June 30, 2013 and 2012, respectively. The increase in depreciation and amortization is primarily related to assets acquired from LBM during the six months ended June 30, 2013.

Other Expenses, Net. Other expenses, net include interest expense and foreign currency gains and losses. Other expenses, net increased $2.0 million, or 14.2%, to $16.5 million for the six months ended June 30, 2013, compared to $14.5 million for the six months ended June 30, 2012.

Interest expense was $17.0 million and $14.7 million for the six months ended June 30, 2013 and 2012, respectively. The increase is primarily due to borrowings to fund our acquisition of LBM.

Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the six months ended June 30, 2013, we recorded a foreign currency gain of $0.5 million versus $0.2 million for the comparable period in the prior year.

Provision for Income Taxes. Income taxes were $2.4 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively. Foreign tax expense, where we generally have taxable income, was $2.0 million for both the six months ended June 30, 2013 and 2012. In the United States, we recorded a tax expense of $0.4 million and $0.3 million primarily due to tax on other comprehensive loss and state non-income based tax for the six months ended June 30, 2013 and 2012, respectively. We operate in a number of countries outside the United States where we are generally taxed at lower statutory rates than the United States and also benefit from tax holidays in some foreign locations. The Italy Revenue Agency Enactment No. 140973 provides a refund claim in the event of non-deduction of employee and quasi-employee costs.  This refund claim applied to tax years 2007 through 2011.  We recorded a benefit of $1.0 million related to this refund in the six months ended June 30, 2013.

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

We made capital expenditures (including amounts financed under capital leases) of $22.0 million in the six months ended June 30, 2013 as compared to $18.1 million for the six months ended June 30, 2012. We expect to continue to make capital expenditures to build new service centers, upgrade existing service centers, meet new contract requirements and maintain and upgrade our infrastructure.

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

In October 2009, Stream, Stream Holdings Corporation, Stream International, Inc., Stream New York, Inc., Stream Global Services-US, Inc., Stream Global Services-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V. and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”), entered into a Credit Agreement, as amended by the First Amendment to Credit Agreement dated June 3, 2011, the Second Amendment to Credit Agreement dated November 1, 2011 and the Third Amendment to Credit Agreement dated December 27, 2012,  with Wells Fargo Capital Finance, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders (the “Credit Agreement”), providing for the revolving credit financing (the “ABL Facility”) of up to $125.0 million, including a $20.0 million sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The ABL Facility has a term of five years effective from the date of the Third Amendment to Credit Agreement or 120 days prior to the maturity of our Notes (including any refinancing or extension of the Notes), whichever is less, at an interest rate of Wells Fargo’s base rate plus 150 basis points or LIBOR plus 250 basis points at our discretion. The ABL Facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $25.0 million. At June 30, 2013, we had $80.4 million available under the ABL Facility, which includes increases in availability resulting from the Third Amendment to Credit Agreement. We were in compliance with the financial covenant as of June 30, 2013.

Letters of Credit. We had certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of June 30, 2013, we had no letters of credit in place under our ABL Facility.

Unrestricted cash and cash equivalents totaled $13.8 million for the six months ended June 30, 2013 which is a $2.9 million increase compared to $10.9 million for the six months ended June 30, 2012. The amount of cash and cash equivalents on hand at any given time is primarily affected by timing differences between the collection of our accounts receivables and payment of our expenses. The timing of collections are a function of contractually agreed payment terms with our clients while certain routine disbursements (e.g. payrolls) are based on prevailing convention or statutory requirements in each jurisdiction where we do business. Our ABL Facility is utilized to provide a bridge between these timing differences allowing us to more effectively utilize our cash and cash equivalents on hand. A substantial portion of our cash and cash equivalents is located in foreign countries and may be subject to foreign withholding taxes if repatriated to the United States.

Working capital decreased $26.4 million to $43.3 million for the six months ended June 30, 2013, compared to $69.7 million for the six months ended June 30, 2012. The decrease in working capital is primarily due to the classification of the revolving line of credit from long term liabilities to short term liabilities partially offset by an increase in accounts receivable.

Net cash provided by operating activities totaled $22.5 million for the six months ended June 30, 2013, a $14.0 million decrease from the $36.5 million provided by operations for the six months ended June 30, 2012 due to changes in working capital partially offset by improvement in net income.

Net cash used in investing activities totaled $54.6 million for the six months ended June 30, 2013 which is a $38.8 million increase from the $15.8 million used in the period ended June 30, 2012. The increase is primarily due to the acquisition of LBM.

Net cash provided by financing activities totaled $29.3 million for the six months ended June 30, 2013, a $60.9 million increase from the $31.6 million used in financing activities for the period ended June 30, 2012.  The increase in cash provided by financing activities reflects the $33.7 million proceeds from issuance of debt and $29.6 million net borrowings in 2013.

Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. Dollars or vice versa, and generally mature in one to eighteen months. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $263.2 million as of June 30, 2013 and $203.1 million as of June 30, 2012.

We expect to replace, refinance or extend our ABL Credit Agreement prior to its maturity in June 2014.  We also expect to refinance the Notes prior to their maturity in October 2014.  However, there can be no assurance that we will be able to obtain such financing arrangements on terms favorable to us, or at all.  We believe that the renegotiated financing combined with our cash generated from operations, and existing cash and cash equivalents, will be sufficient to meet expected liquidity needs for the next 12 months.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments bear interest at variable rates. At June 30, 2013, we had outstanding borrowings under variable rate debt agreements that totaled approximately $38.0 million. A hypothetical 1% increase in the interest rate would have increased interest expense by approximately $0.4 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our variable rate borrowings reflects fair value due to their short-term and variable interest rate features.

We had no outstanding interest rate derivatives covering interest rate exposure at June 30, 2013.

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

The following summarizes the relative (weakening)/strengthening of the U.S. Dollar against the local currency during the years presented:

	Six Months Ended June 30,
	2013	2012
U.S. Dollar vs. Canadian Dollar	6.0%	0.5%
U.S. Dollar vs. Euro	0.6%	2.9%
U.S. Dollar vs. Indian Rupee	7.8%	3.3%
U.S. Dollar vs. Philippine Peso	6.7%	(3.4)%
U.S. Dollar vs. British Pound	4.8%	(3.5)%

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

Given the significance of our foreign operations and the potential volatility of certain of these currencies versus the U.S. Dollar, we use forward purchases of Philippine Pesos, Canadian Dollars, Euros and Indian Rupees to minimize the impact of currency fluctuations. As of June 30, 2013, we had entered into forward contracts with financial institutions to acquire or sell the following currencies:

Currency	Notional Value (in thousands)	USD Equivalent (in thousands)	Highest Rate	Lowest Rate
Philippine Peso	7,722,500	183,212	43.45	40.80
Canadian Dollar	50,525	49,568	1.06	0.99
Indian Rupee	745,500	12,643	64.47	54.47
Euro	3,000	3,934	1.31	1.31
British Pound	9,113	13,860	1.55	1.52

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

ITEM 4.                  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer, Kathryn V. Marinello, and our Chief Financial Officer, Michael Henricks (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of June 30, 2013 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Stream in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

None.

ITEM 1A.         RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 26, 2013, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. As of June 30, 2013, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2012, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

STREAM GLOBAL SERVICES, INC.

August 5, 2013	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

August 5, 2013	By:	/s/ Michael Henricks
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