Form 10-Q
period 2013-09-30
Stream Global Services, Inc.
filed 2013-11-06
CIK 1405287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 1,000 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding as of November 4, 2013.

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Unaudited Consolidated Condensed Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	3
	Consolidated Condensed Statements of Operations for the three months ended September 30, 2013 and September 30, 2012 and the nine months ended September 30, 2013 and September 30, 2012	4
	Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended September 30, 2013 and September 30, 2012 and the nine months ended September 30, 2013 and September 30, 2012	5
	Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012	6
	Notes to Consolidated Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION		34

Item 1.	Legal Proceedings
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
SIGNATURES		35

Stream is a registered trademark of Stream Global Services, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.                  UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

STREAM GLOBAL SERVICES, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$15,675	$18,735
Accounts receivable, net	188,377	164,929
Income taxes receivable	2,400	2,282
Deferred income taxes	5,424	8,586
Prepaid expenses and other current assets	15,912	18,140
Total current assets	227,788	212,672
Equipment and fixtures, net	105,035	96,851
Deferred income taxes	2,867	3,483
Goodwill	253,876	226,749
Intangible assets, net	62,684	52,340
Other assets	9,048	11,933
Total assets	$661,298	$604,028
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,034	$16,359
Accrued employee compensation and benefits	71,828	58,035
Other accrued expenses	37,216	20,473
Income taxes payable	1,573	1,115
Current portion of long-term debt	37,860	5,333
Current portion of capital lease obligations	9,709	9,279
Other liabilities	9,625	5,591
Total current liabilities	186,845	116,185
Long-term debt, net of current portion	236,369	240,354
Capital lease obligations, net of current portion	5,898	5,967
Deferred income taxes	14,875	15,673
Other long-term liabilities	17,618	15,953
Total liabilities	461,605	394,132
Contingencies (Note 14)
Stockholders’ equity:
Voting common stock, par value $0.001 per share, 1 share authorized and outstanding	—	—
Additional paid-in-capital	337,685	336,572
Accumulated deficit	(123,705)	(120,031)
Accumulated other comprehensive loss	(14,287)	(6,645)
Total stockholders’ equity	199,693	209,896
Total liabilities and stockholders’ equity	$661,298	$604,028

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$256,011	$210,931	$747,977	$624,213
Direct cost of revenue	150,626	121,997	442,831	364,775
Gross profit	105,385	88,934	305,146	259,438
Operating expenses:
Selling, general and administrative expenses	74,435	63,665	223,452	194,526
Severance, restructuring and other charges, net	3,631	3,419	10,251	12,871
Depreciation and amortization expense	16,953	14,554	48,425	43,227
Total operating expenses	95,019	81,638	282,128	250,624
Income from operations	10,366	7,296	23,018	8,814
Other expenses, net:
Foreign currency loss	1,541	1,258	1,084	1,053
Interest expense, net	8,752	7,422	25,714	22,087
Total other expenses, net	10,293	8,680	26,798	23,140
Income (loss) before provision for income taxes	73	(1,384)	(3,780)	(14,326)
Provision (benefit) for income taxes	(2,531)	797	(106)	2,976
Net income (loss)	$2,604	$(2,181)	$(3,674)	$(17,302)

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$2,604	$(2,181)	$(3,674)	$(17,302)
Other comprehensive income (loss):
Change in unrealized gain (loss) on forward exchange contracts, net of tax	1,714	2,316	(8,477)	5,527
Change in cumulative translation adjustment (1)	2,443	2,151	835	(349)
Comprehensive income (loss)	$6,761	$2,286	$(11,316)	$(12,124)

(1)         During the nine months ended September 30, 2012, we substantially liquidated our investment in Costa Rica. Accordingly, we reclassified $228 from cumulative translation adjustment to other foreign currency loss in our statement of operations. There were no sales or liquidations of investments in foreign entities during the three or nine months ended September 30, 2013.

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net loss	$(3,674)	$(17,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,425	43,227
Amortization of bond discount and debt issuance costs	4,440	3,302
Deferred taxes	132	415
Loss on impairment or disposal of assets	57	433
Noncash stock compensation	1,113	2,310
Other noncash adjustments	—	(228)
Changes in operating assets and liabilities:
Accounts receivable	(9,773)	(371)
Income taxes receivable	(133)	(1,958)
Prepaid expenses and other current assets	(5,330)	518
Other assets	(313)	(356)
Accounts payable	431	999
Accrued expenses and other liabilities	14,497	2,394
Net cash provided by operating activities	49,872	33,383
Investing Activities:
Acquisitions of business	(44,022)	—
Cash acquired from acquisitions	5,217	—
Additions to equipment and fixtures	(31,147)	(36,556)
Net cash used in investing activities	(69,952)	(36,556)
Financing Activities:
Net payments on line of credit (Note 10)	(4,884)	(8,095)
Payments on long-term debt	(3,015)	(559)
Payments of capital lease obligations	(8,994)	(9,375)
Proceeds from issuance of debt, net	35,698	9,278
Proceeds from capital leases	—	630
Tax payments for withholding on restricted stock	—	(11)
Net cash provided by (used in) financing activities	18,805	(8,132)
Effect of exchange rates on cash and cash equivalents	(1,785)	89
Net decrease in cash and cash equivalents	(3,060)	(11,216)
Cash and cash equivalents, beginning of period	18,735	23,248
Cash and cash equivalents, end of period	$15,675	$12,032
Supplemental cash flow information:
Cash paid for interest	$15,155	$14,044
Cash paid for income taxes	4,090	6,140
Noncash financing activities:
Capital lease financing	7,380	4,592

See accompanying notes to consolidated condensed financial statements.

STREAM GLOBAL SERVICES, INC.

Notes to Consolidated Condensed Financial Statements

September 30, 2013

(Unaudited)

(In thousands)

Note 1—Our Business

Stream Global Services, Inc. (“we,” “us,” “Stream,” the “Company” or “SGS”) is a global business process outsourcing (“BPO”) service provider and wholly owned subsidiary of SGS Holdings, Inc. (“Parent”) specializing in customer relationship management (“CRM”), including sales, customer care and technical support primarily for Fortune 1000 companies. Our clients include multinational computing/hardware, telecommunications service providers, software/networking, entertainment/media, retail, travel and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across approximately 56 service centers in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

Note 2—Basis of Presentation

Our consolidated condensed financial statements as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 include our accounts and those of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to cash and accounts payable in the consolidated condensed statement of cash flows for the nine months ended September 30, 2012. The effect of the reclassification increased net cash provided by operating activities by $1,254 for the nine months ended September 30, 2012.

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

Note 3—Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated condensed financial statements as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ended December 31, 2013, or for any other interim period or future year.

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

Foreign Currency Translation and Derivative Instruments

The assets and liabilities of our foreign subsidiaries, for most of whom the functional currency is their local currency, are translated at the exchange rate in effect on the reporting date, and income and expenses are translated at the average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income (loss), but is reflected in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until the sale or until the liquidation of the net investment in the foreign subsidiary. Foreign currency transaction gains and losses are included in determining net income (loss), and are categorized as “Other expenses, net.”

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis (as required), whether the derivatives that are used in cash flow hedging transactions are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a cash flow hedge or that it has ceased to be a highly effective hedge or if a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting prospectively. At September 30, 2013, all hedges were determined to be highly effective, except for certain hedges where we elect not to apply hedge accounting as defined by the authoritative guidance.

Our hedging program has been effective in all periods presented and the amount of hedge ineffectiveness has not been material.

As of September 30, 2013, we had the following open foreign currency contracts:

Foreign Currency	Notional Amounts (in US Dollars)	Net Unrealized Gain (Loss)
Canadian Dollar	$45,142	$(489)
Philippine Peso	234,162	(2,966)
Indian Rupee	17,956	(266)
Euro	2,283	22
British Pound	21,951	(470)
	$321,494	$(4,169)

The table below summarizes the carrying values of derivative instruments as of September 30, 2013 and December 31, 2012:

	Carrying Values of Derivative Instruments as of September 30, 2013
	Fair Value – Assets	Fair Value – (Liabilities)	Derivative Net Carrying Value
Total derivatives designated as hedging instruments (1)	$219	$(5,414)	$(5,195)
Total derivatives not designated as hedging instruments (1)	1,613	(587)	1,026
Total derivatives	$1,832	$(6,001)	$(4,169)

	Carrying Values of Derivative Instruments as of December 31, 2012
	Fair Value – Assets	Fair Value – (Liabilities)	Derivative Net Carrying Value
Total derivatives designated as hedging instruments (1)	$3,623	$(65)	$3,558
Total derivatives not designated as hedging instruments (1)	382	(138)	244
Total derivatives	$4,005	$(203)	$3,802

(1)         Assets are included in “Other current assets” or “Other assets, long term” and liabilities are included in “Other current liabilities” or “Other long-term liabilities” on the accompanying consolidated balance sheets.

As of September 30, 2013 and December 31, 2012, $4,987 of unrealized losses and $3,555 of unrealized gains, respectively, may be reclassified from other comprehensive income (loss) to earnings within the next 12 months based on current foreign exchange rates. As of September 30, 2013 and December 31, 2012, included in other current liabilities is $883 and included in other current assets is $586, respectively, of fair market value of derivatives designated as cash flow hedges that were acquired from a commercial bank in which one of our financial sponsors owns a non-controlling interest.

The following table presents the impact of derivative instruments on the consolidated condensed statements of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives designated as hedging instruments	$2,047	$(218)	$1,041	$120
Derivatives not designated as hedging instruments	586	(589)	2,214	(1,483)
Total	$2,633	$(807)	$3,255	$(1,363)

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

	September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Forward exchange contracts	$(4,169)	$—	$(4,169)	$—
Total	$(4,169)	$—	$(4,169)	$—

	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable (Level 3)
Description
Forward exchange contracts	$3,802	$—	$3,802	$—
Total	$3,802	$—	$3,802	$—

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

At September 30, 2013, the fair value of our long term debt was $231,610. The fair value of our long term debt is determined from financial market quotations.

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

Note 4—Acquisitions

N2SP

On August 20, 2013, we completed our acquisition of all of the outstanding share capital of N2SP Tunisie S.A.R.L. (“N2SP”).  N2SP is a Tunisian-based company that provides outsourced technical and customer support services, primarily through a client-based click to chat website functionality.  We believe that the acquisition of N2SP will strengthen our product offerings and enhances our profitability and growth potential in Europe.  N2SP’s financial results are included in the Company’s consolidated results from the date of acquisition.  Pro forma financial results are not presented as the acquisition is not material to the consolidated financial statements. The acquisition of N2SP for approximately $2,855, which was funded with cash on hand, has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  On a preliminary basis, approximately $2,615 was allocated to a customer relationship intangible asset.  As of September 30, 2013, this allocation for N2SP remains preliminary as it relates to the valuation of certain working capital accounts and intangible assets.

LBM

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

The following summarizes the fair values of the identifiable assets acquired and liabilities assumed related to the LBM transaction as of the acquisition date:

Final Purchase Price Allocation
Current assets	$17,812
Property and equipment	6,866
Goodwill	26,227
Intangible assets	18,614
Total assets acquired	69,519
Current liabilities	19,332
Other liabilities	9,020
Total liabilities	28,352
Allocated purchase price	$41,167

Intangible assets acquired and the related amortization periods are as follows:

	Estimated useful life	Gross cost
Customer relationships	7 years	$11,973
Non-compete agreements	2 years	2,817
Trade names	4 years	704
Other	3 years	3,120
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

The following is a roll-forward of goodwill as of September 30, 2013:

Balance at December 31, 2012	$226,749
Acquisition of LBM	26,227
Acquisition of N2SP	111
Currency translation effect	789
Balance at September 30, 2013	$253,876

Intangible Assets

We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of their carrying value to future undiscounted cash flows that the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in the statement of operations is the amount by which the carrying value of the assets exceeds their fair value, determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. There were no impairments recorded during 2013.

Intangible assets at September 30, 2013 consisted of the following:

	Estimated useful life	Weighted average remaining life	Gross cost	Accumulated amortization	Currency translation effect	Net
Customer relationships	Up to 10 years	2.8	$113,337	$(72,680)	$338	$40,995
Technology-based intangible assets	3 to 5 years	1.5	5,340	(2,418)	74	2,996
Non-compete agreements	2 years	1.8	2,817	(910)	66	1,973
Trade names	4 years	2.2	801	(200)	19	620
Trade names - indefinite	Indefinite	Indefinite	16,100	—	—	16,100
			$138,395	$(76,208)	$497	$62,684

Future amortization expense of our intangible assets for the next five years and thereafter is expected to be as follows:

	Remainder of 2013	2014	2015	2016	2017	2018	Thereafter
Amortization	$4,207	$13,218	$10,124	$7,461	$5,521	$4,680	$1,373

Note 6—Severance, Restructuring and Other Charges, Net

During the three and nine months ended September 30, 2013, we recorded a net expense of $3,631 and $10,251, respectively, primarily related to salary continuation related to reductions in workforce, management’s decision to exit locations and eliminate unprofitable programs and expenses related to the integration of acquisitions.

During the three and nine months ended September 30, 2012, we recorded a net expense of $3,419 and $12,871, respectively, primarily related to salary continuation related to reductions in workforce, legal expenses related to our privatization transaction and the closure of call centers.

Severance, restructuring and other charges, net, consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Severance	$1,165	$1,461	$3,560	$5,254
Location exit charges, net	1,091	1,668	2,546	4,739
Transaction related expenses and other	1,375	290	4,145	2,878
Severance, restructuring and other charges, net	$3,631	$3,419	$10,251	$12,871

The activity in the Company’s restructuring and other liabilities, which are included in liabilities, is as follows:

	Reduction in work-force and severance	Closure of call centers	Transaction related expense	Total
Balance at December 31, 2012	$1,042	$1,810	$470	$3,322
Expense	3,560	2,546	4,145	10,251
Cash Paid	(4,054)	(3,827)	(4,003)	(11,884)
Balance at September 30, 2013	$548	$529	$612	$1,689

Note 7—Equipment and Fixtures, Net

Equipment and fixtures, net, consist of the following:

	September 30, 2013	December 31, 2012
Furniture and fixtures	$23,701	$17,696
Building improvements	73,424	66,369
Computer equipment	78,195	70,238
Software	52,196	40,460
Telecom and other equipment	58,456	55,418
Equipment and fixtures not yet placed in service	8,440	1,380
	$294,412	$251,561
Less: accumulated depreciation	(189,377)	(154,710)
	$105,035	$96,851

Note 8—Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following:

	September 30, 2013	December 31, 2012
Compensation related amounts	$40,103	$28,386
Vacation liabilities	15,699	14,176
Medical and dental liabilities	2,405	2,078
Employer taxes	2,785	2,098
Statutory retirement plans	10,463	10,860
Other benefit related liabilities	373	437
	$71,828	$58,035

Note 9—Other Accrued Expenses and Other Liabilities

Other accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
Professional fees	$4,875	$3,560
Accrued interest	13,809	6,226
Occupancy expense	3,432	2,108
Technology expense	2,156	1,841
Value added and sales tax	3,285	1,547
Other accrued expenses	9,659	5,191
	$37,216	$20,473

Other current liabilities consist of the following:

	September 30, 2013	December 31, 2012
Lease exit liability	$307	$1,704
Deferred revenue	1,063	1,512
Market lease reserves	285	946
Forward exchange contracts	5,689	204
Other	2,281	1,225
Total other current liabilities	$9,625	$5,591

Other long-term liabilities consist of the following:

	September 30, 2013	December 31, 2012
Deferred rent	$5,236	$4,415
Accrued income taxes	6,519	11,143
Market lease reserves	128	61
Asset retirement obligation	3,717	—
Forward exchange contracts	312	—
Other	1,706	334
Total other long-term liabilities	$17,618	$15,953

Note 10—Long-Term Debt and Revolving Credit Facility

Pursuant to an indenture dated as of October 1, 2009 (the “Indenture”), among Stream, certain of our subsidiaries and Wells Fargo Bank, National Association, as trustee, we issued $200 million aggregate principal amount of 11.25% Senior Secured Notes due 2014 (the “Notes”) at an initial offering price of 95.454% of the principal amount, the proceeds of which were used to pay off the debt from our Fifth Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of January 8, 2009, as amended, with PNC Bank, National Association and other signatories thereto along with debt acquired from EGS. On March 8, 2013, we issued an additional $30 million aggregate principal amount of the Notes pursuant to the Indenture at an initial offering price of 102.00% of the principal amount (plus accrued interest), the proceeds of which were used to pay down our credit facility following the acquisition of LBM. The Notes are scheduled to be redeemed on October 1, 2014.

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

We currently intend to replace, refinance or extend our ABL Credit Agreement at or prior to its maturity in June 2014 and to replace, refinance or extend the Notes at or prior to their maturity in October 2014. However, there can be no assurance that we will be able to do so on terms favorable to us, or at all. We believe that the renegotiated financing, combined with our cash generated from operations and existing cash and cash equivalents, should be sufficient to meet expected liquidity needs for the next 12 months.

We capitalized fees of $8,966 and $5,642 associated with the Notes and the Credit Agreement, respectively, at the inception of these agreements and subsequent amendments that are being amortized over their respective lives. We amortized $1,093 and $3,090 of such capitalized fees into expense for the three and nine months ended September 30, 2013.

The ABL facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $25 million. As of September 30, 2013, we had $87,226 available under the ABL Facility. We made draws on the ABL Facility of $256,966 and $237,312 for the nine months ended September 30, 2013 and 2012, respectively, and payments on the ABL Facility of $261,850 and $245,407 for the nine months ended September 30, 2013 and 2012, respectively. We are in compliance with the financial covenant in the Credit Agreement as of September 30, 2013. Substantially all of the assets of Stream excluding intangible assets secure the Notes and the ABL Facility. See Note 16 for Guarantor Financial Information.

Long-term borrowings consist of the following:

	September 30, 2013	December 31, 2012
Revolving line of credit	$29,797	$34,680
11.25% Senior Secured Notes	230,000	200,000
Other	16,378	14,904
	276,175	249,584
Less: current portion	(37,860)	(5,333)
Less: discount on notes payable	(1,946)	(3,897)
Long-term debt	$236,369	$240,354

Minimum principal payments on long-term debt subsequent to September 30, 2013 are as follows:

Total
2013	$1,233
2014	267,689
2015	4,854
2016	1,106
2017	1,293
Total	$276,175

We had Letters of Credit in the aggregate outstanding amounts of zero and $3,245 at September 30, 2013 and December 31, 2012, respectively.

We had $299 and $380 of restricted cash as of September 30, 2013 and December 31, 2012, respectively.

Note 11—Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss as of September 30, 2013:

	Unrealized gain (loss) on forward exchange contracts, net of tax	Cumulative translation adjustment	Accumulated other comprehensive loss
Beginning balance December 31, 2012	$3,283	$(9,928)	$(6,645)
Current period other comprehensive income (loss)	(8,477)	835	(7,642)
Ending balance September 30, 2013	$(5,194)	$(9,093)	$(14,287)

The following table summarizes activity in other comprehensive income (loss) related to forward exchange contracts held by the Company during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Change in fair value of forward exchange contracts, net of tax	$3,141	$2,462	$(7,937)	$3,380
Amount reclassified to direct cost of revenue	(1,427)	(146)	(540)	2,147
Change in unrealized gains/losses on forward exchange contracts	$1,714	$2,316	$(8,477)	$5,527

Note 12—Income Taxes

The domestic and foreign source components of income (loss) before taxes are as follows:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Total US	$(24,420)	$(24,074)
Total Foreign	20,640	9,748
Total	$(3,780)	$(14,326)

The provisions for income taxes for the nine months ended September 30, 2013 and 2012 relates primarily to the foreign source component of income (loss) before tax. Our operations in countries outside the United States are generally taxed at lower statutory rates and also benefit from tax holidays.

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

The Italy Revenue Agency Enactment No. 140973 provides for a refund claim in the event of non-deduction of employee and quasi-employee costs.  This refund claim applied to tax years 2007 through 2011.  We recorded a benefit of $1,031 related to this refund in the nine months ended September 30, 2013.

As of September 30, 2013 and December 31, 2012, the liability for unrecognized tax benefits (including interest and penalties) was $6,800 and $11,222, respectively, and was recorded within other long term liabilities in our consolidated financial statements. During the three and nine months ended September 30, 2013, the statute of limitations expired on uncertain tax positions resulting in a reduction in our liability for unrecognized tax benefits of $4,079.  Included in these amounts is $1,599 for both the nine months ended September 30, 2013 and for the year ended December 31, 2012 of un-benefitted tax losses, which would be realized if the related uncertain tax positions were settled. As of January 1, 2013, we had reserved $2,633 for accrued interest and penalties, which decreased to $2,539 as of September 30, 2013. We recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. The total amount of net unrealized tax benefits that would affect income tax expense, if ever recognized in our consolidated financial statements, is $5,201. This amount includes interest and penalties of $2,539. We estimate that within the next 12 months, our unrecognized tax benefits, and interest and penalties, could decrease by $692 as a result of either settlements with taxing authorities or the expiration of the statute of limitations.

Note 13—Stock Options

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) was terminated on April 27, 2012. The 2008 Plan provided for the grant of incentive and nonqualified stock options. The 2008 Plan had authorized grants of up to 10,000 shares of common stock at an exercise price of not less than 100% of the fair value of the common stock at the date of grant. The 2008 Plan provided that the options shall have terms not to exceed ten years from the grant date. During the nine months ended September 30, 2012, we granted options to purchase 185 shares of our common stock to employees that were subsequently terminated.

The per share fair value of options granted was determined using the Black-Scholes-Merton model.

The following assumptions were used for the option grants in the nine months ended September 30, 2012 under the 2008 Plan:

Nine months ended September 30, 2012
Option term (years)	6.380
Volatility	71.89%
Risk-free interest rate	1.14 — 1.43%
Dividend yield	0%
Weighted-average grant date fair value per option granted	$1.73

During the nine months ended September 30, 2012, 1,534 stock option grants under the 2008 Plan were vested, zero were exercised, and 5,623 were forfeited.

At September 30, 2013, no stock options were outstanding under the 2008 Plan. There are no shares outstanding, vested, or expected to vest (including forfeiture adjusted unvested shares) as the plan was cancelled.

On June 8, 2012, the Board of Directors and stockholders of Parent approved the 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive and nonqualified stock options. The 2012 Plan has authorized grants of up to 80 shares of common stock of Parent at an exercise price of not less than 100% of the fair value of the common stock at the date of grant. The 2012 Plan provides that the options shall have terms not to exceed seven years from the grant date and the vesting term of the awards range from four to five years.

The following assumptions were used for the option grants in the nine months ended September 30, 2013 under the 2012 Plan:

Nine months ended September 30, 2013
Option term (years)	5.00
Volatility	44.35%
Risk-free interest rate	0.88%
Dividend yield	0%
Weighted-average grant date fair value per option granted	$70.87

The option term was calculated under the simplified method for all option grants issued during the nine months ended September 30, 2013. The volatility assumptions were based on a weighted average of the historical volatilities for the Company and its peer group. The risk-free interest rate assumptions were based upon the implied yields from the U.S. Treasury zero-coupon yield curve with a remaining term equal to the expected term in options.

During the nine months ended September 30, 2013, 19 stock option grants under the 2012 Plan were vested, zero were exercised, and 5.6 were forfeited.

Stock options issued under the 2012 Plan during the nine months ended September 30, 2013 were as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2012	74.3	$425.00	—	6.82
Granted	0.8	425.00	$70.87
Exercised	—	—
Forfeited	5.6	425.00
Outstanding at September 30, 2013	69.5	$425.00		6.07

At September 30, 2013, we had stock options to purchase 19 shares that were exercisable. The weighted average exercise price of options currently exercisable is $425.00 at September 30, 2013. The weighted average remaining contractual term of options currently exercisable is 6.05 years at September 30, 2013. The total fair value of options vested during the nine months ended September 30, 2013 was $120. The shares outstanding as of September 30, 2013 had a weighted average exercise price of $425.00 and a weighted average remaining contractual term of 6.07 years.

For the three months ended September 30, 2013, we recognized stock compensation expense of $397 within selling, general and administrative expenses.

For the nine months ended September 30, 2013, we recognized stock compensation expense of $1,113 within selling, general and administrative expenses.

As of September 30, 2013, the aggregate intrinsic value (i.e., the difference in the estimated fair value of our common stock and the exercise price to be paid by the option holder) of stock options outstanding, excluding the effects of expected forfeitures, was zero. The aggregate intrinsic value of the shares of exercisable stock at September 30, 2013 was zero.

As of September 30, 2013, there was $1,526 of unrecognized compensation cost related to the unvested portion of time-based arrangements granted under the 2012 Plan.

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

The following table presents geographic information regarding our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Americas
United States	$51,900	$52,131	$162,782	$146,416
Philippines	55,506	50,122	165,017	149,486
Canada	24,720	25,908	79,945	81,562
Others	34,129	29,768	97,623	85,898
Total Americas	166,255	157,929	505,367	463,362
EMEA
Great Britain	31,169	—	69,844	—
Others	58,587	53,002	172,766	160,851
Total EMEA	89,756	53,002	242,610	160,851
	$256,011	$210,931	$747,977	$624,213

	September 30, 2013	December 31, 2012
Total assets:
Americas	$520,028	$536,149
EMEA	141,270	67,879
	$661,298	$604,028

We derive significant revenues from one client. At September 30, 2013, our largest client by revenue is a global technology company. The percentage of revenue for clients exceeding 10% of revenue in the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Microsoft	12%	10%	13%	9%

Related accounts receivable from this client was 6% of our total accounts receivable at September 30, 2013 and 4% of our total accounts receivable at September 30, 2012.

Note 16—Guarantor Financial Information

The Notes are guaranteed by the Company, along with certain of our wholly owned subsidiaries. Such guaranties are full, unconditional and joint and several. Condensed consolidating financial information related to the Company, our guarantor subsidiaries and our non-guarantor subsidiaries as of and for the three and nine months ended September 30, 2013 and 2012 are reflected below:

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue	$—	$109,849	$150,201	$(4,039)	$256,011
Direct cost of revenue:
Customers	—	58,677	91,949	—	150,626
Intercompany	—	3,165	874	(4,039)	—
	—	61,842	92,823	(4,039)	150,626
Gross profit	—	48,007	57,378	—	105,385
Operating expenses	465	45,069	49,485	—	95,019
Non-operating expenses (income)	8,734	(748)	2,307	—	10,293
Equity in earnings of subsidiaries	(2,760)	—	—	2,760	—
Income (loss) before income taxes	(6,439)	3,686	5,586	(2,760)	73
Provision (benefit) for income taxes	(9,043)	5,336	1,176	—	(2,531)
Net income (loss)	$2,604	$(1,650)	$4,410	$(2,760)	$2,604

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue	$—	$335,165	$424,842	$(12,030)	$747,977
Direct cost of revenue:
Customers	—	182,141	260,690	—	442,831
Intercompany	—	9,905	2,125	(12,030)	—
	—	192,046	262,815	(12,030)	442,831
Gross profit	—	143,119	162,027	—	305,146
Operating expenses	1,254	139,333	141,541	—	282,128
Non-operating expenses (income)	25,871	(4,910)	5,837	—	26,798
Equity in earnings of subsidiaries	(14,414)	—	—	14,414	—
Income (loss) before income taxes	(12,711)	8,696	14,649	(14,414)	(3,780)
Provision (benefit) for income taxes	(9,037)	6,615	2,316	—	(106)
Net income (loss)	$(3,674)	$2,081	$12,333	$(14,414)	$(3,674)

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue	$—	$109,210	$108,293	$(6,572)	$210,931
Direct cost of revenue:
Customers	—	55,081	66,916	—	121,997
Intercompany	—	5,930	642	(6,572)	—
	—	61,011	67,558	(6,572)	121,997
Gross profit	—	48,199	40,735	—	88,934
Operating expenses	874	42,025	38,739	—	81,638
Non-operating expenses (income)	8,103	(2,092)	2,669	—	8,680
Equity in earnings of subsidiaries	2,288	—	—	(2,288)	—
Income (loss) before income taxes	(11,265)	8,266	(673)	2,288	(1,384)
Provision (benefit) for income taxes	(9,084)	9,886	(5)	—	797
Net income (loss)	$(2,181)	$(1,620)	$(668)	$2,288	$(2,181)

Condensed Consolidating Statement of Operations

For the nine months ended September 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net revenue	$—	$315,222	$332,156	$(23,165)	$624,213
Direct cost of revenue:
Customers	—	163,563	201,212	—	364,775
Intercompany	—	21,204	1,961	(23,165)	—
	—	184,767	203,173	(23,165)	364,775
Gross profit	—	130,455	128,983	—	259,438
Operating expenses	2,492	129,636	118,496	—	250,624
Non-operating expenses (income)	23,465	(6,486)	6,161	—	23,140
Equity in earnings of subsidiaries	430	—	—	(430)	—
Income (loss) before income taxes	(26,387)	7,305	4,326	430	(14,326)
Provision (benefit) for income taxes	(9,085)	8,111	3,950	—	2,976
Net income (loss)	$(17,302)	$(806)	$376	$430	$(17,302)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended September 30, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$2,604	$(1,650)	$4,410	$(2,760)	$2,604
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	1,714	1,113	601	(1,714)	1,714
Change in cumulative translation adjustment	2,443	1,734	709	(2,443)	2,443
Comprehensive income (loss)	$6,761	$1,197	$5,720	$(6,917)	$6,761

Condensed Consolidating Statement of Comprehensive Income

For the nine months ended September 30, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$(3,674)	$2,081	$12,333	$(14,414)	$(3,674)
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	(8,477)	(1,459)	(7,018)	8,477	(8,477)
Change in cumulative translation adjustment	835	1,213	(378)	(835)	835
Comprehensive income (loss)	$(11,316)	$1,835	$4,937	$(6,772)	$(11,316)

Condensed Consolidating Statement of Comprehensive Income

For the three months ended September 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$(2,181)	$(1,620)	$(668)	$2,288	$(2,181)
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	2,316	1,423	893	(2,316)	2,316
Change in cumulative translation adjustment	2,151	1,355	796	(2,151)	2,151
Comprehensive income (loss)	$2,286	$1,158	$1,021	$(2,179)	$2,286

Condensed Consolidating Statement of Comprehensive Income

For the nine months ended September 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net income (loss)	$(17,302)	$(806)	$376	$430	$(17,302)
Other comprehensive income:
Change in unrealized gain on forward exchange contracts, net of tax	5,527	2,016	3,511	(5,527)	5,527
Change in cumulative translation adjustment	(349)	19	(368)	349	(349)
Comprehensive income (loss)	$(12,124)	$1,229	$3,519	$(4,748)	$(12,124)

Condensed Consolidating Balance Sheet

As of September 30, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$1,614	$14,055	$—	$15,675
Accounts receivable, net	—	150,709	37,668	—	188,377
Intercompany receivable	37,576	—	103,075	(140,651)	—
Other current assets	3,972	10,437	9,327	—	23,736
Total current assets	41,554	162,760	164,125	(140,651)	227,788
Equipment and fixtures, net and other assets	—	54,092	62,858	—	116,950
Investment in subsidiaries	456,947	134,288	17	(591,252)	—
Intercompany receivable	—	140,766	—	(140,766)	—
Goodwill and intangible assets, net	—	162,682	153,878	—	316,560
Total assets	$498,501	$654,588	$380,878	$(872,669)	$661,298
Liabilities and Stockholders’ Equity
Accounts payable	$—	$8,939	$10,095	$—	$19,034
Accrued employee compensation and benefits	—	21,372	50,456	—	71,828
Other accrued expenses	13,113	6,703	17,400	—	37,216
Other current liabilities	29,797	11,615	17,355	—	58,767
Intercompany payable	—	133,269	7,382	(140,651)	—
Total current liabilities	42,910	181,898	102,688	(140,651)	186,845
Intercompany notes payable	27,845	—	112,921	(140,766)	—
Long-term liabilities	228,053	26,771	19,936	—	274,760
Total shareholders’ equity (deficit)	199,693	445,919	145,333	(591,252)	199,693
Total liabilities and stockholders’ equity	$498,501	$654,588	$380,878	$(872,669)	$661,298

Condensed Consolidating Balance Sheet

As of December 31, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Assets
Cash and cash equivalents	$6	$9,975	$8,754	$—	$18,735
Accounts receivable, net	—	146,078	18,851	—	164,929
Intercompany receivable	32,239	—	88,776	(121,015)	—
Other current assets	3,587	14,878	10,543	—	29,008
Total current assets	35,832	170,931	126,924	(121,015)	212,672
Equipment and fixtures, net and other assets	2,254	48,019	61,994	—	112,267
Investment in subsidiaries	450,175	74,783	17	(524,975)	—
Intercompany receivable	—	114,480	—	(114,480)	—
Goodwill and intangible assets, net	—	169,792	109,297	—	279,089
Total assets	$488,261	$578,005	$298,232	$(760,470)	$604,028
Liabilities and Stockholders’ Equity
Accounts payable	$—	$7,485	$8,874	$—	$16,359
Accrued employee compensation and benefits	—	18,467	39,568	—	58,035
Other accrued expenses	5,947	5,876	8,650	—	20,473
Other current liabilities	—	11,683	9,635	—	21,318
Intercompany payable	—	118,041	2,974	(121,015)	—
Total current liabilities	5,947	161,552	69,701	(121,015)	116,185
Intercompany notes payable	41,634	—	72,846	(114,480)	—
Long-term liabilities	230,784	31,915	15,248	—	277,947
Total shareholders’ equity (deficit)	209,896	384,538	140,437	(524,975)	209,896
Total liabilities and stockholders’ equity	$488,261	$578,005	$298,232	$(760,470)	$604,028

Condensed Statements of Cash Flows

For the nine months ended September 30, 2013

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(6,591)	$26,604	$29,859	$—	$49,872
Cash flows from investing activities:
Net intercompany receivables	(5,337)	(26,287)	(14,299)	45,923	—
Acquisition of business	—	—	(44,022)	—	(44,022)
Cash acquired from acquisition	—	—	5,217	—	5,217
Additions to equipment and fixtures	—	(21,439)	(9,708)	—	(31,147)
Net cash used in investing activities	(5,337)	(47,726)	(62,812)	45,923	(69,952)
Cash flows from financing activities:
Net borrowings (repayments) on line of credit	(4,884)	—	—	—	(4,884)
Net borrowings (repayments) on long term debt	30,601	3,182	(1,100)	—	32,683
Net repayments on capital leases	—	(6,582)	(2,412)	—	(8,994)
Net intercompany payables	(13,789)	15,448	44,264	(45,923)	—
Net cash provided by (used in) financing activities	11,928	12,048	40,752	(45,923)	18,805
Effect of exchange rates on cash and cash equivalents	—	713	(2,498)	—	(1,785)
Net increase (decrease) in cash and cash equivalents	—	(8,361)	5,301	—	(3,060)
Cash and cash equivalents, beginning of period	6	9,975	8,754	—	18,735
Cash and cash equivalents, end of period	$6	$1,614	$14,055	$—	$15,675

Condensed Statements of Cash Flows

For the nine months ended September 30, 2012

(Unaudited)

	Parent	Guarantor subsidiaries	Non- Guarantor subsidiaries	Elimination	Total
Net cash provided by (used in) operating activities	$(5,781)	$9,557	$29,607	$—	$33,383
Cash flows from investing activities:
Net intercompany receivables	(9,032)	(31,610)	(23,981)	64,623	—
Investment in subsidiaries	—	(100)	—	100	—
Additions to equipment and fixtures	—	(11,214)	(25,342)	—	(36,556)
Net cash used in investing activities	(9,032)	(42,924)	(49,323)	64,723	(36,556)
Cash flows from financing activities:
Net repayments on line of credit	(8,095)	—	—	—	(8,095)
Net borrowings (repayments) on long term debt	—	1,125	7,594	—	8,719
Net repayments on capital leases	—	(6,687)	(2,058)	—	(8,745)
Investment from parent	—	—	100	(100)	—
Net intercompany payables	22,919	30,994	10,710	(64,623)	—
Tax payments for withholding on restricted stock	(11)	—	—	—	(11)
Net cash provided by (used in) financing activities	14,813	25,432	16,346	(64,723)	(8,132)
Effect of exchange rates on cash and cash equivalents	—	144	(55)	—	89
Net decrease in cash and cash equivalents	—	(7,791)	(3,425)	—	(11,216)
Cash and cash equivalents, beginning of period	6	11,143	12,099	—	23,248
Cash and cash equivalents, end of period	$6	$3,352	$8,674	$—	$12,032

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

Overview

Our Business

Stream Global Services, Inc. (“we”, “us”, “Stream”, the “Company” or “SGS”) is a global business process outsourcing (“BPO”) service provider specializing in customer relationship management (“CRM”), including sales, customer care and technical support primarily for Fortune 1000 companies. Our clients include multinational computing/hardware, telecommunications service providers, software/networking, entertainment/media, retail, travel and financial services companies. Our service programs are delivered through a set of standardized best practices and sophisticated technologies by a highly skilled multilingual workforce with the ability to support 35 languages across approximately 56 service centers in 22 countries. We continue to expand our global presence and service offerings to increase revenue, improve operational efficiencies and drive brand loyalty for our clients.

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

On August 20, 2013, we completed our acquisition of all of the outstanding share capital of N2SP Tunisie S.A.R.L. (“N2SP”).  N2SP is a Tunisian-based company that provides outsourced technical and customer support services, primarily through a client-based click to chat website functionality.  We believe that the acquisition of N2SP will strengthen our product offerings and enhance our profitability and growth potential in Europe.

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

As of September 30, 2013 and 2012, we maintained a full valuation allowance against our deferred tax assets in certain countries including the United States. We currently do not have sustained profitability sufficient to support a conclusion that a valuation allowance is not required in these jurisdictions.

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

Results of Operations

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Revenue. Revenues increased $45.1 million, or 21.4%, to $256.0 million for the three months ended September 30, 2013, compared to $210.9 million for the three months ended September 30, 2012. The increase is primarily attributable to the acquisition of LBM and increased volume with existing customers.

Revenues for services performed in our offshore service centers in the Philippines, India, El Salvador, the Dominican Republic, China, Nicaragua, Tunisia and Egypt increased $10.3 million, or 10.7%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012 due to higher client volumes. Revenues in our offshore service centers represented 41.5% of consolidated revenues for the three months ended September 30, 2013, compared to 45.5% in the same period in 2012. Revenues for services performed in our United States and Canadian service centers decreased $1.4 million, or 1.8%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012 due to variations in client volumes. Revenues for services performed in European service centers increased $36.2 million, or 98.3%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. This increase is primarily attributable to the acquisition of LBM and increased client volumes.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $28.6 million, or 23.5%, to $150.6 million for the three months ended September 30, 2013, compared to $122.0 million for the three months ended September 30, 2012. The increase is primarily attributable to the acquisition of LBM, increased client volumes and higher levels of agent training.

Gross Profit. Gross profit increased $16.5 million, or 18.5%, to $105.4 million for the three months ended September 30, 2013 from $88.9 million for the three months ended September 30, 2012. Gross profit as a percentage of revenue was 41.2% and 42.2% for the three months ended September 30, 2013 and 2012, respectively.

Operating Expenses. Operating expenses consists of selling, general and administrative expense, severance, restructuring and other charges, net and depreciation and amortization expense. Operating expenses increased $13.4 million, or 16.4%, to $95.0 million for the three months ended September 30, 2013, compared to $81.6 million for the three months ended September 30, 2012. This was primarily driven by the acquisition of LBM and increased volumes.  Operating expenses as a percentage of revenues was 37.1% for the three months ended September 30, 2013 compared to 38.7% for the three months ended September 30, 2012.

Selling, general and administrative expense increased 16.9%, from $63.7 million for the three months ended September 30, 2012 to $74.4 million for the three months ended September 30, 2013. Selling, general and administrative expense as a percentage of revenue was 29.1% and 30.2% for the three months ended September 30, 2013 and 2012, respectively.  The increase in selling, general and administrative expenses in 2013 compared to 2012 is primarily due to the addition of the LBM business, a larger investment in marketing and IT support personnel, and the opening of new service centers.

Severance, restructuring and other charges were $3.6 million and $3.4 million for the three months ended September 30, 2013 and 2012, respectively. The charge in 2013 primarily relates to salary continuation expense of approximately $1.2 million related to non-agent severance, $1.1 million related to management’s decision to exit locations and eliminate unprofitable programs, and approximately $1.3 million of transactional expenses. The charge in 2012 primarily related to salary continuation expense of approximately $1.5 million related to non-agent severance and $1.7 million related to management’s decision to exit locations and eliminate unprofitable programs.

Depreciation and amortization expense was $17.0 million and $14.6 million for the three months ended September 30, 2013 and 2012, respectively. The increase in depreciation and amortization is primarily related to assets acquired from LBM during the first quarter of 2013.

Other Expenses, Net. Other expenses, net include interest expense and foreign currency gains and losses. Other expenses, net increased $1.6 million, or 18.6%, to $10.3 million for the three months ended September 30, 2013, compared to $8.7 million for the three months ended September 30, 2012.

Interest expense was $8.8 million and $7.4 million for the three months ended September 30, 2013 and 2012, respectively. This increase is primarily due to borrowings to fund our acquisition of LBM.

Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. For the three months ended September 30, 2013, we recorded a foreign currency loss of $1.5 million versus $1.3 million for the comparable period in the prior year.

Provision for Income Taxes. Income taxes were a benefit of $2.5 million and an expense of $0.8 million for the three months ended September 30, 2013 and 2012, respectively. Foreign tax expense, where we generally have taxable income, was $1.3 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013, we recorded a tax benefit of $3.8 million in the United States primarily due to the release of uncertain tax positions resulting from the expiration of statutes of limitations. We operate in a number of countries outside the United States where we are generally taxed at lower statutory rates than the United States and also benefit from tax holidays in some foreign locations.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Revenue. Revenues increased $123.8 million, or 19.8%, to $748.0 million for the nine months ended September 30, 2013, compared to $624.2 million for the nine months ended September 30, 2012. The increase is primarily attributable to the acquisition of LBM and increased volume with existing customers.

Revenues for services performed in our offshore service centers in the Philippines, India, El Salvador, the Dominican Republic, China, Nicaragua, Tunisia and Egypt increased $30.7 million, or 10.9%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012 due to higher client volumes. Revenues in our offshore service centers represented 41.8% of consolidated revenues for the nine months ended September 30, 2013, compared to 45.2% in the same period in 2012. Revenues for services performed in our United States and Canadian service centers increased $14.7 million, or 6.5%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012 due to higher client volumes. Revenues for services performed in European service centers increased $78.3 million, or 68.7%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. This increase is primarily attributable to the acquisition of LBM and increased client volumes.

Direct Cost of Revenue. Direct cost of revenue (exclusive of depreciation and amortization) increased $78.0 million, or 21.4%, to $442.8 million for the nine months ended September 30, 2013, compared to $364.8 million for the nine months ended September 30, 2012. The increase is primarily attributable to the acquisition of LBM, increased client volumes and higher levels of agent training.

Gross Profit. Gross profit increased $45.7 million, or 17.6%, to $305.1 million for the nine months ended September 30, 2013 from $259.4 million for the nine months ended September 30, 2012. Gross profit as a percentage of revenue was 40.8% and 41.6% for the nine months ended September 30, 2013 and 2012, respectively.

Operating Expenses. Operating expenses consists of selling, general and administrative expense, severance, restructuring and other charges, net and depreciation and amortization expense. Operating expenses increased $31.5 million, or 12.6%, to $282.1 million for the nine months ended September 30, 2013, compared to $250.6 million for the nine months ended September 30, 2012. Operating expenses as a percentage of revenues was 37.7% for the nine months ended September 30, 2013 compared to 40.2% for the nine months ended September 30, 2012.

Selling, general and administrative expense increased 14.9%, from $194.5 million for the nine months ended September 30, 2012 to $223.5 million for the nine months ended September 30, 2013. Selling, general and administrative expense as a percentage of revenue was 29.9% and 31.2% for the nine months ended September 30, 2013 and 2012, respectively.  The increase in selling, general and administrative expenses in 2013 compared to 2012 is primarily due to the addition of the LBM business, a larger investment in marketing and IT support personnel, and the opening of new service centers.

Severance, restructuring and other charges were $10.3 million and $12.9 million for the nine months ended September 30, 2013 and 2012, respectively. The charge in 2013 primarily relates to salary continuation expense of approximately $3.6 million related to non-agent severance, $2.6 million related to management’s decision to exit locations and eliminate unprofitable programs, and approximately $4.1 million of transactional expenses.  The charge in 2012 primarily related to salary continuation expense of approximately $5.3 million related to non-agent severance and $4.7 million related to management’s decision to exit locations and eliminate unprofitable programs, and approximately $2.9 million of expenses related to our going private transaction in April 2012.

Depreciation and amortization expense was $48.4 million and $43.2 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in depreciation and amortization is primarily related to assets acquired from LBM during the nine months ended September 30, 2013.

Other Expenses, Net. Other expenses, net include interest expense and foreign currency gains and losses. Other expenses, net increased $3.7 million, or 15.8%, to $26.8 million for the nine months ended September 30, 2013, compared to $23.1 million for the nine months ended September 30, 2012.

Interest expense was $25.7 million and $22.1 million for the nine months ended September 30, 2013 and 2012, respectively. The increase is primarily due to borrowings to fund our acquisition of LBM.

Foreign currency loss (gain) consists of realized and unrealized gains and losses on forward currency contracts where we elect not to apply hedge accounting and the revaluation of certain assets and liabilities denominated in foreign currency. We recorded a foreign currency loss of $1.1 million for both the nine months ended September 30, 2013 and 2012.

Provision for Income Taxes. Income taxes were a benefit of $0.1 million and an expense of $3.0 million for the nine months ended September 30, 2013 and 2012, respectively. Foreign tax expense, where we generally have taxable income, was $3.5 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, we recorded a tax benefit of $3.6 million in the United States primarily due to the release of uncertain tax positions resulting from the expiration of statutes of limitations. We operate in a number of countries outside the United States where we are generally taxed at lower statutory rates than the United States and also benefit from tax holidays in some foreign locations. The Italy Revenue Agency Enactment No. 140973 provides for a refund claim in the event of non-deduction of employee and quasi-employee costs.  This refund claim applied to tax years 2007 through 2011.  We recorded a benefit of $1.0 million related to this refund in the nine months ended September 30, 2013.

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

We made capital expenditures (including amounts financed under capital leases) of $38.5 million in the nine months ended September 30, 2013 as compared to $41.1 million for the nine months ended September 30, 2012. We expect to continue to make capital expenditures to build new service centers, upgrade existing service centers, meet new contract requirements and maintain and upgrade our infrastructure.

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

In October 2009, Stream, Stream Holdings Corporation, Stream International, Inc., Stream New York, Inc., Stream Global Services-US, Inc., Stream Global Services-AZ, Inc. and Stream International Europe B.V. (collectively, the “U.S. Borrowers”), and SGS Netherland Investment Corporation B.V. and Stream International Canada Inc., (collectively, the “Foreign Borrowers” and together with the U.S. Borrowers, the “Borrowers”), entered into a Credit Agreement, as amended by the First Amendment to Credit Agreement dated June 3, 2011, the Second Amendment to Credit Agreement dated November 1, 2011 and the Third Amendment to Credit Agreement dated December 27, 2012,  with Wells Fargo Capital Finance, LLC, as agent and co-arranger, Goldman Sachs Lending Partners LLC, as co-arranger, and each of the lenders party thereto, as lenders (the “Credit Agreement”), providing for the revolving credit financing (the “ABL Facility”) of up to $125.0 million, including a $20.0 million sub-limit for letters of credit, in each case, with certain further sub-limits for certain Foreign Borrowers. The ABL Facility has a term of five years effective from the date of the Third Amendment to Credit Agreement or 120 days prior to the maturity of our Notes (including any refinancing or extension of the Notes), whichever is less, at an interest rate of Wells Fargo’s base rate plus 150 basis points or LIBOR plus 250 basis points at our discretion. The ABL Facility has a fixed charge coverage ratio financial covenant that is operative when our availability under the facility is less than $25.0 million. At September 30, 2013, we had $87.2 million available under the ABL Facility, which includes increases in availability resulting from the Third Amendment to Credit Agreement. We were in compliance with the financial covenant as of September 30, 2013.

Letters of Credit. We had certain standby letters of credit for the benefit of landlords of certain sites in the United States and Canada. As of September 30, 2013, we had no letters of credit in place under our ABL Facility.

Unrestricted cash and cash equivalents totaled $15.4 million for the nine months ended September 30, 2013 which is a $3.5 million increase compared to $11.9 million for the nine months ended September 30, 2012. The amount of cash and cash equivalents on hand at any given time is primarily affected by timing differences between the collection of our accounts receivables and payment of our expenses. The timing of collections are a function of contractually agreed payment terms with our clients while certain routine disbursements (e.g. payrolls) are based on prevailing convention or statutory requirements in each jurisdiction where we do business. Our ABL Facility is utilized to provide a bridge between these timing differences allowing us to more effectively utilize our cash and cash equivalents on hand. A substantial portion of our cash and cash equivalents is located in foreign countries and may be subject to foreign withholding taxes if repatriated to the United States.

Working capital decreased $44.7 million to $40.9 million for the nine months ended September 30, 2013, compared to $85.6 million for the nine months ended September 30, 2012. The decrease in working capital is primarily due to the classification of the revolving line of credit from long term liabilities to short term liabilities partially offset by an increase in accounts receivable and cash.

Net cash provided by operating activities totaled $49.9 million for the nine months ended September 30, 2013, a $16.5 million increase from the $33.4 million provided by operations for the nine months ended September 30, 2012 due to changes in working capital partially offset by improvement in net income.

Net cash used in investing activities totaled $70.0 million for the nine months ended September 30, 2013 which is a $33.4 million increase from the $36.6 million used in the period ended September 30, 2012. The increase is primarily due to the acquisitions.

Net cash provided by financing activities totaled $18.8 million for the nine months ended September 30, 2013, a $26.9 million increase from the $8.1 million used in financing activities for the period ended September 30, 2012.  The increase in cash provided by financing activities reflects the $26.4 million proceeds from issuance of debt in 2013 to finance the acquisition of LBM.

Our foreign exchange forward contracts require the exchange of foreign currencies for U.S. Dollars or vice versa, and generally mature in one to 24 months. We had outstanding foreign exchange forward contracts with aggregate notional amounts of $321.5 million as of September 30, 2013 and $205.6 million as of September 30, 2012.

We currently intend to replace, refinance or extend our ABL Credit Agreement at or prior to its maturity in June 2014 and to replace, refinance or extend the Notes at or prior to their maturity in October 2014.  However, there can be no assurance that we will be able to do so on terms favorable to us, or at all.  We believe that the renegotiated financing, combined with our cash generated from operations and existing cash and cash equivalents, should be sufficient to meet expected liquidity needs for the next 12 months.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our debt facilities since some of those instruments bear interest at variable rates. At September 30, 2013, we had outstanding borrowings under variable rate debt agreements that totaled approximately $29.9 million. A hypothetical 1% increase in the interest rate would have increased interest expense by approximately $0.3 million and would have decreased annual cash flow by a comparable amount. The carrying amount of our variable rate borrowings reflects fair value due to their short-term and variable interest rate features.

We had no outstanding interest rate derivatives covering interest rate exposure at September 30, 2013.

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

The following summarizes the relative (weakening)/strengthening of the U.S. Dollar against the local currency during the years presented:

	Nine Months Ended September 30,
	2013	2012
U.S. Dollar vs. Canadian Dollar	3.8%	(3.6)%
U.S. Dollar vs. Euro	(2.3)%	0.7%
U.S. Dollar vs. Indian Rupee	13.6%	(3.3)%
U.S. Dollar vs. Philippine Peso	5.3%	(4.9)%
U.S. Dollar vs. British Pound	0.7%	(3.8)%

Cash Flow Hedging Program

Substantially all of our subsidiaries use the respective local currency as their functional currency because they pay labor and operating costs in those local currencies. Certain of our subsidiaries in the Philippines use the U.S. Dollar as their functional currency while paying their labor and operating cost in local currency. Conversely, revenue for most of our foreign subsidiaries is derived principally from client contracts that are invoiced and collected in U.S. Dollars, Euros, British Pounds and other non-local currencies. Where appropriate, to mitigate the risk of principally a weaker U.S. Dollar, we purchase forward contracts to acquire the local currency of certain of the foreign subsidiaries at a fixed exchange rate at specific dates in the future. We have designated and account for certain of these derivative instruments as cash flow hedges where applicable, as defined by the authoritative guidance.

Given the significance of our foreign operations and the potential volatility of certain of these currencies versus the U.S. Dollar, we use forward purchases of Philippine Pesos, Canadian Dollars, British Pounds and Indian Rupees to minimize the impact of currency fluctuations. As of September 30, 2013, we had entered into forward contracts with financial institutions to acquire or sell the following currencies:

Currency	Notional Value (in thousands)	USD Equivalent (in thousands)	Highest Rate	Lowest Rate
Philippine Peso	10,275,500	237,128	44.60	40.80
Canadian Dollar	46,700	45,631	1.06	0.99
Indian Rupee	1,146,000	18,222	68.29	55.80
Euro	1,690	2,261	1.35	1.33
British Pound	13,626	22,421	1.60	1.55

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

ITEM 4.                  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our Chief Executive Officer, Kathryn V. Marinello, and our Chief Financial Officer, Michael Henricks (our principal executive officer and principal financial officer, respectively), have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective as of September 30, 2013 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by Stream in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. On an on-going basis, we review and document our disclosure controls and procedures and our internal control over financial reporting and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

None.

ITEM 1A.         RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 26, 2013, which could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause operating results to vary significantly from period to period. As of September 30, 2013, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2012, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

STREAM GLOBAL SERVICES, INC.

November 6, 2013	By:	/s/ Kathryn V. Marinello
Kathryn V. Marinello
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

November 6, 2013	By:	/s/ Michael Henricks
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